Form 10-K405/A
period 1994-06-30
APPLIED MICROBIOLOGY INC
filed 1995-09-18
CIK 744962

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A-2

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 1994               Commission File Number 0-14983

                          APPLIED MICROBIOLOGY, INC.
            (Exact Name of Registrant as Specified in its Charter)

                New York                                  11-2653613
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                  Identification Number)

      771 Old Saw Mill River Road
         Tarrytown, New York                                10591
(Address of Principal Executive Offices)                  (Zip Code)

            Registrant's telephone number,
            including Area Code:                    (914) 347-5767

          Securities registered pursuant to Section 12(b) of the Act:

                   Common Stock (par value $.005 per share)

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock (par value $.005 per share)
                                Title of Class

                              Redeemable Warrants
                                Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past ninety (90) days.    Yes  X     No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

Item 6.  SELECTED FINANCIAL DATA


     The following tables summarize certain financial data that are qualified by the more detailed financial statements included herein. The reporting currency is the Great Britain Pound ("GBP") as a result of the BP Transactions which are described in Note 1 to the Consolidated Financial Statements, and whereunder the Company acquired its Aplin & Barrett subsidiary (A&B). Figures are stated in thousands, except per share amounts.

Year ended June 30                      1994         1993           1992(1)           1991            1990
------------------                      ----         ----           -------           ----            ----
Sales                                  6,415         7,822           5,617           5,114           4,960

Interest and Other Income                468           200             131              64              42

Write-off of Purchased Research and
Development/Goodwill Amortization       ----        11,370            ----            ----           1,041

Other Costs and Expenses               5,588         5,755           3,815           3,477           3,543

Tax Expense                              123           274             625             576             544

Net Income/(Loss)                      1,172        (9,377)          1,308           1,125            (126)

Net Earnings/(Loss) per Share            .06          (.67)           1.38            1.21            (.14)

Selected Balance Sheet Data:
                                        1994          1993            1992            1991            1990
                                        ----          ----            ----            ----            ----
Working Capital                        4,767         3,810           1,048             241             (30)
Total Assets                           7,655         7,106           4,244           4,248           5,068
Total Liabilities                      1,000         1,494           1,771           2,508           3,588
Redeemable Preferred Stock               758           758            ----            ----            ----
Stockholders' Equity                   5,897         4,854           2,473           1,740           1,480

------------
(1) In connection with the consummation of the BP Transactions, the Company adopted A&B's fiscal year which ends on June 30. The

Company filed a Transition Report on Form 10-K for the fiscal period January 1, 1992 through August 31, 1992 to provide for the transition to A&B's historical financial information. Such Transition Report provided information with respect to the Company immediately prior to the consummation of the BP Transactions.
For all previous years, the table sets forth the financial results of Aplin & Barrett.

(2) The Company has not paid a cash dividend to its public shareholders on its Common Stock, although A&B did pay dividends to its stockholder before A&B was acquired by the Company. The Company does not contemplate paying any cash dividends on its Common Stock in the near future.

     The following table provides the US dollar equivalent of the selected financial data set forth above. These figures are based on an average exchange rate for income and expense of $1.4987 per GBP for 1994, $1.5448 per GBP for 1993, $1.744 for 1992, $1.68175 for 1991, and $1.647 for 1990, and for assets and liabilities of 1.5424 for 1994, 1.5091 for 1993, 1.899 for 1992, 1.90 for
1991, and 1.90 for 1990. Figures are stated in thousands, except per share amounts.

Year ended June 30                      1994          1993            1992(1)            1991           1990
------------------                      ----          ----            -------            ----           ----
Sales                                  9,614         12,083            9,796            8,600          8,168

Interest and Other Income                701            309              229              107             69

Write-off of Purchased Research and
Development/Goodwill Amortization       ----         17,564             ----             ----          1,714

Other Costs and Expenses               8,374          8,891            6,653            5,846          5,834

Tax Expense                              184            423            1,090              969            896

Net Income/(Loss)                      1,757        (14,486)           2,282            1,892           (207)

Net Earnings/(Loss) per Share            .09          (1.03)            2.41             2.04           (.22)

                                       3

Selected Balance Sheet Data:
                                        1994         1993              1992              1991           1990
                                        ----         ----              ----              ----           ----
Working Capital                         7,354        5,750             1,990              458            (57)
Total Assets                           11,808       10,724             8,060            8,071          9,629
Total Liabilities                       1,542        2,255             3,363            4,765          6,817
Redeemable Preferred Stock              1,500        1,500              ----             ----           ----
Stockholders' Equity                    8,766        6,969             4,697            3,306          2,812

------------
(1) See footnote (1) above.

(2) See footnote (2) above.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

Introduction

     As a consequence of the closing on August 31, 1992 of the BP Transactions which are described in Note 1 to the Consolidated Financial Statements, and which for financial reporting purposes are accounted for as a reverse acquisition, the results for the year ended June 30, 1994 are those of the Company for the whole year. The results for the year ended June 30, 1993 are those of A&B for the full year and those of the Company other than A&B ("AMBI results") for the period from September 1, 1992 through June 30, 1993. The results for the year ended June 30, 1992 are solely those of A&B.

     The reporting currency for the Consolidated Financial Statements is the Great Britain Pound ("GBP"). Most of the figures in this discussion are therefore stated in that currency. Certain salient figures are also shown in U.S. dollars based on an average exchange rate for income and expenses of $1.4987 per GBP for 1994, 1.5448 for 1993, and 1.744 for 1992, and for assets and liabilities of 1.5424 for 1994, and 1.5091 for 1993.

General

     The Company's historical revenues have been primarily attributable to sales of its own products. The Company also acts as U.K. selling agent for certain products of both affiliated as well as other companies. This latter activity has decreased in the year ended June 30, 1994 due to the Company relinquishing its U.K. agency to sell certain products. The Company also receives royalty income from users of its patented technology. This source of income is increasing.

     Cost of sales includes both direct and indirect manufacturing costs. Research costs includes internal expenditure in respect of the Company's U.S. laboratory facilities (salaries, materials, occupancy) and monies expended with external research facilities.

     Selling, general and administrative expenses include management salaries, clerical and administrative overheads, legal and public relations fees, and costs associated with selling of the Company's products.

     The Company capitalizes patent costs, as these generate royalty income on an ongoing basis. These costs are amortized over periods of five to fifteen years.


Results of Operations

     The Company has an accumulated deficit due to the write-off of purchased goodwill (amortized over five years from 1986-1990) and purchased research and development costs (written-off in the year ended June 30, 1993 in connection with the BP Transactions described in Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Three years ended June 30, 1994, 1993, and 1992

     Sales

     Sales decreased 18.0% to GBP 6.42 million ($ 9.61 million) in 1994 from
GBP 7.82 million ($ 12.08 million) in 1993. The figures for 1993 include sales of GBP 1.33 million from products sold by the Company under an agency agreement which terminated June 30, 1993; accordingly there are no sales of these products in the 1994 figures. Sales of the Company's own products declined by GBP 0.31 million, largely as a result of a reduction in sales to Australia, where the 1993 figure had increased due to a change in marketing arrangements; inventory which was previously treated as on consignment was sold to the distributor.
This was offset by increased sales in North and South America. Sales of products under continuing agency agreements increased by GBP 0.24 million. The figure for 1994 includes GBP 1.66 million ($2.48 million) in sales made to related parties; in 1993 sales to related parties amounted to GBP 2.22 million ($3.44 million). The main reason for this decrease was the change in marketing arrangements mentioned above.

     The Company's 1993 sales of GBP 7.82 million ($ 12.08 million) were 39.3% higher than the 1992 sales of GBP 5.62 million ($ 9.8 million). Approximately 11% of the total increase was due to the inclusion of the AMBI results. The balance of this increase was primarily due to increased sales of the Company's own products, principally in Australia (due to the changed arrangements detailed above) and Latin America.

     Cost of Sales

     Cost of sales was GBP 2.35 million ($ 3.53 million) in 1994, a decrease of 36.2% from the 1993 figure of GBP 3.69 million ($5.71 million), and as a percentage of revenues was 36.7% compared to 47.2% in 1993. The decrease in cost of sales as a percentage of revenue was largely due to the inclusion in sales of a greater proportion of own manufactured products than in the previous year. These products provide higher margins than the agency goods.

     Cost of sales was GBP 3.69 million ($ 5.71 million) in 1993, an increase of 51.9% over the 1992 level of GBP 2.43 million ($ 4.24 million), and as a percentage of revenues was 47.2% compared to 43.3% in 1992. The increase in cost of sales as a percentage of revenue was due to increased raw material costs.

     Selling, General and Administrative Expenses


     Selling, general and administrative expenses ("SG&A") was GBP 2.33 million, GBP 1.40 million, and GBP 0.98 million in 1994, 1993 and 1992 respectively, representing increases of 66.4% in 1994 from 1993, and 43.3% in 1993 from 1992. SG&A as a percentage of sales was 36.4%, 17.9% and 17.4% in 1994, 1993 and 1992 respectively. The main components of the increase in 1994 were recruitment of additional sales staff, and increased public relations costs and other professional fees.

     Research Costs

     Research Costs were GBP 0.49 million, GBP 0.30 million, and GBP 0.13 million in 1994, 1993 and 1992 respectively, representing increases of 64.4% in 1994 from 1993, and 129.2% in 1993 from 1992. Research costs as a percentage of sales were 7.6%, 3.8% and 2.3% respectively.

     The Company has strengthened its in-house research team with several new appointments during the year.

     Income Before Tax Expense

     Income before tax expense was GBP 1.30 million ($ 1.94 million) in 1994, compared with a loss of GBP 9.10 million ($ 14.06 million) in 1993, although this later figure included the write-off of purchased research and development referred to in Results of Operations above.

     In the quarter ended June 30, 1994, the Company's income before tax expense declined to GBP 51,000 as a result primarily of a decline in sales resulting from a price increase effective April 1, 1994, causing some customers to place orders prior to the price increase. In addition, the quarterly results included a provision for obsolete inventory resulting from a management review, fixed costs not being fully absorbed by the lower production levels, and a variety of individually small charges.

     Income before tax expense was GBP 1.93 million ($3.37 million) in 1992.

     Tax Expense

     In 1994, the Company's pretax income was substantially offset by net operating losses. Pretax income in 1993 included a large loss relating to the write-off of purchased research and development which was not deductible and which therefore did not generate a corresponding tax benefit. Since the Company's 1992 financial statements included only the Company's U.K. operations, the tax rate was at the U.K. level of 33%. The effective tax rate may be expected to vary in the future depending upon the respective levels of income in the U.S. and the U.K. Refer to Note 11 to the financial statements for a fuller analysis of the tax charge.

Liquidity and Capital Resources

     As of June 30, 1994 the Company had working capital of GBP 4.77 million

($7.35 million), which includes cash and cash equivalents of GBP 3.27 million ($5.05 million). On June 30, 1993, working capital was GBP 3.81 million ($5.75 million), which included cash and cash equivalents of GBP 2.37 million ($3.57 million). The non-cash components of working capital are therefore virtually unchanged (approx. GBP 1.5 million).

     During 1994 the Company generated cash from operations of GBP 1.71 million ($2.56 million). The Company used a portion of these funds to repay short-term borrowings in the U.K., and for capital expenditure, and for payment of preferred stock dividends.

     The Company anticipates expansion of its pharmaceutical research and development work, and will among other things, be expanding its facilities, acquiring additional equipment, and hiring additional personnel. The Company may incur significant operating losses as it expands its business. The Company believes it has cash on hand to provide for its anticipated expanded operations for at least one year. The nature of research and development is such that new discoveries and improvements may necessitate the Company to seek financing to take advantage of the market opportunities afforded by such discoveries and improvements.

     The Company is considering, among other things, raising capital through corporate partnerships, private placements and public offerings of securities.

Inflation and Prevailing Economic Conditions

     The Company does not believe inflation has had a significant impact on the Company's operations.

     The Company does not believe exchange rates have had a significant impact on the Company's operations, as its main trading currency, GBP has been fairly stable.

Seasonality

     The Company does not believe there is any significant seasonal effect on the Company's operations.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 APPLIED MICROBIOLOGY, INC.

                                 By:  /s/ Fredric D. Price
                                      Fredric D. Price, President,
                                      CEO and Director
Dated:  September 11, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of September 11, 1995 by the following persons on behalf of Registrant and in the capacities indicated.

                                 /s/ Fredric D. Price
                                 Fredric D. Price, President,
                                 CEO and Director
                                 (Principal Accounting and Financial
                                   Officer)

                                 /s/ Ian Clack
                                 Ian Clack, Director

                                 /s/ Douglas A. Cotter
                                 Douglas A. Cotter, Director

                                 /s/ Audrey T Cross
                                 Audrey T. Cross, Director

                                 /s/ John P. Friend
                                 John P. Friend, Director

                                 /s/ David Guttmann
                                 David Guttmann,
                                 Chairman of the Board

                                 /s/ Robert Pollack
                                 Robert E. Pollack, Director

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                      FILED WITH THE ANNUAL REPORT OF THE

                             COMPANY ON FORM 10-K

                                 JUNE 30, 1994



                                                          PAGE

INDEPENDENT AUDITORS' REPORT                               F-2


CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1994
     AND 1993                                              F-3


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
     YEARS ENDED JUNE 30, 1994, 1993 AND 1992              F-5


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992      F-7


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
     YEARS ENDED JUNE 30, 1994, 1993 AND 1992              F-8


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS             F-9


SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS         F-20


SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT
     INFORMATION                                          F-21

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Applied Microbiology, Inc.:




We have audited the consolidated financial statements in Great Britain pounds sterling of Applied Microbiology, Inc. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above in Great Britain pounds sterling present fairly, in all material respects, the financial position of Applied Microbiology, Inc. and subsidiary as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


New York, New York
July 19, 1994

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                        GBP '000            USD '000
                                    JUNE 30   JUNE 30   JUNE 30   JUNE 30
                                     1994       1993      1994      1993
                                     ----       ----      ----      ----
ASSETS
Current assets:
  Cash and cash equivalents          3,273     2,366     5,048     3,571
  Trade accounts receivable,
   less allowance for doubtful
   accounts of GBP 20,000 (1993
   GBP 21,000)                         855     1,170     1,319     1,766
  Inventories                          945       966     1,458     1,458
  Prepayments and other

   current assets (note 13)            396      313        611       472
  Due from affiliated
   companies (note 9)                    4      175          6       264
                                     -----     -----    ------    ------

Total current assets                 5,473    4,990      8,442     7,531



Property and equipment, net
 (notes 3 and 4)                     1,650     1,688     2,545     2,547

Patent costs and licensed
 technology, net of
 accumulated amortization
 of GBP 313,000 (1993
 GBP 193,000)                          505       428       779       646

Other asset                             27         -        42         -
                                     -----     -----    ------    ------

TOTAL ASSETS                         7,655     7,106    11,808    10,724
                                     =====     =====    ======    ======



See accompanying notes to consolidated financial statements.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                                         GBP '000            USD '000
                                     JUNE 30   JUNE 30   JUNE 30   JUNE 30
                                       1994      1993      1994      1993
                                       ----      ----      ----      ----
LIABILITIES, REDEEMABLE PREFERRED
 STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes
   payable (note 4)                      8         9        12        14
  Bank overdraft (note 5)                -       193         -       291
  Accounts payable and
   accrued expenses (note 6)           482       645       743       973
  Due to affiliated companies
   (note 9)                            152        36       234        54
  Other liabilities                     40        89        62       135
  Dividends payable (note 7)            17        60        26        91
  Income tax payable                     7       148        11       223
                                   -------   -------   -------   -------
Total current liabilities              706     1,180     1,088     1,781


Notes payable (note 4)                  14        23        22        35
Deferred taxes payable (note 10)       280       291       432       439
                                   -------   -------   -------   -------
TOTAL LIABILITIES                    1,000     1,494     1,542     2,255
                                   -------   -------   -------   -------

REDEEMABLE PREFERRED
  STOCK (note 7)
  $0.01 par value.  Issued
  and outstanding 1,500 shares
  at June 30, 1994 and 1993
  (aggregate involuntary
  liquidation value GBP
  991,000)                         758       758     1,500     1,500
                                   -------   -------   -------   -------
STOCKHOLDERS' EQUITY (notes 7
  and 8):
  Preferred stock, $0.01 par
  value. Issued and outstanding
  none at June 30, 1994, and
  1,145 shares at June 30, 1993
  Common stock, $0.005 par
   value, authorized 25,000,000
   shares. Issued and
   outstanding 18,155,858
   shares at June 30 1994, and
   16,838,727 at June 30, 1993          47        43        91        84

  Additional paid-in capital        21,011    20,969    31,351    31,289
  Accumulated deficit              (15,413)  (16,503)  (23,276)  (24,905)
  Currency translation
   adjustments                         252       345       600       501
TOTAL STOCKHOLDERS'                -------   -------   -------   -------
 EQUITY                              5,897     4,854     8,766     6,969
COMMITMENTS AND CONTINGENT
 LIABILITIES (note 12)             -------   -------   -------   -------

TOTAL LIABILITIES, REDEEMABLE
  PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY               7,655     7,106    11,808    10,724
                                   =======   =======   =======   =======

See accompanying notes to consolidated financial statements.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEAR ENDED JUNE 30
                                        1994      1993      1992
                                      GBP '000  GBP '000  GBP '000
                                      --------  --------  --------
Sales (notes 8 and 9)                   6,415     7,822      5,617

Cost of sales (note 9)                 (2,353)   (3,693)    (2,432)
                                      --------  --------   --------

GROSS PROFIT                            4,062     4,129      3,185

Other operating income (note 9)           362       158        114
Selling, general and administrative
 expenses (notes 11 and 13)            (2,333)   (1,398)      (975)
Research costs (note 9)                  (490)     (298)      (130)
Depreciation and amortization            (388)     (338)      (227)
Write-off of purchased research
 and development costs                      -   (11,370)         -
                                      --------  --------   --------

OPERATING INCOME/(LOSS)                 1,213    (9,117)     1,967

Foreign exchange loss                     (22)      (25)       (18)
Interest income (note 9)                  106        42         17
Interest expense (note 9)                  (2)       (3)       (33)
                                      --------  --------   --------

INCOME/(LOSS) BEFORE TAX
 EXPENSE                                1,295    (9,103)     1,933

Tax expense (note 10)                    (123)     (274)      (625)
                                      --------  --------   --------

NET INCOME/(LOSS)                       1,172    (9,377)     1,308
                                      ========  ========   ========


NET EARNINGS/(LOSS) PER SHARE         GBP0.06  (GBP0.67)    GBP1.38


See accompanying notes to consolidated financial statements.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                           YEAR ENDED JUNE 30
                                         1994      1993      1992
                                      USD '000  USD '000  USD '000
                                     --------- ---------  --------
Sales (notes 8 and 9)                   9,614    12,083      9,796
Cost of sales (note 9)                 (3,526)   (5,705)    (4,241)
                                     --------- ---------  --------

GROSS PROFIT                            6,088     6,378      5,555

Other operating income (note 9)           542       244        199

Selling, general and administrative
 expenses (notes 11 and 13)            (3,496)   (2,160)    (1,700)
Research costs (note 9)                  (734)     (460)      (227)
Depreciation and amortization            (582)     (522)      (396)
Write-off of purchased research
 and development costs                      -   (17,564)         -
                                     --------  --------   --------

OPERATING INCOME/(LOSS)                 1,818   (14,084)     3,431

Foreign exchange loss                     (33)      (39)       (31)
Interest income (note 9)                  159        65         30
Interest expense (note 9)                  (3)       (5)       (58)
                                     --------  --------   --------

INCOME/(LOSS) BEFORE TAX
 EXPENSE                                1,941   (14,063)     3,372

Tax expense (note 10)                    (184)     (423)    (1,090)
                                     --------  --------   --------

NET INCOME/(LOSS)                       1,757   (14,486)     2,282
                                     ========  ========   ========
NET EARNINGS/(LOSS) PER SHARE           $0.09    ($1.03)     $2.41



See accompanying notes to consolidated financial statements.

                   APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                Preferred Stock          C o m m o n   S t o c k        Additional Accumulated  Currency
                                                      Applied          Aplin & Barrett   Paid-In     Deficit   Translation
                                                    Microbiology                         Capital                Adjustments   TOTAL
                                 Shares GBP'000    Shares GBP'000      Shares   GBP'000  GBP'000     GBP'000     GBP'000     GBP'000
                                 ------ -------    ------ -------      ------   -------  -------     -------     -------     -------
Balance as at June 30, 1991         -    -              -       -      928,515     929    7,188      (6,377)          -       1,740
Issue of common stock for cash      -    -              -       -    1,200,000   1,200        -           -           -       1,200
Net income for the year             -    -              -       -            -       -        -       1,308           -       1,308
Dividends paid                      -    -              -       -            -       -        -      (1,850)          -      (1,850)
Contribution of capital             -    -              -       -            -       -       75           -           -          75
                                 ------ --     ----------      --   ----------  ------   ------     -------         ---     -------


Balance as at June 30, 1992          -   -              -       -    2,128,515   2,129    7,263      (6,919)          -       2,473

Issue of stock in respect of:
- acquisition of Aplin &
  Barrett Ltd                        -   -      8,450,000      21            -       -   18,657           -           -      18,678
- technology agreement               -   -        850,000       3            -       -    1,877           -           -       1,880
- licencing agreement                -   -         10,000       -            -       -       24           -           -          24
Adjustments due to reverse
  acquisition                    1,145   -      7,528,727      19   (2,128,515) (2,129)  (8,919)          -           -     (11,029)
Provision for extra shares
  to be issued                       -   -              -       -            -       -    2,067           -           -       2,067
Net loss for the year                -   -              -       -            -       -        -      (9,377)          -      (9,377)
Preference dividend paid and
  provided                           -   -              -       -            -       -        -        (207)          -        (207)
Arising on translation during
  the year                           -   -              -       -            -       -        -           -         345         345
                                 ------ --     ----------      --   ----------  ------   ------     -------         ---     -------

Balance as at June 30, 1993      1,145  -      16,838,727      43            -       -   20,969     (16,503)        345       4,854

Issue of common stock provided
  for in 1993                        -  -         935,000       3            -       -       (3)          -           -           -
Conversion of preferred stock
  to common stock               (1,145) -         327,131       1            -       -       (1)          -           -           -
Common stock issued for cash
  on exercise of options and
  warrants                           -  -          55,000       -            -       -       46           -           -          46
Net income for the year              -  -               -       -            -       -        -       1,172           -       1,172
Preference dividend paid and
  provided                           -  -               -       -            -       -        -         (82)          -         (82)
Arising on translation during
  the year                           -  -               -       -            -       -        -           -         (93)        (93)
                                 ------ --     ----------      --   ----------  ------   ------     -------         ---     -------
Balance as at June 30, 1994          -  -      18,155,858      47            -       -   21,011     (15,413)        252       5,897
                                 ====== ==     ==========      ==   ==========  ======   ======     =======         ===     =======

USD equivalent                       -                         91                    -   31,351     (23,276)        600       8,766


See accompanying notes to consolidated financial statements.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED JUNE 30
                                                                          1994           1993           1992

                                                                         GBP'000        GBP'000        GBP'000
                                                                         -------        -------        -------
Cash flows from operating activities:
 Net income/(loss)                                                        1,172         (9,377)         1,308
 Adjustments to reconcile net income/(loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                          388            338            227
     Loss on sale of property and equipment                                   -              2              -
     Write-off of purchased R&D                                               -         11,370              -
     Provision for deferred income taxes                                    (11)             3              9
 Changes in assets and liabilities:
     Decrease/(increase) in trade accounts receivable                       315           (308)           (21)
     Decrease/(increase) in inventories                                      21            315           (240)
     (Increase)/decrease in other assets                                   (113)           341            (27)
     Decrease/(increase) in amounts due from affiliated companies           171           ( 69)             -
     (Decrease)/increase in income tax payable                             (141)           223           ( 75)
     (Decrease)/increase in accounts payable and accrued expenses          (163)           143             27
     Increase/(decrease) in amounts due to affiliated companies             118           (958)          (635)
     (Decrease)/increase in other payables                                  (48)            62           (104)
                                                                        -------        -------        -------
Net cash provided by operating activities                                 1,709          2,085            469
                                                                        -------        -------        -------
Cash flows from investing activities:
 Acquisitions of property and equipment                                    (225)          (169)          (162)
 Proceeds on sale of property and equipment                                   -              4              -
 Patent costs and licenced technology                                      (216)          (370)             -
 Business acquired                                                            -           (166)             -
                                                                        -------        -------        -------
Net cash used in investing activities                                      (441)          (701)          (162)
                                                                        -------        -------        -------
Cash flows from financing activities:
 Dividend paid                                                             (125)          (147)        (1,850)
 (Decrease)/increase in bank overdraft                                     (193)            55            138
 (Repayment)/borrowings of notes payable                                    (10)            15              -
 Proceeds from issue of preferred stock                                       -            758              -
 Contribution of capital                                                      -              -             75
 Proceeds from issue of common stock                                         46              -          1,200
                                                                        -------        -------        -------
Net cash (used in)/provided by financing activities                        (282)           681           (437)
                                                                        -------        -------        -------
Net increase/(decrease) in cash and cash equivalents                        986          2,065           (130)
Cash and cash equivalents at beginning of year                            2,366             11            141
Effect of exchange rate movement                                            (79)           290              -
                                                                        -------        -------        -------
Cash and cash equivalents at end of year                                  3,273          2,366             11
                                                                        -------        -------        -------

See accompanying notes to consolidated financial statements.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS & ACQUISITION OF APLIN & BARRETT LIMITED & CHANGE OF
     CONTROL

     Applied Microbiology, Inc. ('The Company') is a New York corporation which was incorporated on June 29, 1983. The Company has developed non-toxic proteins which destroy bacteria. It markets its products through licenses or joint ventures with companies that have established positions in target markets.

     During 1989, a wholly owned subsidiary of Burns, Philp & Company Limited (hereinafter, Burns, Philp & Company Limited and/or any of its wholly owned subsidiaries will be referred to as "the Burns Philp Group") acquired 1,000,000 shares of common stock in the Company.

     On May 14, 1992, the Company issued 348,837 shares of common stock to the Burns Philp Group at US$4.30 per share, for a total consideration of $1,500,000. On August 31, 1992, the Company issued a further 8,450,000 shares of common stock of the Company to the Burns Philp Group in exchange for acquiring all the issued and outstanding shares of Aplin & Barrett Limited ("A&B"). Aplin & Barrett Limited is a U.K. company, whose principal activities are the manufacture and marketing of preservatives, pharmaceutical products, cheese starter cultures, and other ingredients for the dairy industry. Since 1985, A&B had been part of the Burns Philp Group. Also on August 31, 1992, the Burns Philp Group paid to the Company $1,500,000 in consideration for acquiring 1,500 shares of non-convertible preferred stock of the Company having an aggregate liquidation value of $1,500,000.

     An additional 935,000 shares of the Company's common stock was reserved for issuance to the Burns Philp Group in July 1993 if A&B's fiscal 1993 budgeted revenues from certain products were realised. This condition was met, and provision made for the issuing of those shares. The shares were issued on July 2, 1993.

     The preceding transactions were consummated pursuant to an Agreement for the Purchase and Sale of Stock dated as of June 30, 1992 (the "Purchase Agreement").

     Pursuant to an agreement dated June 29, 1992, (the "Technology Agreement") with the Burns Philp Group, the Company licensed certain purification technology (the "Technology") from the Burns Philp Group in exchange for 850,000 shares of the Company's common stock. The technology was valued at $3,719,000 based on the market value of the Company's stock issued.

     As a result of the preceding transactions (the "BP transactions"), and of prior acquisitions of shares of the Company's common stock, the Burns Philp Group currently owns 11,583,837 shares of common stock, which constitutes approximately 64% of the currently issued and outstanding shares of common stock. In addition to the ownership of common stock, the Burns Philp Group owns 1,500 shares valued at $1,500,000 of non-convertible preferred stock of the Company.


     Following the BP transactions, the Company continues as a publicly traded corporation with A&B as a wholly owned operating subsidiary. The acquisition of A&B by the Company and the issue of common stock to the Burns Philp Group resulted in the Burns Philp Group obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority voting interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the BP transactions have been accounted for as a "reverse acquisition" for financial reporting purposes and A&B is deemed to have acquired, at date of the BP transactions, a 65% interest in the Company. Despite the financial reporting requirement to account for the acquisition as a "reverse acquisition", the Company remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     Due to the "reverse acquisition", the reporting currency for the combined entity is the Great Britain pounds sterling (GBP). For informational purposes, unaudited US$ translated consolidated balance sheets and consolidated statements of operations have been provided. For the assets and liabilities the exchange rates used are 1994 1.5424, 1993 1.5091, and for the statements of operations 1994 1.4987, 1993 1.5448, 1992 1.744.

     The Company has adopted A&B's June 30 fiscal year which commences on July 1 and ends on June 30. Pursuant to the change in fiscal year, the Company filed a transitional period 10K report for the eight month period up to August 31, 1992.

     The figures for the year ended June 30, 1994 include the results of both Applied Microbiology, Inc., and Aplin & Barrett Limited for the full year. Those for the year ended June 30, 1993 include Applied Microbiology, Inc., results for the 10 months then ended, and Aplin & Barrett Limited results for the full year. Those for the year ended 1992 comprise solely the results of Aplin & Barrett Limited.

     In accordance with generally accepted accounting principles as outlined in FASB Statement No. 2 "Accounting for Research and Development Costs" and FASB Interpretation No. 4 "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method", the adjustments to the consolidated financial statements account for the Burns Philp Group's purchase of the value of the Company's research and development costs that relate to products that are not yet commercially successful, as an expense in 1993.


2.   SIGNIFICANT ACCOUNTING POLICIES


     a)   Consolidation

          The consolidated financial statements include the results of operation and financial position of the Company and its wholly owned affiliate, Aplin & Barrett Limited, which is incorporated in Great Britain. The acquisition of Aplin & Barrett Limited on August 31, 1992 has been accounted for by the purchase method, and specifically a "reverse acquisition" as described in note 1 above.

     b)   Cash Equivalents

          Cash equivalents include money market accounts. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     c)   Inventory

          Inventory is valued at lower of cost (first-in, first-out, including attributable overhead expenditure) or market value, and consists of:
                                          1994        1993
                                        GBP'000     GBP'000
                                        -------     -------
               Raw materials               62          59
               Work in process            396         486
               Finished products          487         421
                                        ------      ------
                                          945         966
                                        ------      ------

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     d)   Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided using the straight-line method to write-off assets over their estimated useful lives. The estimated useful lives are as follows:

               Buildings and building
                 improvements           -    50 years
               Furniture and fixtures   -    20 years
               Machinery and equipment  -    5 or 10 years
               Office machinery         -    5 or 6 years
               Motor vehicles           -    5 years


     e)   Patent Costs & Licensed Technology

          Patent costs and licensed technology have been capitalized and are being amortized on a straight-line basis over periods ranging from five to fifteen years.

     f)   Research and Development

          Research and development costs are expensed as incurred.

     g)   Net(Loss)/Earnings Per Share

          Earnings per share for the year ended June 30, 1994 is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

          Common stock equivalents are not included in the computation of average shares outstanding for 1993 because the effect of such inclusion would be to increase earnings per share. There were no common stock equivalents in 1992.

                                  1994            1993            1992
                            (No. of shares) (No. of shares) (No. of shares)

Average shares outstanding     18,032,102      14,384,525       947,826
Net effect of dilutive
  stock options                   755,218               -             -
                               ----------      ----------       -------
Total average shares           18,787,320      14,384,525       947,826
                               ----------      ----------       -------
                                GBP'000          GBP'000         GBP'000

Net income/(loss)                   1,172          (9,377)        1,308
Preferred stock dividend              (82)           (207)            -
                               ----------      ----------       -------
Net income/(loss) attributable
to common stockholders              1,090          (9,584)        1,308
                               ----------      ----------       -------
Net earnings/(loss) per share
of common stock                   GBP0.06        (GBP0.67)      GBP1.38

     h)   Foreign Currencies

          Transactions in currencies other than Great Britain pounds sterling are recorded at the rate at the date of the transaction. Balances denominated in currencies other than Great Britain pounds sterling are translated into GBP at the exchange rate at the balance sheet date.


     i)   Taxation

          The Company accounts for deferred taxes using the liability method.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3.   PROPERTY AND EQUIPMENT

                                        1994        1993
                                       GBP'000     GBP'000
                                       -------     -------
     Cost: Land                            78          78
           Buildings and building
             improvements                 686         649
           Plant and other assets       3,339       3,156
                                    ---------   ---------

                                        4,103       3,883
     Accumulated depreciation and
       amortization                    (2,453)     (2,195)
                                    ---------   ---------

     Net book value                     1,650       1,688
                                    =========   =========


4.   NOTES PAYABLE

     In connection with the purchase of automobiles, the Company has borrowed approximately GBP 38,800. These loans bear interest at rates of 4.6% and 8.0% per annum, mature on September 6, 1997 and December 6, 1997, require approximate monthly payments of principal and interest in the amount of GBP 447 and GBP 394, and are secured by the automobiles.


5.   BANK LINE OF CREDIT

     The Company maintains a line of credit for working capital purposes in the U.K. of GBP 300,000 and pays interest on outstanding balances at the rate of 1% over Barclays Bank plc base rate. The arrangement expires in October 1994 and is reviewed for renewal on an annual basis. The facility was not being used at June 30, 1994. This line of credit includes an annual fee of GBP 625.


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES


     The following items are included in accounts payable and accrued expenses:
                                        1994        1993
                                       GBP'000     GBP'000
                                       -------     -------
          Accounts payable                292         473
          Accrued expenses                190         172
                                          ---         ---
                                          482         645
                                          ---         ---

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


7.   PREFERRED STOCK

     The Company is authorized to issue up to 5,000,000 shares of preferred stock, with a $0.01 par value, in one or more series and to fix the powers, designations, preferences and rights of each series. The outstanding issue of 1,500 shares of non-voting, non-convertible stock at June 30, 1994 and 1993 is entitled to cumulative annual dividends at the prime rate of Citibank N.A. in effect from time to time payable in quarterly instalments commencing January 1, 1993. These shares are mandatorily redeemable at $1,000 per share plus accrued dividends on consummation by the Company of a public offering of its securities for cash on Form
     S-1 or an equivalent form. Dividends payable on this stock at June 30, 1994 were approximately GBP 17,000 ($26,000), which were paid in July.

     The Company's previous issue of 1,145 shares of non-voting preferred stock which was outstanding at June 30, 1993 was converted to common stock during the year ended June 30, 1994 (see note 8 below).

8.   CAPITAL STOCK

     The Company had issued 1,145 shares of non-voting preferred stock, entitled to cumulative dividends at the rate of $120 per share payable in semi-annual instalments commencing July 1, 1992. The preferred stock was converted by all of the preferred shareholders in September 1993 to common stock. Each share of preferred stock which had a value of $1,000 was converted in accordance with the terms of the preferred stock offering at a conversion price of $3.50 per share of common stock into 285.7 shares of common stock.

     The Company had outstanding warrants for the purchase of its common stock as follows:
                                       Number of   Exercise price
                                       warrants      per share
                                       --------    ------------
     Balance at June 30, 1993         1,373,368     $1.25-$6.00
     Issued                              50,000          $4.625
     Expired                            (20,000)          $1.25

     Exercised                          (25,000)          $1.25
                                     ----------

     Balance at June 30, 1994         1,378,368     $1.25-$6.00
                                     ----------

     At June 30, 1994, 1,527,025 shares were issuable upon exercise of the above warrants. All such warrants were available to be exercised immediately. The warrants expire between 1994 and 2003. Certain of the warrants include anti-dilution clauses.

     On April 10, 1986, the Company adopted a Nonqualified Stock Option Plan whereby options to purchase 250,000 shares of the Company's common stock may be granted to consultants and Business Advisory Board and Scientific Advisory Board members.

     The Company adopted three Incentive Stock Option Plans ('Incentive Plans') whereby options to purchase an aggregate of 2,250,000 shares of the Company's common stock may be granted to officers, directors, employees, consultants and others who render services to the Company. The exercise price per share for the options granted under the Incentive Plans may not be less than the fair value of the Company's common stock on the date of grant. The options expire between 1994 and 2002.

     A summary of stock option activity related to the Company's stock option plans is as follows:
                                      Number of      Exercise price
                                       options          per share
                                      ---------       ------------
     Balance at June 30, 1993         1,163,250       $1.25-$4.875
     Issued                              64,000          $4-$4.375
     Expired                           (217,500)      $1.25-$4.875
     Exercised                          (30,000)             $1.25
                                      ---------

     Balance at June 30, 1994           979,750       $1.25-$4.875
                                      ---------

     Each of these options is entitled to one share of common stock.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


9.   SEGMENT REPORTING AND FOREIGN OPERATIONS


     a)   Significant customers

          There were no significant unaffiliated customers comprising over 10% of sales during the years 1994, 1993 and 1992. Sales to affiliated companies represented 25%, 28%, 19% of consolidated sales in 1994, 1993, and 1992.


     b)   Information about the Company's Operations in Different
          Geographic Areas


          Year ended June 30, 1994

                                     United  United  Adjustments    Consolidated
                                     States  Kingdom & Eliminations
                                    GBP'000  GBP'000    GBP'000      GBP'000
                                    -------  -------    -------      -------
Sales to unaffiliated customers         35     4,724          -        4,759
Transfer between geographic areas    2,681         -     (2,681)           -
Sales to affiliated customers            -     1,656          -        1,656
                                     -----     -----     ------       ------

Total revenue                        2,716     6,380     (2,681)       6,415
                                     -----     -----     ------       ------

Operating profit                     1,186        13         14        1,213
                                     -----     -----     ------       ------

Identifiable assets                  3,985     4,297       (627)       7,655




Year ended June 30, 1993

Sales to unaffiliated customers        243     5,354          -        5,597
Transfer between geographic areas    2,507       118     (2,625)           -
Sales to affiliated customers            -     2,225          -        2,225
                                     -----     -----     ------       ------

Total revenue                        2,750     7,697     (2,625)       7,822
                                     -----     -----     ------       ------
Operating profit                     1,623       643    (11,383)      (9,117)
                                     -----     -----     ------       ------
Identifiable assets                  2,928     4,190        (12)       7,106

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




9.   SEGMENT REPORTING AND FOREIGN OPERATIONS continued



     b)   Information about the Company's Operations in Different
          Geographic Areas continued


          Year ended June 30, 1992

                                     United  United  Adjustments    Consolidated
                                     States  Kingdom & Eliminations
                                    GBP'000  GBP'000    GBP'000      GBP'000
                                    -------  -------    -------      -------

Sales to unaffiliated customers          -     4,565          -        4,565
Sales to affiliated customers            -     1,052          -        1,052
                                     -----     -----     ------       ------

Total revenue                            -     5,617          -        5,617
                                     -----     -----     ------       ------

Operating profit                         -     1,967          -        1,967
                                     -----     -----     ------       ------

Total assets                             -     4,244          -        4,244


          Transfers between geographic areas are accounted for as arms-length transactions. Operating profit is total revenue less operating expenses. Identifiable assets are those assets which are identifiable with the operations in each geographic area.

          Of the U.S. sales to unaffiliated customers there were no export sales.

          Sales of the U.K. operation to unaffiliated customers by geographical area were as follows:-


                                   1994      1993      1992
                                  GBP'000   GBP'000   GBP'000
                                  -------   -------   -------
          North America              457         -       436
          Europe                   2,356     3,753     3,243
          South America              999       955       390
          Other                      912       646       496
                                --------  --------  --------
                                   4,724     5,354     4,565
                                --------  --------  --------


     c)   Industry

          The Company's business and that of Aplin & Barrett Limited has been in a single industry segment - the research, development,

          production and marketing of antimicrobial proteins and dairy ingredients for various applications.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


10.  RELATED PARTY TRANSACTIONS

     a)   Transactions with affiliated companies were as follows:

                                             1994      1993      1992
                                            GBP'000   GBP'000   GBP'000
                                            -------   -------   -------
          Sales to subsidiaries of
           common parent:
          Mauri Laboratories Pty. Ltd       1,406     2,179     1,012
          Burns Philp Food Inc.               250        46        40

          Purchases from subsidiary
           of common parent:
          Mauri Laboratories Pty. Ltd          352      248       171

          Income from manufacturing
           on behalf of subsidiary of
           common parent:
          Imperial Biotechnology Ltd           24        48         -

          Management fees received from
           subsidiaries of common parent:
          Burns Philp (U.K.) Plc               45        43        70
          Imperial Biotechnology Ltd           19        18        17

          Loan interest received from/
            (paid to) subsidiaries of
            common parent:
          Burns Philp (U.K.) Plc               11        22       (21)
          Burns Philp Inc.                     31         -         -

          Research and development
            services purchased from
            subsidiary of common
            parent:
          Imperial Biotechnology Ltd            -         -       120

          A general service agreement between Aplin & Barrett Ltd and Imperial Biotechnology Ltd for the provision of research and development was cancelled with effect from July 1, 1992.

          From time to time the Company advances money to or borrows money from affiliated companies. Interest receivable/payable on these advances is as shown above.

          In addition, the Company periodically incurs expenditure on behalf of affiliated companies for which it is reimbursed and reimburses affiliates for expenditure incurred on its behalf.

          The Company paid an affiliate GBP 26,000 during fiscal year 1994 for rent of office space and facilities (1993 GBP 18,000; 1992 nil).

          Other related party transactions are described in note 1 above.

     b)   Amounts due from/(to) affiliated companies were as follows:

                                             1994      1993
                                            GBP'000   GBP'000
                                            -------   -------
          Subsidiaries of common parent:
          Burns Philp (U.K.) Plc                4       124
          Burns Philp Inc.                    (91)        -
          Mauri Laboratories Pty. Ltd         (46)      (30)
          Imperial Biotechnology Ltd          (13)       51
          Burns Philp Food Inc.                (2)       (6)
                                             ----       ---
                                             (148)      139
                                             ----       ---
          Disclosed as:
          Due from affiliated companies         4       175
          Due to affiliated companies        (152)      (36)
                                             ----       ---
                                             (148)      139
                                             ----       ---

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES

     The income tax expense/(benefit) consists of:

                                  1994      1993      1992
                                 GBP'000   GBP'000   GBP'000

     Current                      134         271       616
     Deferred                     (11)          3         9
                               -------     -------   -------

                                  123         274       625
                               -------     -------   -------



     The Company adopted Statement of Financial Accounting Standards No. 109 as of July 1, 1992, the cumulative effect of which was not material to the consolidated financial statements and is, therefore, not presented separately.

     The taxing authorities in the U.K. have questioned the appropriateness of certain income tax deductions taken by Aplin & Barrett for the fiscal year ended June 30, 1993 relative to payments made by Aplin & Barrett to Applied Microbiology, Inc. The deductions aggregate GBP 2,601,000 for fiscal 1993, and are GBP 2,683,000 for fiscal 1994.
     Aplin & Barrett believes that these deductions are appropriate. If the taxing authorities ultimately deny these deductions, Aplin & Barrett, based on advice of outside counsel, believes that it is more likely than not that its position will be upheld upon appeal. The tax effect of the potential disallowance of these deductions has not been reflected in the accompanying consolidated financial statements.

     Income tax expense attributed to pre-tax income differed from the amounts computed by applying the US federal statutory tax rate to pre-tax income as a result of the following:

                                  1994      1993       1992
                                 GBP'000   GBP'000    GBP'000
                                 -------   -------    -------
     Computed 'expected' tax
       expense/(benefit)          454      (3,186)      657
     Increase/(reduction) in
       income taxes resulting
       from:

       Tax losses utilized       (435)       (572)        -
       Non-deductibility of
       write-off of purchased
       research and development     -       3,980         -
       Lower tax rate on foreign
       earnings                    (1)         (6)      (19)
       State and local taxes       93          61         -
       Other items                 12          (3)      (13)
                               -------     -------   -------

                                  123         274       625
                               -------     -------   -------

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:


                                            1994       1993
                                           GBP'000    GBP'000
                                           -------    -------
    Deferred tax asset
    Net operating loss carryforwards        1,356     2,403
    Less valuation allowance               (1,356)   (2,403)
                                           -------   -------
                                                -         -
                                           -------   -------
    Deferred tax liability
    Plant and equipment differences between
    depreciation and capital allowances      (186)     (207)
    Pension costs deductible as paid          (97)      (86)
    Other                                       3         2
                                           -------   -------
                                             (280)     (291)
                                           -------   -------
    Net deferred tax liability               (280)     (291)

    At June 30, 1994, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately GBP 3,875,000 which are available to offset future United States federal taxable income, if any, through 2007.

12. COMMITMENTS AND CONTINGENT LIABILITIES

    In July 1991, the Company entered into an exclusive license agreement whereby the Company received a license, with the right to sublicense, the use of a deodorant formulation. In exchange, the Company has agreed to pay royalties (as defined). Through June 30, 1994, the Company has not earned any revenue from these licenses.

    The Company has entered into various research and license agreements with certain universities to supplement the Company's research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon percentage of product sales.

    The Company has consulting agreements with several of its Scientific Advisory Board members and other consultants. These agreements generally are for a term of one year and are terminable at the Company's option.

    Under an operating lease, Aplin & Barrett Limited leases its offices in the U.K. The lease expires in September 2013. Payments under this lease were GBP 33,000 in 1994, GBP 29,000 in 1993 and 1992. Future noncancellable minimum payments under this lease are as follows:

                    Year    GBP'000
                    ----    -------
                    1995        34
                    1996        34
                    1997        34
                    1998        34
                    1999        34

                    Thereafter 476
                             ------
                    Total      646
                             ------

    In September 1994 the Company terminated a lease which provided for aggregate rental payments of $840,000 over a five-year period. The Company and the landlord under the lease are engaged in a dispute as to whether the Company was entitled to terminate the lease and whether the landlord is entitled to recover damages on account of the termination. The Company anticipates that the landlord will institute an action against the Company to enforce its claim. The Company cannot predict the outcome of the dispute at this early stage, and it has not yet engaged litigation counsel. The Company intends to contest vigorously any action by the landlord, and the Company does not at this time expect that the resolution of the dispute will have a materially adverse effect on the Company's consolidated financial position.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



13.  SUPPLEMENTAL CASH FLOW INFORMATION

                                   1994      1993      1992
                                  GBP'000   GBP'000   GBP'000
                                  -------   -------   -------
     Interest paid                    3         3        33
                                  =======   =======   =======

     Taxes paid                     249        19       652
                                  =======   =======   =======

14.  PENSION BENEFITS


     i) Applied Microbiology, Inc. participates in a defined benefit pension plan of Burns Philp Inc., an affiliated company, and the plan is called the 'Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees'. This plan provides retirement benefits based upon years of service, or a combination of employee compensation and years of service.

          Contributions payable to the plan in the year ended June 30, 1994 were approximately GBP 7,400. There were no contributions to the plan in prior years.


     ii) Aplin & Barrett Limited participates in a defined benefit pension plan of Burns Philp (U.K.) plc, an affiliated company called 'The Burns Philp (U.K.) plc Pension Plan'. The plan provides a pension of one sixtieth of final pensionable earnings for each year of service at a normal retirement age of 65. Pensionable earnings is basic salary less the basic UK state pension. On death in service, a lump sum benefit of three times basic salary is paid. In addition, on death at any time, a spouse's pension of one-half of the pension (or prospective pension) becomes payable. There is a special category of membership, which is closed to new entrants, which provides a cash sum based on final salary and length of service at retirement.


          Employee Groups covered

          Permanent UK employees who have completed six months service.


          Funding policy

          That the assets should be at least equal to the present value of obligations in respect of service to the valuation date taking account of the projected final earnings of active members.


          Types of assets held

          The investments comprise Managed Fund Units, and since October 1 1991, have been managed by Pensions Management (SWF) Limited.

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



14.  PENSION BENEFITS Continued

          The funding status of the Burns Philp (U.K.) plc Pension Plan as of June 30, 1994 and 1993 is as follows:

                                                 1994     1993
                                               GBP'000   GBP'000
                                              --------  --------
          Actuarial present value of
            benefit obligations:
          Vested benefit obligation            (2,064)   (1,098)
                                              --------  --------

          Accumulated benefit obligation       (2,251)   (1,098)
                                              --------  --------

          Projected benefit obligation
            for service rendered to date       (2,678)   (1,427)
          Plan assets at fair value             2,359     1,478

                                              --------  --------

          Plan assets in excess of/(less than)
            projected benefit obligation         (319)       51
          Unrecognized net loss                   836       440
          Unrecognized net transition asset      (227)     (242)
                                              --------  --------

          Prepaid cost                            290       249
                                              ========  ========

          Of the above prepaid costs of GBP 290,000 at June 30, 1994, GBP 283,000 (1993 GBP 249,000) as determined by actuarial valuation, is included in the accounts of the Company.

          On termination of the plan these monies would be returned to the contributing companies.

          Net pension cost for 1994, 1993, and 1992 included the following components:

                                             1994      1993      1992
                                           GBP'000   GBP'000   GBP'000
                                           -------   -------   -------
          Service costs - benefits
          earned during the period              79        50        52
          Interest cost on projected
           benefit obligation                  128        95        77
          Actual return on plan assets        (148)     (115)     (105)
          Net amortization and deferral         10        (2)      (10)
                                           -------   -------   -------

          Net pension cost                      69        28        14
                                           =======   =======   =======


          Assumptions used in accounting for the pension plan as at June 30 1994, 1993 and 1992 were:

                                    1994      1993      1992
                                      %         %         %
                                    ----      ----      ----
          Discount rate               8         9        10
          Rates of increase in
           compensation levels        7         7         7
          Expected return on assets  10        10        10

                                                                    SCHEDULE X

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION




Column A                                  Column B
--------                                  --------
                                         Charged to
                                     costs and expenses
                                     ------------------
                                         Year ended
                                   1994      1993      1992
                                  GBP'000   GBP'000   GBP'000
                                  -------   -------   -------
Amortization of intangible assets   127        89         -

                                                                 SCHEDULE VIII

                    APPLIED MICROBIOLOGY, INC. & SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS



Allowance for Doubtful Accounts:

                                      GBP'000
                                      -------
     Balance June 30, 1991                9
     Provision                            4
     Charge-offs                         (1)
                                      -------

     Balance June 30, 1992               12
     Provision                           13
     Charge-offs                         (4)
                                      -------

     Balance June 30, 1993               21
     Provision                            4
     Recoveries                          (5)
                                      -------

     Balance June 30, 1994               20
                                      =======