Form 10-Q/A
period 1994-09-30
APPLIED MICROBIOLOGY INC
filed 1995-09-18
CIK 744962

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                                   10Q/A

For Quarter Ended:                                       September 30, 1994

Commission File Number 0-14983

                        APPLIED MICROBIOLOGY, INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

New York                                                         11-2653613
---------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification number)
incorporation of organization)

771 Old Saw Mill River Road, Tarrytown, New York                      10591
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                              (914) 347-5767
---------------------------------------------------------------------------
(Registrant's telephone number, including area code)


---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES    X                           NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005    18,162,858 shares as of September 30, 1994

                 APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                   INDEX

PART I    FINANCIAL INFORMATION                                       PAGE

Item 1    Financial Statements (Unaudited)

          Condensed consolidated balance sheets
              at September 30, 1994 and
              June 30, 1994                                           3 - 4

          Condensed consolidated statements of
              operations for the three months
              ended September 30, 1994 and
              September 30, 1993                                          5

          Condensed consolidated statement of
              changes in stockholders' equity
              for the three months ended
              September 30, 1994                                          6

          Condensed consolidated statements of
              cash flows for the three
              months ended September 30, 1994
              and September 30, 1993                                      7

          Notes to Condensed consolidated financial
              statements                                                  8

Item 2    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 10

PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8K                                12

SIGNATURES                                                               13

                   APPLIED MICROBIOLOGY INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           September 30  June 30  September 30  June 30
                                1994       1994       1994        1994
                            (Unaudited)   (Note)   (Unaudited)   (Note)
                              GBP'000    GBP'000    US$'000     US$'000
                           ------------  -------  ------------  -------
ASSETS

Current assets:

Cash and cash equivalents       2,657     3,273       4,183      5,048
Trade accounts receivable
  less allowance for
  doubtful accounts of
  GBP 9,000 at September
  and GBP 20,000 at June          831       855       1,308      1,319
Inventories (Note D)            1,014       945       1,597      1,458
Prepayments and other
  current assets                  434       396         683        611
Due from affiliated
  companies                       411         4         647          6
                               ------    ------      ------     ------

Total current assets            5,347     5,473       8,418      8,442

Property and equipment at
  cost less accumulated
  depreciation of GBP
  2,515,000 at September
  and GBP 2,432,000 at June     1,794     1,650       2,825      2,545
Patent costs and licensed
  technology at cost less
  accumulated amortization
  of GBP 336,000 at September
  and GBP 313,000 at June         514       505         809        779

Other asset                        27        27          42         42
                               ------    ------      ------     ------

TOTAL ASSETS                    7,682     7,655      12,094     11,808
                               ======    ======      ======     ======

See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                September 30  June 30  September 30  June 30
                                     1994       1994       1994        1994
                                 (Unaudited)   (Note)   (Unaudited)   (Note)
                                   GBP'000    GBP'000    US$'000     US$'000
                                ------------  -------  ------------  -------

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of notes payable        8          8           13        12
Accounts payable and accrued
  expenses                            383        482          603       743
Due to affiliated companies            45        152           71       234
Other liabilities                      69         40          109        62
Dividends payable                      18         17           28        26
Income tax payable                     30          7           47        11
                                  -------    -------      -------   -------

Total current liabilities             553        706          871     1,088
Notes payable                          12         14           19        22
Deferred taxes payable                280        280          441       432
                                  -------    -------      -------   -------

TOTAL LIABILITIES                     845      1,000        1,331     1,542
                                  -------    -------      -------   -------

Preferred stock:
Redeemable preferred stock,
  $0.01 par value, authorised
  6,500,000 shares. Issued and
  outstanding 1,500 shares,
  aggregate involuntary
  liquidation value GBP 953,000.      758        758        1,500     1,500

Stockholders' Equity:

Common stock, $0.005 par value,
  authorised 25,000,000 shares.
  Issued and outstanding
  18,162,858 at September and
  18,155,858 at June                   47         47           91        91
Additional paid-in capital         21,018     21,011       31,362    31,351
Accumulated deficit               (15,152)   (15,413)     (22,874)  (23,276)
Currency translation adjustments      166        252          684       600
                                  -------    -------      -------   -------


TOTAL STOCKHOLDERS' EQUITY          6,079      5,897        9,263     8,766
                                  -------    -------      -------   -------

TOTAL LIABILITIES, REDEEMABLE
PREFERRED STOCK AND
STOCKHOLDERS' EQUITY                7,682      7,655       12,094    11,808
                                  -------    -------      -------   -------
                                  -------    -------      -------   -------

See notes to condensed consolidated financial statements
Note: The Balance Sheet as of June 30, 1994 has been derived from the audited consolidated financial statements at that date.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                   Three Months Ended
                                      September 30
                            1994      1993     1994    1993
                          GBP'000   GBP'000  US$'000  US$'000
                          -------   -------  -------  -------

Sales                      1,690     1,598    2,608    2,385
Cost of Sales               (509)     (494)    (785)    (737)
                          ------    ------   ------   ------

GROSS PROFIT               1,181     1,104    1,823    1,648
Other operating income        45        34       69       51
Selling, general and
  administrative
  expenses                  (665)     (586)  (1,026)    (875)
Research costs              (192)      (66)    (296)     (99)
Depreciation and
  amortization               (97)      (96)    (150)    (143)
                          ------    ------   ------   ------

OPERATING INCOME             272       390      420      582
Interest income               31        32       48       48
Interest expense              (1)        -       (2)       -
                          ------    ------   ------   ------

INCOME BEFORE TAX EXPENSE    302       422      466      630
Tax expense                  (23)      (32)     (35)     (48)
                          ------    ------   ------   ------

NET INCOME                   279       390      431      582
                          ======    ======   ======   ======

EARNINGS PER SHARE      GBP 0.01  GBP 0.02    $0.02    $0.03



See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994
                                  (UNAUDITED)

                        Preferred  Common   Additional  Accumulated   Currency
                          Stock    Stock      Paid In     Deficit    Translation
                                              Capital                 Adjustment
                         GBP'000   GBP'000    GBP'000     GBP'000      GBP'000
                        ---------  -------  ----------  -----------  -----------

Balance at June 30,
  1994                          -       47     21,011      (15,413)         252
Common stock issued on
  exercise of options           -        -          7            -            -
Net income for the
  period                        -        -          -          279            -
Preference dividend
  provided                      -        -          -          (18)           -
Arising on translation
  during the period             -        -          -            -          (86)
                        ---------  -------  ---------   ----------   ----------

Balance at September
  30, 1994                      -       47     21,018      (15,152)         166
                        ---------  -------  ---------   ----------   ----------
                        ---------  -------  ---------   ----------   ----------

US$'000 equivalent              -       91     31,362      (22,874)         684



See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    Three Months Ended
                                                       September 30
                                           1994       1993      1994     1993
                                          GBP'000   GBP'000   US$'000   US$'000
                                          -------   -------   -------   -------
Cash flows from operating activities:
  Net income                                  279       390       431       582
  Adjustments to reconcile net income to
    cash (used in)/provided by operating
    activities:

    Depreciation and amortization              97        96       150       143
    Provision for deferred income taxes         -        11         -         -
  Changes in assets and liabilities:
    Decrease in trade accounts receivable      24       323        37       482
    (Increase)/decrease in inventories        (69)       99      (106)      148
    (Increase) in other assets                (39)     (106)      (60)     (158)
    (Increase) in amounts due from
      affiliated companies                   (413)     (409)     (637)     (611)
    Increase in income tax payable             23        53        35        79
    (Decrease) in accounts payable and
      accrued expenses                        (98)     (293)     (151)     (437)
    (Decrease) in amounts due to
      affiliated expenses companies          (119)      (15)     (184)      (22)
    Increase/(Decrease) in other payables      29       (45)       45       (67)
                                            -----    ------   -------   -------
Net cash (used in)/provided by operating
    activities                               (286)      104      (440)      139
                                            -----    ------   -------   -------
Cash flows from investing activities:
  Acquisition of property and equipment      (213)      (36)     (329)      (54)
  Patent costs and licensed technology        (51)      (28)      (79)      (42)
                                            -----    ------   -------   -------
Net cash used in investing activities        (264)      (64)     (408)      (96)
                                            -----    ------   -------   -------

Cash flows from financing activities:
  Dividend paid                               (18)      (60)      (28)      (90)
  Repayment of notes payable                   (2)       (1)       (3)       (1)
  Proceeds from issue of common stock           7         -        11         -
  Decrease in bank overdraft                    -      (193)        -      (288)
                                            -----    ------   -------   -------
Net cash used in financing activities         (13)     (254)      (20)     (379)
                                            -----    ------   -------   -------

Net (decrease) in cash and cash
  equivalents                                (563)     (214)     (868)     (336)
Cash and cash equivalents at beginning
  of period                                 3,273     2,366     5,048     3,571
Effect of exchange rate movement              (53)       19         3        38
                                            -----    ------   -------   -------
Cash and cash equivalents at end of
  period                                    2,657     2,171     4,183     3,273
                                            -----    ------   -------   -------
                                            -----    ------   -------   -------


Supplementary disclosure of cash
flow information:
Interest paid                                   1         -          1        -
Tax paid/(received)                             1       (21)         2      (31)


See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1994


Note A   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Note B   Currency

         As a consequence of the acquisition in August 1992 of Aplin & Barrett Limited, which for financial reporting purposes is accounted for as a reverse acquisition, the reporting currency for the combined entity is the Great Britain pound (GBP). For information purposes, U.S. dollar (US$) translated figures are included.

Note C   Exchange Rate

         Balances denominated in US$ have been converted to GBP at the following rates:-
                                            1994       1993
                                            Rate       Rate        Method
                                            ----       ----        ------
              Statement of operations
                and Statement of cash      1.5432     1.4928    average rate
                flows                                           for period

              Balance sheet
                - assets and liabilities   1.5745     1.5077    period end rate
                - stockholders equity
                   accounts                                     historical rate

Note D   Inventories

         The components of inventory consist of the following:-


                                       September 30   June 30
                                           1994        1994
                                          GBP'000     GBP'000
                                       ------------   -------
         Raw materials                       56           62
         Work in process                    390          396
         Finished products                  568          487
                                         ------       ------

                                          1,014          945
                                         ------       ------

Note E   Preferred Stock Dividends

         Dividends payable on Preferred Stock as of September 30, 1994 are approximately GBP 18,000.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1993


Note F   Income Taxes

         Effective July 1, 1992 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company has fully reserved the tax benefit of its operating loss carry forwards due to the fact that the likelihood of realization of the tax benefits cannot be established.


Note G   Earnings per share

         Earnings per share is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.


                                              3 months ended
                                               September 30
                                            1994          1993
                                       No. of Shares  No. of Shares
                                       -------------  -------------

         Average shares outstanding      18,158,141     17,763,564

         Net effect of dilutive stock
           options                          316,023        711,030
                                       ------------   ------------

         Total average shares            18,474,164     18,474,594
                                       ------------   ------------


                                          GBP'000        GBP'000
                                          -------        -------

         Net income                             279            390
         Preferred stock dividend               (18)           (38)
                                       ------------   ------------
         Net income attributable to
           common stockholders                  261            352
                                       ------------   ------------


         Earnings per share of common
           stock                           GBP 0.01       GBP 0.02

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Following the acquisition in August 1992 of Aplin & Barrett Limited (A&B), which was accounted for as a reverse acquisition, in accordance with U.S. GAAP the reporting currency for the financial statements is the Great Britain Pound
(GBP). Most of the figures in this discussion are therefore stated in that currency. Certain salient figures are also shown in U.S. dollars (US$), based on the exchange rates disclosed in Note C to the condensed consolidated financial statements.

Financial Condition

At September 30, 1994 the Company had working capital of GBP 4.794 million (US$ 7.547 million), including a cash balance of GBP 2.657 million (US$ 4.183 million), compared to June 30, 1994 working capital of GBP 4.767 million (US$
7.354 million), including a cash balance of GBP 3.273 million (US$ 5.048 million). The reduction in cash balance is due in part to an increase in amounts due from affiliates, due to timing of transactions, of approximately GBP 0.407 (USD 0.641).

The Company had a cash outflow from operations in the three months to September 30, 1994 of GBP 0.286 million, compared with the cash generated of GBP 0.440 million in the three months to September 30, 1993. The major components of the cash outflow in the period was settlement of accounts payable. In addition to the outflow from operations, cash was used for capital expenditure (GBP 0.264 million) and preferred stock dividends (GBP 0.018 million). The largest portion of the capital expenditure was spent at the Company's UK manufacturing facility, to upgrade the operations. Further significant expenditure is expected in this area.

Results of Operations

Sales

Sales in the quarter increased over the corresponding period in 1993 by 5.8%, to GBP 1.690 million (US$ 2.608 million). In US$ terms, due to the fluctuation in the exchange rate the increase was 9.4%.

The percentage of sales included in the total by product is:-

                             % of sales in quarter   % change
                                  1994     1993      94 vs 93
                                  ----     ----      --------
    Nisaplin                      78.3     78.4         5.5
    Ambicin                        1.4      5.9       (74.5)
    Other Sales                   20.3     15.7        36.8
                                 -----    -----       -----

                                 100.0    100.0         5.8
                                 -----    -----       -----

In value terms, Nisaplin sales increased by 5.5% over the same quarter last year, due largely to increased sales in Europe and the Middle East.

Sales of Ambicin were lower than 1993, due principally to a change in selling policy, whereby goods are now shipped to a major customer on a consignment basis. This change was made in the current quarter.

Included in Other Sales are sales of lactobacillus acidophilus, direct-set cultures, and other agency sales. Sales of lactobacillus acidophilus increased by GBP 27,000 (46.4%). This continues the trend of higher sales observed in the latter part of the previous fiscal, although it continues to be to existing customers - no new business has been obtained. Sales of direct-set cultures increased by GBP 74,000 (107.1%). This has been achieved largely by gaining some medium-sized accounts from competitors, and by manufacturers changing from the more traditional bulk set cultures. Sales of other agency goods increased by GBP 45,000 (657.1%) This is due to the Company gaining a UK agency for cheese wax since 1993.

Cost of Sales

Cost of sales as a percentage of revenues was 30.1%, compared with 30.9% in 1993, which is largely accounted for by increased margins on nisaplin, obtained both by higher selling price and reduced raw material costs.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations



Research Costs

Research costs increased in the quarter by GBP 0.126 million (190.9%). The Company has continued to increase its investment in research, almost exclusively in the pharmaceutical area. Additional staff have been recruited both in U.S. and U.K. and further recruitment is expected.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in the quarter by GBP
0.079 million (13.5%). Of this increase, GBP 41,000 is due to increased sales and marketing costs, as the Company continues to strengthen its marketing efforts. Two new sales managers have been recruited in U.S., as the Company has adopted a policy of direct sales, rather than use of a distributor. A further GBP 22,000 of the increase is due to the recruitment of additional staff in its process development section in U.K. as a follow on from the research work being conducted.

Income Before Tax Expense

Income before tax expense for the quarter was GBP 0.302 million (US$ 0.466 million), compared with GBP 0.422 million (US$ 0.630 million) in 1993.

This represents a decrease of 30.3%, which is chiefly due to the increased research costs above.

                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Report on Form 8-K


No exhibits are filed with this report.

No reports were filed on Form 8-K during the three months ended September 30, 1994.

                          APPLIED MICROBIOLOGY, INC.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.








                                                 APPLIED MICROBIOLOGY, INC.
                                                         Registrant








Date: September 11, 1995          By: /s/ Fredric D. Price
                                      Fredric D. Price
                                      President and Chief Executive Officer