Form 10-Q/A
period 1994-12-31
APPLIED MICROBIOLOGY INC
filed 1995-09-18
CIK 744962

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                                    10-Q/A


For Quarter Ended:                                        December 31, 1994

Commission File Number 0-14983


                          APPLIED MICROBIOLOGY, INC.
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


New York                                                         11-2653613
----------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification number)
incorporation of organization)


771 Old Saw Mill River Road, Tarrytown, New York                      10591
-----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                (914) 347-5767
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


170 53rd Street, Brooklyn, New York                                   11232
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


          YES    X                           NO _________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $ .005       18,165,358 shares as of December 31, 1994

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                     INDEX


PART I        FINANCIAL INFORMATION                                    PAGE


Item 1        Condensed Consolidated Financial
                 Statements (Unaudited)


              Balance Sheets at December 31, 1994
                 and June 30, 1994                                       3 - 4


              Statements of Operations for the three
                 months ended December 31, 1994 and
                 December 31, 1993, and for the
                 six months ended December 31, 1994
                 and December 31, 1993                                       5


              Statement of Stockholders' Equity
                 for the six months ended
                 December 31, 1994                                           6


              Statements of Cash Flows for the six
                 months ended December 31, 1994
                 and December 31, 1993                                       7


              Notes to Financial Statements                                  8


Item 2        Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                 10



PART II       OTHER INFORMATION


Item 6        Exhibits and Reports on Form 8-K                              12




SIGNATURES                                                                  13

                   APPLIED MICROBIOLOGY INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                               December 31  June 30  December 31  June 30
                                   1994       1994       1994       1994
                               (Unaudited)   (Note)  (Unaudited)   (Note)
                                 GBP'000    GBP'000     $'000      $'000
                               -----------  -------  -----------  -------
ASSETS

Current assets:

Cash and cash equivalents          2,465     3,273       3,837     5,048
Trade accounts receivable
  less allowance for
  doubtful accounts of
  GBP 9,000 at December
  and GBP 20,000 at June             781       855       1,216     1,319
Inventories (Note D)               1,159       945       1,804     1,458
Prepayments and other current
  assets                             456       396         710       611
Due from affiliated companies        373         4         580         6
                                 -------   -------     -------   -------

Total current assets               5,234     5,473       8,147     8,442

Property, plant and equipment,
  at cost less accumulated
  depreciation of GBP 2,587,000
  at December and GBP 2,432,000
  at June                          1,928     1,650       3,001     2,545
Patent costs and licensed
  technology at cost less
  accumulated amortization of
  GBP 371,000 at December and
  GBP 313,000 at June                526       505         819       779
Other asset                           66        27         102        42
                                 -------   -------     -------   -------

TOTAL ASSETS                       7,754     7,655      12,069    11,808
                                 =======   =======     =======   =======


See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                   December 31  June 30  December 31  June 30
                                       1994       1994       1994       1994
                                   (Unaudited)   (Note)  (Unaudited)   (Note)
                                     GBP'000    GBP'000     $'000      $'000
                                   -----------  -------  -----------  -------
LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of notes payable            8         8          12        12
Accounts payable and accrued
   expenses                               381       482         593       743
Due to affiliated companies                35       152          55       234
Other liabilities                          65        40         101        62
Dividends payable                          20        17          31        26
Income tax payable                        115         7         179        11
                                      -------   -------     -------   -------

Total current liabilities                 624       706         971     1,088
Notes payable                              10        14          16        22
Deferred taxes payable                    280       280         436       432
                                      -------   -------     -------   -------

TOTAL LIABILITIES                         914     1,000       1,423     1,542
                                      -------   -------     -------   -------

Preferred stock:
Redeemable preferred stock,
  $0.01 par value, authorised
  6,500,000 shares, issued
  and outstanding 1,500,000
  shares, aggregate liquidation
  value GBP 964,000                       758       758       1,500     1,500

Stockholders' Equity:

Common stock, $0.005 par value,
  authorised 25,000,000 shares.
  Issued and outstanding
  18,165,358 at December 31
  and 18,155,858 at June 30                47        47          91        91
Additional paid-in capital             21,022    21,011      31,369    31,351
Accumulated deficit                   (15,196)  (15,413)    (22,943)  (23,276)
Currency translation adjustments          209       252         629       600
                                     --------  --------    --------  --------

TOTAL STOCKHOLDERS' EQUITY              6,082     5,897       9,146     8,766
                                     --------  --------    --------  --------
TOTAL LIABILITIES, REDEEMABLE           7,754     7,655      12,069    11,808

PREFERRED STOCK AND STOCKHOLDERS'    ========  ========    ========  ========
EQUITY

See notes to condensed consolidated financial statements

Note: The Balance Sheet as of June 30, 1994 has been derived from the audited consolidated financial statements at that date.

                  APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                           Three Months Ended                        Six Months Ended
                                              December 31                               December 31
                                  ---------------------------------------  -------------------------------------
                                   1994        1993      1994        1993     1994      1993       1994     1993
                                  GBP'000    GBP'000    $'000       $'000   GBP'000    GBP'000    $'000    $'000
                                  -------    -------    ------     ------   -------    -------  -------   -------
Sales                               1,553      1,484     2,451      2,201     3,243     3,082    5,059     4,586
Cost of Sales                        (528)      (492)     (833)      (730)   (1,037)     (986)  (1,618)   (1,467)
                                   ------     ------    ------     ------    ------    ------   ------    ------

GROSS PROFIT                        1,025        992     1,618      1,471     2,206     2,096    3,441     3,119

Other operating income                 46         66        73         98        91       100      142       149
Selling, general and
  administrative expenses            (716)      (669)   (1,130)      (992)   (1,381)   (1,255)  (2,156)   (1,867)
Research costs                       (192)      (107)     (303)      (159)     (384)     (173)    (599)     (258)
Depreciation and amortization        (100)       (98)     (158)      (145)     (197)     (194)    (308)     (288)
                                   ------     ------    ------     ------    ------    ------   ------    ------

OPERATING INCOME                       63        184       100        273       335       574      520       855
Interest income                        18         16        28         23        49        48       76        71
Interest expense                       (2)        (1)       (3)        (1)       (3)       (1)      (5)       (1)
                                   ------     ------    ------     ------    ------    ------   ------    ------

INCOME BEFORE TAX EXPENSE              79        199       125        295       381       621      591       925
Tax (expense)/credit                 (103)        16      (163)        24      (126)      (16)    (198)      (24)
                                   ------     ------    ------     ------    ------    ------   ------    ------

NET (LOSS)/INCOME                     (24)       215       (38)       319       255       605      393       901
                                   ------     ------    ------     ------    ------    ------   ------    ------
EARNINGS PER SHARE                      -   GBP 0.01         -     $ 0.02  GBP 0.01  GBP 0.03   $ 0.02    $ 0.05


See notes to condensed consolidated financial statements

                  APPLIED MICROBIOLOGY INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1994
                                 (UNAUDITED)

                              Preferred  Common   Additional  Accumulated  Currency
                                 Stock     Stock   Paid In      Deficit   Translation
                                                    Capital               Adjustment
                               GBP'000   GBP'000   GBP'000     GBP'000     GBP'000
                              --------   -------   -------     -------     -------
Balance at June 30, 1994           -        47      21,011     (15,413)     252
Common stock issued on exercise
 of options                        -         -          11           -        -
Net income for the period          -         -           -         255        -
Preference dividend paid           -         -           -         (18)       -
Preference dividend provided       -         -           -         (20)       -
Arising on translation during
  the period                       -         -           -           -      (43)
                                ----      ----      ------     -------     ----
                                   -        47      21,022     (15,196)     209
                                ====      ====      ======     =======     ====

$'000 equivalent                   -        91      31,369     (22,943)     629


See notes to condensed consolidated financial statements

                  APPLIED MICROBIOLOGY INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                    Six Months Ended
                                                       December 31
                                            1994      1993     1994      1993
                                          GBP'000   GBP'000   $'000     $'000
                                          -------   -------   -----     -----
Cash flows from operating activities
Net income                                  255       605       393       901
Adjustments to reconcile net income
  to cash (used in)/provided
  by operating activities:-
  Depreciation and amortization             197       194       308       288
  Provision for deferred income taxes         -         5         -         7
Changes in assets and liabilities:
  Decrease in trade accounts receivable      74       428       116       638
  (Increase)/decrease in inventories       (213)       89      (333)      133

  Increase in other assets                  (98)      (41)     (153)      (62)
  Increase in amounts due from
    affiliated companies                   (362)      (28)     (557)      (46)
  Increase in income tax payable            108        12       169        18
  Decrease in accounts payable and
    accrued expenses                       (101)     (177)     (156)     (265)
  Decrease in amounts due to
    affiliated companies                   (129)      (12)     (200)      (18)
  Increase/(decrease) in other payables      25       (46)       39       (68)
                                          -----     -----     -----     -----
Net cash (used in)/provided by
  operating activities                     (244)    1,029      (374)    1,526
                                          -----     -----     -----     -----
Cash flows from investing activities:
Acquisition of property and equipment      (416)      (55)     (651)      (82)
Patent and licenced technology costs        (87)      (92)     (136)     (136)
                                          -----     -----     -----     -----
Net cash used in investing activities      (503)     (147)     (787)     (218)
                                          -----     -----     -----     -----
Cash flows from financing activities:
Dividend paid                               (36)      (97)      (60)     (144)
Repayment of notes payable                   (4)       (4)       (6)       (6)
Proceeds from issue of common stock          11         -        18         -
Decrease in bank overdraft                    -      (193)        -      (291)
                                          -----     -----     -----     -----
Net cash used in financing activities       (29)     (294)      (48)     (441)
                                          -----     -----     -----     -----
Net (decrease)/increase in cash and
  cash equivalents                         (776)      588    (1,209)      867
Cash and cash equivalents at
  beginning of period                     3,273     2,366     5,048     3,571
Effect of exchange rate movement            (32)       49        (2)      (12)
                                          -----     -----     -----     -----
Cash and cash equivalents at
  end of period                           2,465     3,003     3,837     4,426
                                          =====     =====     =====     =====
Supplementary disclosure of cash
  flow information:
Interest paid                                 3         1         4         1
Tax paid                                     17       100        27       148


See notes to condensed consolidated financial statements

                  APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              DECEMBER 31, 1994


Note A   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Note B   Currency

         As a consequence of the acquisition in August 1992 of Aplin & Barrett Limited, which for financial reporting purposes is accounted for as a reverse acquisition, the reporting currency for the combined entity is the Great Britain pound (GBP). For information purposes, U.S. dollar ($) translated figures are included.

Note C   Exchange Rate

         Balances denominated in $ have been converted to GBP at the following rates:

                                             1994      1993
                                             Rate      Rate       Method
                                             ----      ----       ------
              Statement of operations
              and Statement of cash
              flows:
              - quarter to September 30     1.5432     1.4928    average rate
              - quarter to December 31       1.578     1.4829    for period

              Balance sheet
              - assets and liabilities      1.5565     1.4737    period end rate
              - stockholders' equity                             historical rate
                 accounts

Note D   Inventories

         The components of inventory consist of the following:-

                                        December 31   June 30
                                           1994        1994
                                          GBP'000     GBP'000
                                        -----------   -------
         Raw materials                       62           62
         Work in process                    474          396
         Finished products                  623          487
                                        -------       ------


                                          1,159          945
                                        -------       ------

Note E   Preferred Stock Dividends

         Dividends payable on Preferred Stock as of December 31, 1994 are approximately 20,000 pounds.

                  APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              DECEMBER 31, 1994



Note F   Income Taxes

         Effective July 1, 1992 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company has fully reserved the tax benefit of its operating loss carry forwards due to the fact that the likelihood of realization of the tax benefits cannot be established.

Note G   Earnings per share

         Earnings per share for the quarters ending September 30, 1993, December 31, 1993 and September 30, 1994 is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. Earnings per share for the quarter ending December 31, 1994 does not include the exercise of stock options because the effect of such inclusion would be to increase earnings per share.


                                  3 months ended           6 months ended
                                    December 31              December 31
                                 1994         1993        1994         1993
                                   No. of shares            No. of shares
                                   -------------            -------------

Average shares outstanding    18,163,691   18,100,858   18,160,916   17,932,211
Net effect of dilutive stock
  options                              -      931,844      158,012      818,150
                             -----------   ----------   ----------   ----------
Total average shares          18,163,691   19,032,702   18,318,928   18,750,361
                             -----------  -----------   ----------   ----------


                                 GBP'000      GBP'000      GBP'000      GBP'000
Net (loss)/income                    (24)         215          255          605
Preferred stock dividend             (20)         (16)         (38)         (54)
                             -----------  -----------   ----------   ----------

Net income attributable to
 common stockholders                 (44)         199          217          551
                             -----------  -----------   ----------    ---------

Earnings per share of
  common stock                         -     GBP 0.01     GBP 0.01     GBP 0.03

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Following the acquisition in August 1992 of Aplin & Barrett Limited (A&B), which was accounted for as a reverse acquisition, in accordance with U.S. GAAP the reporting currency for the financial statements is the Great Britain Pound Sterling (GBP). Most of the figures in this discussion are therefore stated in that currency. Certain salient figures are also shown in U.S. dollars ($), based on the exchange rates disclosed in Note C to the condensed consolidated financial statements.

Financial Condition

At December 31, 1994 the Company had working capital of GBP 4.610 million ($7.176 million), including a cash balance of GBP 2.465 million ($3.837 million), compared to June 30, 1994 working capital of GBP 4.767 million ($7.354 million), including a cash balance of GBP 3.273 million ($5.048 million). The reduction in cash balance is due in part to an increase in amounts due from affiliates, due to timing of transactions, of approximately GBP 0.362 million ($ 0.557 million).

The Company had a cash outflow from operations in the six months to December 31, 1994 of GBP 0.244 million ($ 0.374 million), compared with the cash generated of GBP 1.029 million ($ 1.526 million) in the six months to December 31, 1993. In addition to the outflow from operations, cash was used for capital expenditure (GBP 0.503 million) and preferred stock dividends (GBP
0.036 million). The largest portion of the capital expenditure was spent at the Company's UK manufacturing facility to upgrade the operations. Further significant expenditure is anticipated in this area, although the Company is considering, among other things, financing through leasing of equipment and raising capital.

Results of Operations

Sales

Sales in the quarter increased over the corresponding period in 1993 by 4.6%, to GBP 1.553 million ($ 2.451 million), and in the six month period by 5.2% to

GBP 3.243 million ($ 5.059 million). In $ terms, due to the fluctuation in the exchange rate since last year, the increases were 11.4% for the quarter, and 10.3% for the six month period.

The percentage of sales included in the total by product is:-

                               % of sales in quarter  % change
                                   1994      1993    1994 vs 1993
                                   ----      ----    ------------
    Nisaplin                       75.7      73.4         8.0
    Ambicin                         5.4      10.4       (46.5)
    Other sales                    18.9      16.2        22.1
                                 ------    ------      ------

                                  100.0     100.0         4.6
                                 ------    ------      ------

                              % of sales in 6 months   % change
                                   1994      1993    1994 vs 1993
                                   ----      ----    ------------
    Nisaplin                       76.9      75.9         6.7
    Ambicin                         3.5       8.2       (57.7)
    Other sales                    19.6      15.9        29.6
                                 ------    ------      ------

                                  100.0     100.0         5.2
                                 ------    ------      ------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales of Ambicin were lower than in 1993, both in the quarter and in the six months. This is partly due to selling goods to a major customer on a consignment basis.

Included in Other sales are sales of lactobacillus acidophilus, Direct-Set cultures, media, and agency sales. Sales of lactobacillus acidophilus reduced in the quarter by 80%, and in the six months by 18.1%, sales in the first quarter having increased. Sales of Direct-Set cultures increased by 94.7% in the quarter, and by 100.0% in the six months, and accounted for 9.5% of total sales in the quarter. Sales of media increased by 27.7% in the quarter, but are down by 23.5% for the six months. Agency sales increased by 58.3% in the quarter, and 153.5% in the six months.

Cost of Sales

Cost of sales as a percentage of revenues was 34.0% in the quarter, and 32.0% in the six months, compared with 1993 figures of 33.2% and 32.0% respectively.

Research costs

Research costs increased in the quarter by GBP 0.085 million (79.4%), and in the six month period by GBP 0.211 million (122.0%). The Company has continued to increase its investment in research, mostly in the pharmaceutical area. Additional staff have been recruited both in U.S. and U.K., and further recruitment is anticipated. The Company will shortly be relocating its U.S. laboratories to provide better facilities.

Selling, General and Administrative Expenses

In the three months to December 31, 1994, selling, general and administrative expenses increased by GBP 0.047 million (7.0%) over 1993. In the six month period to December 31, 1994, selling, general and administrative expenses increased by GBP 0.126 million (10.0%).

Of the increase in the quarter, GBP 30,000 is due to increased costs in the area of quality management as the Company increases its commitment to quality in light of its ISO 9002 approved status. GBP 20,000 is due to increased process development activity, following on from the research work being conducted. The fluctuation in exchange rate reduces the GBP value of U.S. expenses by approximately GBP 23,000 compared with 1993.

Of the increase in selling, general and administrative expenses in the six month period, GBP 49,000 is in quality management, GBP 23,000 in process development, and GBP 77,000 in marketing.

Income Before Tax Expense

In the three months to December 31, 1994, income before tax expense was GBP
0.079 million ($ 0.125 million), compared with GBP 0.199 million ($ 0.295 million) in 1993.

Tax Expense

The Company's A&B subsidiary continues to be in dispute with the U.K. tax authorities about the appropriateness of certain tax deductions claimed. The Company continues to believe it is more likely than not that it will prevail in respect of previous years. The Company is, however, prepared to agree with the authorities that it will limit future deductions to a percentage of its profits.

Accordingly, the tax expense for the quarter has been calculated on the basis that A&B will limit these deductions to 80% of its income before such deductions and includes an adjustment to the previous quarter's figures.

                         PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No exhibits are filed with this report.

No reports were filed on Form 8-K during the six months ended December 31, 1994.

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