Form 10-Q/A
period 1995-03-31
APPLIED MICROBIOLOGY INC
filed 1995-09-18
CIK 744962

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                                   10-Q/A


For Quarter Ended:                                           March 31, 1995

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


Common Stock, Par Value $ .005       18,176,858 shares as of March 31, 1995
------------------------------       --------------------------------------

                  APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                    INDEX



PART I        FINANCIAL INFORMATION                                    PAGE

Item 1        Condensed Consolidated Financial
                Statements (Unaudited)


              Balance Sheets at March 31, 1995
                and June 30, 1994                                      3 - 4


              Statements of Operations for the three
                months ended March 31, 1995 and
                March 31, 1994, and for the
                nine months ended March 31, 1995
                and March 31, 1994                                         5


              Statement of Stockholders' Equity
                for the nine months ended
                March 31, 1995                                             6


              Statements of Cash Flows for the nine
                months ended March 31, 1995
                and March 31, 1994                                         7


              Notes to Financial Statements                                8


Item 2        Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                10


PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                13

                  APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                               March 31     June 30     March 31   June 30
                                 1995        1994        1995        1994
                              (Unaudited)   (Note)    (Unaudited)   (Note)
                                GBP'000     GBP'000      $'000       $'000
                                -------     -------     -------     ------
ASSETS

Current assets:

Cash and cash equivalents        1,833       3,273       2,933       5,048
Trade accounts receivable
  less allowance for
  doubtful accounts of
  GBP 9,000 at March and
  GBP 20,000 at June               856         855       1,370       1,319
Inventories (Note D)             1,279         945       2,046       1,458
Prepayments and other current
  assets                           476         396         762         611
Due from affiliated companies      330           4         528           6
                                 -----       -----      ------      ------

Total current assets             4,774       5,473       7,639       8,442


Property, plant and equipment,
  at cost less accumulated
  depreciation of GBP 2,659,000
  at March and GBP 2,432,000
  at June                        2,067       1,650       3,307       2,545
Patent costs and licensed
  technology at cost less
  accumulated amortization of
  GBP 393,000 at March and GBP
  313,000 at June                  555         505         888         779
Other asset                         38          27          60          42
                                 -----       -----      ------      ------
TOTAL ASSETS                     7,434       7,655      11,894      11,808
                                 =====       =====      ======      ======

See notes to condensed consolidated financial statements

                  APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)


                                         March 31   June 30  March 31   June 30
                                          1995        1994      1995    1994
                                       (Unaudited)   (Note) (Unaudited) (Note)
                                         GBP'000    GBP'000    $'000    $'000

LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of notes payable              8        8       13       12
Accounts payable and accrued expenses       393      482      625      743
Due to affiliated companies                   -      152        -      234
Other liabilities                            53       40       85       62
Dividends payable                            21       17       34       26
Income tax payable                          143        7      229       11
                                        -------  -------  -------  -------
Total current liabilities                   618      706      986    1,088
Notes payable                                 9       14       14       22
Deferred tax payable                        280      280      448      432
                                        -------  -------  -------  -------
TOTAL LIABILITIES                           907    1,000    1,448    1,542
                                        -------  -------  -------  -------

Preferred stock:
Redeemable preferred stock,
  $0.01 par value, authorised
  6,500,000 shares issued
  and outstanding 1,500 shares,
  aggregate liquidation
  value GBP 937,500                         758      758    1,500    1,500

Stockholders' Equity:

Common stock, $0.005 par value,
  authorised 25,000,000 shares.
  Issued and outstanding
  18,176,858 shares at March
  31, and 18,155,858 at June 30              47       47       91       91
Additional paid-in capital               21.040   21,011   31,398   31,351
Accumulated deficit                     (15,449) (15,413) (23,345) (23,276)
Currency translation adjustments            131      252      802      600
                                        -------  -------  -------  -------

TOTAL STOCKHOLDERS' EQUITY                5,769    5,897    8,946    8,766
                                        -------  -------  -------  -------
TOTAL LIABILITIES, REDEEMABLE
PREFERRED STOCK AND
STOCKHOLDERS' EQUITY                      7,434    7,655   11,894   11,808
                                       ======== ======== ======== ========

See notes to condensed consolidated financial statements

Note:  The Balance Sheet as of June 30, 1994 has been derived from the audited consolidated financial statements at that date.

                  APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                  Three Months Ended                            Nine Months Ended
                                                      March 31                                       March 31
                                        --------------------------------------       ----------------------------------------
                                        1995        1994       1995       1994       1995       1994         1995        1994
                                       GBP'000     GBP'000    $'000      $'000      GBP'000    GBP'000      $'000       $'000
                                       -------     -------    -----      -----      -------    -------      -----       -----
Sales                                   2,082       1,830      3,310      2,718       5,325      4,912       8,369      7,304
Cost of Sales                            (718)       (513)    (1,141)      (762)     (1,755)    (1,499)     (2,759)    (2,229)
                                      -------     -------    -------    -------     -------    -------     -------    -------

GROSS PROFIT                            1,364       1,317      2,169      1,956       3,570      3,413       5,610      5,075

Other operating income                     47          70         75        104         138        170         217        253
Selling, general and
  administrative expenses                (775)       (537)    (1,232)      (798)     (2,156)    (1,792)     (3,388)    (2,665)
Research costs                           (478)       (160)      (760)      (238)       (862)      (333)     (1,359)      (496)
Depreciation and amortization            (109)        (95)      (173)      (141)       (306)      (289)       (481)       (429)
                                      -------     -------    -------    -------     -------    -------     -------    -------

OPERATING INCOME                           49         595         79        883         384      1,169         599      1,738
Interest income                            27          28         43         42          76         76         119        113
Interest expense                            -           -          -          -          (3)        (1)         (5)        (1)
Other expenses (Note H)                  (239)          -       (380)         -        (239)         -        (380)         -
                                      -------     -------    -------    -------     -------    -------     -------    -------

(LOSS)/INCOME BEFORE TAX EXPENSE         (163)        623       (258)       925         218      1,244         333      1,850
Tax expense                               (69)        (65)      (110)       (96)       (195)       (81)       (308)      (120)
                                      -------     -------    -------    -------     -------    -------     -------    -------

NET (LOSS)/INCOME                        (232)        558       (368)       829          23      1,163          25      1,730
                                      =======     =======    =======    =======     =======    =======     =======    =======
(LOSS)/EARNINGS
  PER COMMON SHARE                  (GBP 0.01)   GBP 0.03    ($ 0.02)    $ 0.04    GBP 0.00   GBP 0.06    GBP 0.00     $ 0.09

See notes to condensed consolidated financial statements

                  APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED MARCH 31, 1995
                                 (UNAUDITED)


                            Preferred Common  Additional Accumulated   Currency
                               Stock   Stock    Paid In     Deficit  Translation
                                                Capital               Adjustment
                              GBP'000  GBP'000   GBP'000     GBP'000    GBP'000
                              -------  -------  --------     ------- -----------
Balance at June 30, 1994          -       47      21,011     (15,413)       252
Common stock issued on
  exercise of options             -        -          29           -          -
Net income for the period         -        -           -          23          -
Preference dividend paid          -        -           -         (38)         -
Preference dividend provided      -        -           -         (21)         -
Arising on translation
  during the period               -        -           -           -       (121)
                               ----     ----      ------      ------       ----

Balance at March 31, 1995         -       47      21,040     (15,449)       131
                               ====     ====      ======     =======       ====

$'000 equivalent                  -       91      31,398     (23,345)       802


See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                               Nine Months Ended
                                                   March 31
                                          1995      1994       1995    1994
                                         GBP'000   GBP'000     $'000   $'000
                                         -------   -------     -----   -----
Cash flows from operating activities
Net income                                  23      1,163        25    1,730
Adjustments to reconcile net income
  to cash (used in)/
provided by operating activities:-
  Depreciation and amortization            306        289       481      429
Changes in assets and liabilities:
  (Increase)/decrease in trade
    accounts receivable                     (1)       321        (3)     479
  (Increase)/decrease in inventories      (334)       104      (526)     155
  Increase in other current assets         (93)       (34)     (146)     (52)
  (Increase)/decrease in amounts due
    from affiliated companies             (349)       128      (536)     186
  Increase in income tax payable           136         39       214       57
  Decrease in accounts payable and
    accrued expenses                       (86)      (308)     (132)    (460)
  (Decrease)/increase in amounts due
    to affiliated companies               (164)        16      (255)      24
  Increase/(decrease) in other
    payables                                14        (70)       21     (102)

                                        ------      -----    ------    -----
Net cash (used in)/provided by
  operating activities                    (548)     1,648      (857)   2,446
                                        ------      -----    ------    -----

Cash flows from investing activities:
Acquisition of property and equipment     (636)      (114)     (999)    (170)
Patent and licenced technology costs      (162)      (141)     (255)    (209)
                                        ------      -----    ------    -----
Net cash used in investing activities     (798)      (255)   (1,254)    (379)
                                        ------      -----    ------    -----

Cash flows from financing activities:
Dividend paid                              (56)       (97)      (87)    (144)
Repayment of notes payable                  (5)        (6)       (7)      (9)
Proceeds from issue of common stock         29         21        47       31
Decrease in bank overdraft                   -       (193)        -     (291)
                                        ------      -----    ------    -----
Net cash used in financing activities      (32)      (275)      (47)    (413)
                                        ------      -----    ------    -----

Net (decrease)/increase in cash and
  cash equivalents                      (1,378)     1,118    (2,158)   1,654
Cash and cash equivalents at
  beginning of period                    3,273      2,366     5,048    3,571
Effect of exchange rate movement           (62)        36       (43)     (24)
                                        ------      -----    ------    -----
Cash and cash equivalents at end of
  period                                 1,833      3,520     2,933    5,201
                                        ======      =====    ======    =====
Supplementary disclosure of cash
  flow information:
Interest paid                                3          1         5        1
Tax paid                                    58        138        83      202

See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1995


Note A   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments

         (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Note B   Currency

         As a consequence of the acquisition in August 1992 of Aplin & Barrett Limited, which for financial reporting purposes is accounted for as a reverse acquisition, the reporting currency for the combined entity is the Great Britain pound (GBP). For information purposes, U.S. dollar ($) translated figures are included.

Note C   Exchange Rate

         Balances denominated in $ have been converted to GBP at the following rates:-

                                           1994/5     1993/4
                                            Rate       Rate        Method
                                           ------     ------       ------
              Statement of operations
              and Statement of cash
              flows:
              - quarter to September 30     1.5432     1.4928    average rate
              - quarter to December 31      1.578      1.4829    for period
              - quarter to March 31         1.5897     1.4850

              Balance sheet
              - assets and liabilities      1.6000     1.4777    period end rate
              - stockholders' equity                             historical rate
                 accounts

Note D   Inventories

         The components of inventory consist of the following:-

                                         March 31     June 30
                                           1995        1994
                                          GBP'000     GBP'000
                                          -------     -------
         Raw materials                       83           62
         Work in process                    411          396
         Finished products                  785          487
                                        -------      -------

                                          1,279          945
                                        -------      -------

Note E   Preferred Stock Dividends


         Dividends payable on Preferred Stock as of March 31, 1995 are approximately GBP 21,000.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1995


Note F   Income Taxes

         Effective July 1, 1992 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company has fully reserved the tax benefit of its operating loss carry forwards due to the fact that the likelihood of realization of the tax benefits cannot be established.

Note G   Earnings per share

         Earnings per share for the quarters ending September 30, 1993, December 31, 1993, March 31, 1994 and September 30, 1994 are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. Earnings per share for the quarters ending December 31, 1994 and March 31, 1995 do not include the exercise of stock options because the effect of such inclusion would be to increase earnings per share.

                                  3 months ended             9 months ended
                                      March 31                  March 31
                                 1995         1994          1995        1994
                                    No. of shares             No. of shares

Average shares outstanding    18,174,358   18,122,247   18,165,397   17,995,557
Net effect of dilutive stock
  options                             -       795,760      105,341      810,686
                              ---------    ----------   ----------   ----------
Total average shares         18,174,358    18,918,007   18,270,738   18,806,243
                              ---------    ----------   ----------   ----------


                                 GBP'000       GBP'000      GBP'000      GBP'000
                                 -------       -------      -------      -------
Net (loss)/income                  (232)          558           23        1,163
Preferred stock dividend            (21)          (15)         (59)         (69)
                              ---------    ----------   ----------   ----------
Net (loss)/income
  attributable to common

  stockholders                     (253)          543          (36)       1,094


Earnings per share of
  common stock                (GBP 0.01)     GBP 0.03     GBP 0.00     GBP 0.06

Note H   Other expenses

         a) In September 1994, the Company terminated a lease. In the quarter ended March 31, 1995, the Company settled the dispute arising from this termination, and an amount of GBP 146,000 ($ 232,000) was included in the Income Statement.

         b) In addition to the above, the Company had incurred professional fees relating to its proposed relocation. A portion of these are considered irrecoverable, and GBP 37,000 ($ 59,000) was included in the Income Statement in the quarter.

         c)   The Company terminated the employment of a senior executive
              based in the U.K.   Costs of this termination, GBP 56,000
              ($ 89,000) was included in the Income Statement in the quarter.

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

Financial Condition

At March 31, 1995 the Company had working capital of GBP 4.156 million ($
6.653 million), including a cash balance of GBP 1.833 million ($ 2.933 million), compared to June 30, 1994 working capital of GBP 4.767 million ($
7.354 million), including a cash balance of GBP 3.273 million ($ 5.048 million). The reduction in cash balance is due in part to an increase in amounts due from affiliates, due to timing of transactions, of approximately GBP 0.326 million ($ 0.522 million), and the build up of finished goods inventory to meet increased demand.

The Company had a cash outflow from operations in the nine months to March 31, 1995 of GBP 0.548 million ($ 0.857 million), compared with the cash generated of GBP 1.648 million ($ 2.446 million) in the nine months to March 31, 1994. In addition to the outflow from operations, cash was used for capital expenditure (GBP 0.798 million) and preferred stock dividends (GBP 0.056 million). The largest portion of the capital expenditure was spent at the

Company's UK manufacturing facility to upgrade the operations. Further significant expenditure is anticipated in this area, although the Company is considering, among other things, financing through leasing of equipment and raising capital.

Results of Operations

Sales

Sales in the quarter increased over the corresponding period in 1994 by 13.8%, to GBP 2.082 million ($ 3.310 million), and in the nine month period by 8.4% to GBP 5.325 million ($ 8.369 million). In $ terms, due to the fluctuation in the exchange rate since last year, the increases were 21.8% for the quarter, and 14.6% for the nine month period.

The percentage of sales included in the total by product is:-

                 % of sales in quarter        % change
                    1995      1994          1995 vs 1994
                    ----      ----          ------------
                                           GBP          $

    Nisaplin        81.7      75.9         21.2       29.9
    Ambicin          6.9       7.5         24.1       33.1
    Direct-Set       7.3       4.7         31.0       40.7
    Agency           2.0       1.4        100.0      116.1
    Others           2.1      10.5        (75.7)     (74.4)
                  ------    ------       ------     ------
                   100.0     100.0         13.8       21.8

                 % of sales in 9 months       % change
                   1994/5    1993/4         1995 vs 1994
                   ------    ------         ------------
                                           GBP          $

    Nisaplin        78.8      76.2         12.2       18.5
    Ambicin          4.6       7.1        (29.6)     (25.1)
    Direct-Set       8.3       5.3         69.5       76.3
    Agency           2.8       1.3        135.9      143.6
    Others           5.5      10.1        (41.9)     (37.4)
                  ------    ------        ------     ------

                   100.0     100.0          8.4       14.6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Nisaplin sales increased in the quarter both in terms of quantity (+ 7%) and selling price (+ 13.3%). For the nine month period, quantity increased by 4.3%, and price by 7.5%.

Expenses


Certain items were re-classified between expense categories in this quarter in order to better reflect the proper categorization. These re-classifications included expenses for the first three quarters. These items are:-

                                                    Quarter                               9 months
                                        --------------------------------      -------------------------------
                                        Cost of                               Cost of
GBP'million                              Sales      Research     S,G & A       Sales      Research    S,G & A
                                         -----      --------     -------       -----      --------    -------
Expenses reported on prior method         0.557       0.193        1.221        1.594       0.577       2.602
Current period adjustment                 0.071        .157       (0.228)       0.161       0.285      (0.446)
Prior two periods adjustment              0.090       0.128       (0.218)         N/A         N/A         N/A
                                          -----       -----       ------        -----       -----      ------

Expenses reported on current method       0.718       0.478        0.775        1.755       0.862       2.156
                                          -----       -----       ------        -----       -----      ------

A fuller description of these items is included in the following paragraphs.

Cost of sales

Costs associated with quality management have been transferred to cost of sales from selling, general and administrative expenses, to reflect the fact that quality assurance and quality control are production related functions. The effects of this change are shown in the above table.

Before this change, cost of sales as a percentage of revenues was 26.7% in the quarter and 29.9% in the nine months, which is comparable to the 1994 figures of 28.0% and 30.5% respectively.

Research costs

Research this quarter includes a re-classification of technical services and process development expenses from selling, general and administrative expenses. Technical services is a food research function and process development is an applied research function. The effects of this change are shown in the above table.

As a result, research costs have increased by GBP 0.318 million (198.8%) in the quarter, and by GBP 0.529 million (158.9%) in the nine months. Without the re-classifications, the increases would be GBP 0.033 million (20.6%) for the quarter, and GBP 0.244 (73.3%) for the nine months.

The Company has continued to increase its investment in research, mostly in the pharmaceutical area. Additional staff have been recruited both in U.S. and U.K., and further recruitment is anticipated. The Company will shortly be relocating its U.S. laboratories to provide better facilities.


Selling, General and Administrative Expenses

Certain costs have this quarter been re-classified out of selling, general and administrative expenses - see preceding paragraphs.

As a result, selling, general and administrative expenses have increased by GBP 0.238 million (44.3%) in the quarter, and by 0.364 million (20.3%) in the nine months. Without the re-classifications the increases would have been GBP
0.684 million (127.4%) for the quarter, and GBP 0.810 million (45.2%) for the nine months.

The main components of these increases are increased sales and marketing costs, including sales commissions increasing due to higher sales; and other costs as the Company consolidates its headquarters and drug research activities in Tarrytown, New York.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Income

In the three months to March 31, 1995, operating income was GBP 0.049 million ($ 0.079 million), compared with GBP 0.595 million ($ 0.833 million) in 1994.

Other Expenses

The Company incurred certain expenses in the quarter which are considered non-operating and non-recurring. These are included in Other Expenses, and comprise:-

                                          GBP'000     $'000
                                          -------     -----
    Settlement of lease dispute              146        232
    Professional fees related to above        37         59
    Termination payments for executive        56         89
                                          ------     ------
                                             270        380
                                          ======     ======

A fuller explanation of these items is given in note to condensed financial statements H.

Tax Expense

The Company's A&B subsidiary continues to be in dispute with the U.K. tax authorities about the appropriateness of certain tax deductions claimed. The Company continues to believe it is more likely than not that it will prevail in respect of previous years. The Company is, however, prepared to agree with the authorities that it will limit future deductions to a percentage of its profits, with the balance being deferred to future periods.


Accordingly, the tax expense for the quarter and for the nine months has been calculated on the basis that A&B will limit these deductions to 80% of its income before such deductions.

                        PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


No exhibits are filed with this report.

No reports were filed on Form 8-K during the three months ended March 31, 1995.

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