Form 10-K405
period 1995-06-30
APPLIED MICROBIOLOGY INC
filed 1995-09-28
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 1995              Commission File Number 0-14983

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        /X/

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $ 23,100,828 as of September 20, 1995.

     The number of shares outstanding of Registrant's Common Stock as of September 20, 1995: 18,192,183


                           FORM 10-K REPORT INDEX

10-K Part
and Item No.                                                Page No.
------------                                                --------

PART I

Item 1    Business . . . . . . . . . . . . . . . . . . . . . . .3
Item 2    Properties . . . . . . . . . . . . . . . . . . . . . 11
Item 3    Legal Proceedings. . . . . . . . . . . . . . . . . . 11
Item 4    Submission of Matters to a Vote of Security Holders. 11

PART II

Item 5    Market Price of Registrant's Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . 13
Item 6    Selected Financial Data. . . . . . . . . . . . . . . 14
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . 15
Item 8    Financial Statements and Supplementary Data  . . . . 19
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . 19

PART III

Item 10   Directors and Executive Officers of the Registrant . 20
Item 11   Executive Compensation . . . . . . . . . . . . . . . 24
Item 12   Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . 30
Item 13   Certain Relationships and Related Transactions . . . 32

PART IV

Item 14   Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . 35

                              PART I
Item 1.   BUSINESS

The Company

     Applied Microbiology, Inc., (the "Company") is a New York corporation which was incorporated on June 29, 1983. The Company researches, develops, manufactures, and sells Food Ingredients, and researches, develops and manufactures Special Dietary Foods and Pharmaceuticals.

Food Ingredients

     PRESERVATIVES

     The Company believes that it is the world's principal producer of the naturally occurring antimicrobial peptide nisin. The Company manufactures Nisaplin , a food grade preparation of nisin, at its plant in Beaminster, Dorset, U.K., with processes it considers proprietary trade secrets. Nisaplin has been used in foods as a natural antimicrobial preservative for more than 20 years and is approved for use in over 40 countries worldwide. Applications include the prevention of food-borne illness resulting from spoilage of dairy and bakery products, dressings and sauces and canned foods.

     DAIRY STARTER CULTURES

     The Company manufactures and markets bacterial starter cultures used by the dairy industry in certain territories in Europe. Effective July 1, 1995, the Company expanded its territory to include the United States. Some of the dairy starter cultures are manufactured by Mauri Laboratories, a Burns Philp company, which also acts as a distributor for Nisaplin in Australia and other areas of the Pacific.

     DAIRY HYGIENE PRODUCTS

     The Company manufactures and sells a preparation of nisin which the Company markets as Ambicin N, which is the active ingredient in an animal hygiene product applied to the udders of lactating dairy cattle before and after milking.

     Udder washes

     Bovine mastitis is an important infectious disease of dairy cows that costs the U.S. dairy industry an estimated $2 billion annually. The Company has developed a germicidal solution based on Ambicin N that is applied to the teats of cows as a dip or spray before and after milking in order to prevent the spread of mastitis. This dermatological preparation is a potent broad spectrum germicide that acts rapidly against the bacteria that cause mastitis.

     On December 15, 1988, the Company entered into a License and License Option Agreement ("Agreement"), as amended November 25, 1991 and July 1, 1993, with Babson Brothers ("Babson") of Naperville, Illinois. Babson is a leading U.S. manufacturer and distributor of equipment and supplies to the dairy industry. Under the Agreement, Babson's exclusive territories include North America and Puerto Rico. On a non-exclusive basis, Babson's territories extend to Latin America, Switzerland, Republic of Korea and Taiwan. The Company supplies Ambicin N to Babson and earns royalties on sales of Consept teat dip by Babson. In July 1991, Babson commenced manufacturing and marketing an Ambicin N-based teat dip product in the U.S. under its trademark Consept.

     Under a July 1991 agreement with CFPI, a French specialty chemical manufacturer, the Company licensed CFPI to manufacture and market Ambicin N-based formulations for use as topical germicides in the prevention of mastitis in nine European countries. CFPI introduced its product in France in 1992.

     Udder wipes

     The Company has developed a moistened towel using an Ambicin N-based formulation that is for use in preparing dairy cows for milking. Trials in dairy cows at Cornell Veterinary College have shown the product to be effective in reducing mastitis. It is anticipated that this product will be launched in the first calendar quarter of 1996.

Special Dietary Foods

     The Company is evaluating certain proprietary Special Dietary Food products in the areas of cardiovascular disease, diabetes, infectious disease, and gastrointestinal disorders. Special Dietary Foods are foods that supply particular dietary needs or that may aid in the dietary management of disease and are sometimes known as medical foods, functional foods, or nutraceuticals.

     On May 17, 1995, the Company acquired an exclusive option from a division of Orion Corporation ("Orion"), the largest pharmaceutical company in Finland, to sell Orion's patented salt alternative in the United States. This product, currently being sold in Finland and Japan by Orion and its licensee, has significantly less sodium than regular salt and contains potassium and magnesium, essential minerals that may help in the dietary management of blood pressure. High blood pressure, or hypertension, affects approximately 50 million Americans.


     Should the Company exercise the aforementioned option by October 17, 1995, it will be granted an exclusive license to make, have made, use and sell the product in the U.S. Upon the exercise of the option, the Company intends to initially market this product to physicians for recommendation to their hypertensive patients and to those at risk of developing hypertension.

Pharmaceuticals


     Nisin

     The Company is developing nisin in different proprietary formulations as a potential treatment for ulcer disease (with Astra Merck in the territory of the United States), for superficial skin infections (with the ConvaTec division of Bristol-Myers Squibb in many of the countries of the world except for the Far East), and as an anti-gingival and breath freshener (with SmithKline Beecham on a worldwide basis). Astra Merck, Bristol-Myers Squibb and SmithKline Beecham have the right to terminate their respective agreements with the Company. Without partners, the Company is developing drugs that may be useful against hospital-acquired infections, and infections of the colon, and mastitis infections in lactating dairy cattle.

     During each phase of the drug development process, scientific and business evaluations of the cost, risk, and potential return on investment are undertaken on a product by product basis. There can be no assurance that the development programs with or without partners will continue should there be a negative evaluation of the cost and risks of continuing to develop a particular product.

     The development of nisin as a therapeutic agent for these, and other indications can be a long, difficult, and expensive process. Thus, there can be no assurance that a nisin-based drug product will be approved by the U.S. Food and Drug Administration ("FDA") or its regulatory equivalent in a foreign country. See "Governmental Regulation."

          Hospital-Acquired Infections

     The Company believes that nisin and its recombinant structural analogues may have potential for systemic use via intravenous administration for the treatment of severe hospital-acquired infections. These infections are caused by bacterial pathogens that resist treatment with all, or nearly all currently available antibiotics and they are responsible for many deaths annually. The Company has established that nisin is highly active in laboratory studies against bacterial isolates of staphylococci, enterococci and pneumococci, including the multiple drug-resistant strains which are often the cause of such infections in hospitalized patients, and for which current antibiotics are increasingly becoming less effective. In preliminary experiments, a single injection of nisin prevented the death of mice that had been given a lethal inoculum of Staphylococcus aureus. The Company is also evaluating nisin in a rabbit model of endocarditis -- a debilitating infection of heart valves.

          Infections of the Colon

     Antibiotic-associated diarrhea and pseudomembranous colitis are infections of the colon that are caused by Clostridium difficile (C. difficile). These infections are often encountered by patients receiving antibiotic therapy and result in diarrhea and inflammation of the colon. C. difficile is usually treated with the drug vancomycin; however, this use of vancomycin correlates to a significant degree with the rise in vancomycin-resistant enterococci.

The Company is investigating the feasibility of delivering nisin in an oral
form directly to the colon using a proprietary capsule.   Subject to
completing feasibility and safety studies, the Company expects to begin to clinical evaluations in humans in 1996.

          Bovine Mastitis Infections

     The presence of antibiotics in milk arising from treated cows precludes its use for human consumption and requires that the milk be discarded at considerable cost to the farmer. The Company believes that its product may be a safe and effective alternative to antibiotics for the treatment of this disease. A study to determine the dose and frequency required for intra-mammary administration of nisin is presently underway at Cornell University School of Veterinary Medicine. Based on results from this and other studies in lactating dairy cattle, the Company plans to initiate a set of final field trials in 1996.

          Ulcer Disease

     Chronic gastritis and recurrent gastric and duodenal ulcer disease have been found to be associated with colonization of the gastric and duodenal mucosa by the gram negative bacterium Helicobacter pylori (H. pylori). The Company has determined that nisin can be formulated so as to efficiently kill
H. pylori. Many of the characteristics of nisin are well-suited to this application, namely: nisin is effective against H. pylori in the laboratory; nisin is stable in the acid environment in the stomach; and nisin is not degraded by the digestive enzymes in the stomach. It is, however, degraded by the pancreatic enzymes found in the gastrointestinal tract beyond the stomach and, as a result, should not have the side effects associated with antibiotics. The Company has established an in vitro system for use in formulation development work. Utilizing this system, nisin has been shown to be effective against H. pylori isolated from patients having ulcer disease. The Company is working on optimizing the delivery of nisin to the site of
infection in the gastric mucosa using an animal model.    Human trials are
expected to begin in 1996.


     In March 1994, the Company entered into an exclusive License and Supply Agreement with the Astra/Merck Group of Merck & Co., Inc. (now Astra Merck) to develop and market in the U.S. drug products based on nisin for the treatment of gastrointestinal disorders, including ulcers.


          Oral Care

     Formulations with nisin as the active agent have been developed and shown to reduce plaque accumulation and gingival inflammation in animal and human volunteers. Prototypes of nisin-based mouth rinse formulations are currently undergoing stability tests. In parallel work, suitable manufacturing procedures for incorporation of nisin into a chewing gum have been established and formulations providing satisfactory release of the nisin upon chewing have been developed. If research and development activities yield positive results, and if an acceptable rate of return on investment can be attained, human trials are expected to begin in 1996.

     In June 1993, the Company and SmithKline Beecham entered into a worldwide agreement to jointly develop oral healthcare and oral hygiene products which utilize nisin.

          Skin Infections

     The Company is developing nisin in a topical form for the treatment of superficial skin infections such as acne and impetigo. Studies commissioned at The Rockefeller University have shown nisin to be effective against more than 150 clinical isolates of multiple antibiotic-resistant organisms, including Staphylococcus aureus. In comparative studies in a pigskin model, the bactericidal action of a nisin-based formulation and a leading commercial product against antibiotic-resistant Staphylococcus aureus and Streptococcus pyogenes were evaluated. The bacterial kill by the nisin formulation was better than that of the commercial product by 10-fold or greater in these studies. If research and development activities continue to yield positive results, and if an acceptable rate of return on investment can be attained, human trials are expected to begin in 1996.

     In June 1994, the Company concluded an exclusive License and Supply Agreement with Calgon Vestal Laboratories, now a subsidiary of Bristol-Myers Squibb Company, (formerly a subsidiary of Merck & Co., Inc.), to develop and market antimicrobial products intended for use in the treatment of skin infections including impetigo and acne, and wound care. The territory includes North America, the EC, and certain other countries.

Governmental Regulation

     Healthcare and Cosmetics

     Products which are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans or animals are subject to extensive governmental regulation. All such products must undergo extensive characterization, and are subject to regulation for quality assurance, toxicology and safety. Products containing such agents must undergo thorough preclinical and clinical evaluations of performance as to safety and efficacy under approved protocols.

     The Company intends to pursue regulatory approval for the pharmaceutical and related uses of its products. The Company's proposed pharmaceutical products will be subject to the regulatory approval processes for new drugs. The Company believes that its products for the treatment of bovine mastitis will be considered animal drugs which are subject to approval by the FDA Center for Veterinary Medicine in the U.S. and by other developed countries' regulatory agencies. Its proposed cosmetic products will be marketable only after they are included in a Positive List for use as Cosmetics Preservatives in the EC and member countries. Use of the

Company's products in oral hygiene in the U.S. will be subject to the approval process for new drugs by the FDA, but the regulatory process for such use in other countries, including the EC and member countries, will vary by country. Depending upon the ingredients of a specific product, some special dietary food products will be marketed in the U.S. under the Dietary Supplement Health and Education Act.

     To take a product from the discovery stage through research and preclinical development to the point where the Company and/or its partners can make the necessary filings (to the FDA and governmental agencies outside the U.S.) to conduct human clinical trials may take several years. Regulatory requirements for human clinical trials are substantial, depend upon a variety of factors, vary by country, and will further add to the time necessary to determine whether a product candidate can be approved for human use.

     There can be no assurance that the Company's proposed products will prove to be safe and effective under these regulatory procedures.

     Foods and Food Processing

     Ingredients added to or used in food which are considered "food additives" require FDA approval in the U.S. unless, based on the submission of safety and functionality data, such ingredients are considered generally recognized as safe ("GRAS"). Use of GRAS food ingredients does not require FDA approval, but companies frequently submit petitions to the FDA which request that the FDA affirm GRAS status. The Company submitted a request to the FDA for such affirmation for the Company's nisin preparation. The FDA has affirmed that nisin or a nisin preparation which meets certain specifications is GRAS for use in pasteurized cheese spreads and pasteurized cheese spreads with fruits, vegetables, or meats (GRAS Affirmed uses). The use of Nisaplin or nisin in cheese products and foods, other than for GRAS Affirmed uses, may occur based on the manufacturer or user determining that such use is GRAS or may necessitate a submission to FDA and FDA concurrence in an amendment of the current GRAS Affirmation regulation for nisin. Should such a submission to the FDA become necessary, timely action by the FDA cannot be assured.

     The Company believes that the Nutrition Labeling and Education Act of 1990 and the FDA's implementing regulations permit the use of nisin in low-fat cheeses, low-fat salad dressings and additional foods.

     In general, outside of the U.S. products such as Nisaplin or nisin when used in food must be included on the "Positive List" of food additives in the country where the food product is to be sold. The regulations vary from country to country. To date, the Company has obtained permission in over 40 countries for Nisaplin to be used in a variety of foods, predominantly processed cheese products, canned foods and fruit juices. The Company advises customers on the legal status regarding use and labeling of the Company's products in their own country.

Research and Development

     The Company conducts research and development to expand uses of its current antimicrobial products in food preservation and in human and veterinary healthcare, to identify new antimicrobial products, and to improve the production process for the Company's antimicrobial products. These efforts are conducted with industrial and academic co-workers in various countries. During the fiscal year ended June 30, 1995, approximately $1,840,000 was spent on research and development by the Company.

Proprietary Rights

     Nisaplin is a trade mark which is registered and defended by the Company in the EC countries, the U.S., Russia, and other countries. Ambicin N is a registered trade mark of the Company in the U.S and other countries.

     The Company also owns patents and patent applications relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction in gram positive bacteria; expression and production of recombinant lysostaphin; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; the use of bacteriocin compositions in gastrointestinal healthcare; the use of nisin in alcoholic beverages; and antibotulinal protection of foods. The Company has exclusive licenses under certain patents and patent applications relating to the use of nisin to prevent microbial spoilage in foods and alcoholic beverages.

     Under an agreement with the University of Maryland, the Company has obtained exclusive licenses under patents and applications relating to the cloning, expression and alteration of genes encoding nisin, subtilin, and related peptides and their production.

     Under an agreement with the Institute of Food Research, Norwich, U.K., the Company owns certain strains of bacteria producing nisin and related patents, and may obtain exclusive licenses to certain nisin-related mutants and related patents.

     The Company maintains trade secret protection for bacterial strains, technical know-how, and other information it considers proprietary and beneficial for the manufacture, use, regulatory approval, and marketing of the Company's products.

     The Company maintains non-disclosure safeguards, including confidentiality agreements, with employees, certain consultants and Scientific Advisory Board members. There can be no assurance, however, that others may not independently develop similar technology or that secrecy will not be breached despite any agreements which exist.

                                      9
Manufacturing

     The Company's Nisaplin and Ambicin N products are manufactured by the Company at its 30,000 square foot plant at Beaminster, Dorset, U.K. In addition, at its Beaminster facility, the Company produces certain dairy starter cultures which are marketed to the dairy industry.


     The Beaminster plant and technical facilities are adequate for the Company's current business. As demand for nisin increases, particularly for Ambicin N produced to the more exacting standards for pharmaceutical products, the Company may utilize contract manufacturing with third parties, upgrade and expand its current production facilities in Beaminster, and/or purchase, lease or build a new manufacturing facility.

Marketing and Sales

     The Company maintains sales offices in the U.S., U.K. and the Republic of Ireland. In addition, the Company markets Nisaplin through a combination of direct selling efforts and an extensive network of distributors and agents throughout the world. The Company maintains a scientific and technical sales group in the U.K. to support existing customers and to develop new applications for products marketed to the food and beverage industries.

Financial Information About Industry Segments

     The Company's business has been in a single industry segment, the research, development, production and marketing of antimicrobial proteins for various applications. For financial data pertaining to the amount of revenue and operating profit and loss of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements."

Employees

     As of June 30, 1995, the Company had 92 full-time employees, of which four were executive employees, 13 were administrative, 16 were engaged in marketing and sales, and 59 were involved in research, process development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

                                      10

Item 2.   PROPERTIES

     Effective as of January 1, 1995, the Company's headquarters are located at 771 Old Saw Mill River Road, Tarrytown, New York 10591 (Tel: 914-347-5767,
Fax: 914-347-6370). These facilities include office space as well as the Company's U.S. laboratory where the Company conducts its pharmaceutical research and development. Pursuant to a seven year lease, the Company pays an annual rent in the amount of $378,650 during the first year, which sum is due in monthly installments. The rent is subject to annual increases over the term of the lease. However, since the premises were not ready to be occupied by the Company's research laboratory until June 12, 1995, until that date the rent consisted of a nominal amount.

     Prior to January 1, 1995, the Company's headquarters were located at facilities owned by an affiliate of David Guttmann, the Company's Chairman. The Company paid $24,085 for such space and related services in the fiscal year ended June 30, 1995.


     Until June 12, 1995 the Company research facilities were located at the Public Health Research Institute of the City of New York. The Company paid $235,178 for such space and related services in the fiscal year ended June 30, 1995.

     The Company's U.K. headquarters are located at Clarks Mill, Stallard Street, Trowbridge, U.K., and comprise approximately 3,000 square feet which are rented under a lease expiring in 2114 and providing for a current annual rent of GBP 34,000 ($54,000). The Company's 30,000 square foot manufacturing and research facility is located in Beaminster, U.K., and is owned by the Company.


Item 3.   LEGAL PROCEEDINGS

     No material proceedings are pending to which the Company or any of its property is subject.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders of the Company held in March 1995, holders of 13,998,678 shares of common stock ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors. The appointment was opposed by the holders of 22,240 shares of Common Stock, and 95,500 abstained.

                                      11

     The following persons were elected as directors:

Name                         For              Against
----                         ---              -------

Fredric D. Price          13,998,279          118,139

David Guttmann            13,998,779          117,639

Ian Clack                 13,998,779          117,639

Douglas Cotter            13,998,779          117,639

Audrey T. Cross           13,998,779          117,639

John P. Friend            13,998,179          118,239

Robert E. Pollack         13,998,779          117,639

                                      12

                             PART II
Item 5.   MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock and Warrants are traded on the Nasdaq National Market System under the symbol AMBI. Trading of the Company's Common Stock on the Pacific Stock Exchange was discontinued as of November 4, 1994.

     The following table sets forth the high and low bid quotations for the Company's Common Stock and Warrants through the quarter ended December 31, 1993. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. As a result of the Company's admission to the Nasdaq National Market System, commencing January 1, 1994, the prices quoted for the Common Stock represent actual sale prices.


                         Common Stock         Warrants
                         ------------         --------
Fiscal
Quarter                 High       Low      High     Low
-------                 ----       ---      ----     ---

Ended
March 31, 1993         $3.875     $3.00     $.75     $.50

Ended
June 30, 1993          $5.125     $2.75     $1.625   $.375

Ended
September 30, 1993     $6.25      $4.00     $2.25    $1.25

Ended
December 31, 1993      $6.25      $4.875    $2.25    $1.75

Ended
March 31, 1994         $6.50      $5.50     $2.50    $2.00

Ended
June 30, 1994          $5.75      $3.25     $2.375   $.875

Ended
September 30, 1994     $4.00      $3.00     $1.375   $1.00

Ended
December 31, 1994     $4.625     $2.625      $2.00  $0.875

Ended
March 31, 1995         $3.25      $2.50     $0.875  $0.625

Ended
June 30, 1995         $2.875     $1.375     $0.625   $0.25


                                     13

     The Company has not paid a cash dividend on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.


Item 6.   SELECTED FINANCIAL DATA

     The following tables summarize certain financial data that are qualified by the more detailed financial statements included herein. Figures are stated in thousands of United States Dollars, except per share amounts.

Year ended June 30           1995      1994        1993      1992(1)      1991
                             ----      ----        ----      -------      ----
Sales                       11,264     9,614      12,083      9,796      8,600

Write-off of Purchased
Research and Development      ----      ----      22,504       ----       ----

Other Costs and Expenses    11,337     8,374       8,891      6,653      5,846

Tax Expense                    254       185         423      1,090        969

Net Income/(Loss)              283     1,756     (19,423)     2,282      1,892

Net Earnings/(Loss) per
Share                         0.01       .09       (1.37)      2.41       2.04


Selected Balance Sheet Data:

                             1995      1994        1993       1992        1991
                             ----      ----        ----       ----        ----
Working Capital              7,333     7,352       5,750      1,990        394

Total Assets                13,788    11,808      10,724      8,059      6,928

Total Liabilities            3,163     1,544       2,255      3,363      4,089

Redeemable Preferred Stock   1,500     1,500       1,500       ----       ----

Stockholders' Equity         9,125     8,764       6,969      3,196      1,339
---------------

(1) In connection with the consummation of the BP Transactions, which are described in Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein, and pursuant to which the Company acquired its Aplin & Barrett ("A&B") subsidiary, the Company adopted

                                     14
A&B's fiscal year which ends on June 30. The Company filed a Transition Report on Form 10-K for the fiscal period January 1, 1992 through August 31,

1992 to provide for the transition to A&B's historical financial information. Such Transition Report provided information with respect to the Company immediately prior to the consummation of the BP Transactions. For the previous year, the table sets forth the financial results of Aplin & Barrett.

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

Introduction

     As a consequence of the closing on August 31, 1992 of the BP Transactions which are described in Note 1 to the Consolidated Financial Statements, and which for financial reporting purposes are accounted for as a reverse acquisition, the results for the years ended June 30, 1995 and June 30, 1994 are those of the Company for the whole year. The results for the year ended June 30, 1993 are those of A&B for the full year and those of the Company other than A&B ("AMBI results") for the period from September 1, 1992 through June 30, 1993.


General

     The Company's historical revenues have been primarily attributable to sales of its own products. The Company also acts as selling agent for certain products of both affiliated as well as unaffiliated companies. Effective July 1, 1995, the Company assumed responsibility for selling products in the U.S. on behalf of an affiliated company. In addition, the Company receives royalty income from users of its patented technology.

     Cost of sales includes both direct and indirect manufacturing costs. Research costs include internal expenditures as well as expenses associated with third party collaborators.

     Selling, general and administrative expenses include salaries and overheads, and third party fees and expenses as well as costs associated with selling of the Company's products.

     The Company capitalizes patent costs and amortizes them over periods of nine months to fifteen years.
                                     15
Results of Operations


     The Company has an accumulated deficit due primarily to the write-off of purchased goodwill (amortized over five years from 1986 - 1990) and purchased research and development costs (written-off in the year ended June 30, 1993 in connection with the BP Transactions described in Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Three years ended June 30, 1995, 1994 and 1993

     Sales

     Sales increased 17% to $11.3 million in 1995 from $9.6 million in 1994. Sales of Nisaplin increased by 15% and accounted for 77% of the total sales. Sales in the U.S. and U.K. declined, but were offset by increases principally in South America and Europe. Sales of Dairy Hygiene products declined by 21%, due to reduced activity by users in the U.S. and delays by users in launching their products in Europe. Sales of Dairy Starter Cultures increased by 39%.

     The Company's 1994 sales of $9.6 million were 20% lower than the 1993 sales of $12.1 million. The figures for 1993 included sales of $2.1 million from products sold by the Company under an agency agreement which terminated June 30, 1993; accordingly there were no sales of these products included in the 1994 figures. Sales of Nisaplin declined largely as a result of a reduction in sales to Australia, where the 1993 figure had been increased by a change in marketing arrangements pursuant to which inventory previously treated as on consignment was sold outright to the distributor.

     Cost of Sales

     Cost of sales was $3.3 million in 1995, a decrease of 8% from the 1994 figure of $3.5 million. As a percentage of revenues, it decreased to 29% of sales compared to 37% in 1994. The decrease was principally due to lower raw material costs following a change in method of manufacture.

     Cost of sales was $3.5 million in 1994, a decrease of 38% from the 1993 figure of $5.7 million, and as a percentage of revenues was 37% compared to 47% of sales in 1993. The decrease in cost of sales as a percentage of sales was largely due to the inclusion in sales of a greater proportion of products manufactured by the Company than in the previous year. These products generate higher gross margins than products for which the Company acts as a distributor.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") were $5 million, $3.5 million, and $2.2 million in 1995, 1994 and 1993 respectively, representing increases of 44% in 1995 from 1994, and 62% in 1994 from 1993. SG&A as a percentage of sales was 45%, 36%, and 18%

                                     16
in 1995, 1994, and 1993, respectively.

     The main components of the increase in SG&A expenses in 1995 were attributable to increased sales commissions paid to agents and distributors and increased costs of additional personnel. There were also costs involved in the relocation of the Company's corporate headquarters, and losses on the sale of some equipment.


     The main components of the increase in 1994 were recruitment of additional sales staff and professional fees.

     Research Costs

     Research costs were $1.8 million, $0.7 million, and $0.5 million in 1995, 1994, and 1993, respectively, representing increases of 150% in 1995 from 1994, and 60% in 1994 from 1993. Research costs as a percentage of sales were 16%, 8% and 4%, respectively. The increases in costs in 1995 and 1994 were related to the hiring of new personnel as well as the initiation of new programs.

     Other Expenses

     Other expenses in 1995 primarily consisted of $.3 million of costs associated with an office lease termination and costs associated with the relocation of the Company's office and laboratory facilities.

     Income Before Tax Expense

     Income before tax expense was $0.5 million in 1995, compared with $1.9 million in 1994. The decrease was a result of the Company's increased expenditures in the areas of research and marketing as described above.

     In 1993, the Company had a loss before tax expense of $19 million. This figure included the write-off of purchased research and development referred to in Results of Operations above.

     Tax Expense

     The Company's effective tax rate for 1995 was 47%. The Company incurred a loss on its U.S. operations for which no tax benefit was recognized. The Company's U.K. profits are taxable at the U.K. corporation tax rate of 33%.

     In 1994 the Company's effective tax rate was 10%, as U.S. pre-tax income was substantially offset by net operating losses carried forward.

     Pre-tax income in 1993 included a large loss relating to the write-off of purchased research and development costs which were not deductible and therefore did not generate a corresponding tax benefit.


     The effective tax rate may be expected to vary in the future depending upon the respective levels of income in the U.S. and the U.K. Refer to Note 13 of the Notes to the Consolidated Financial Statements for a further analysis of the tax charge.

     Fourth Quarter Results

     Sales in the fourth quarter of fiscal 1995 were $2.9 million, an increase of 25% over the corresponding

                                     17
quarter for the previous year. Sales of Nisaplin were up 28%, due mainly to increased volumes which resulted from orders placed by several large customers.


     Operating income for the quarter was $0.2 million, an increase of 187% compared to the previous year, largely as a result of the increased sales.

     Quarterly Variations

     On a quarter-to-quarter basis, the Company's sales and income may vary widely, as a result of various factors, including, for example, customers placing orders in anticipation of a price increase and customers adjusting finished goods inventory levels. As a result, the Company may report sales increases or declines and/or income gains or losses for a particular quarter that may not reflect end-customer usage of the Company's products.

Liquidity and Capital Resources

     As of June 30, 1995 the Company had working capital of $7.3 million, which included cash and cash equivalents of $3.3 million. On June 30, 1994 working capital was $7.4 million, which included cash and cash equivalents of $5 million.


     The reduction in cash and cash equivalents in 1995 was primarily attributable to funding of operations and capital expenditures, compensated by, among other things, the sale of equipment and capital lease proceeds. For details of capital lease obligations refer to Note 4 of the Notes to the Consolidated Financial Statements.


     As of June 30, 1995 the Company has 1,500 shares of redeemable preferred stock outstanding with an involuntary liquidation value of $1,500,000. For additional details refer to Note 9 of the Notes to the Consolidated Financial Statements.

     The Company anticipates expansion of its research and development work, and increased marketing costs as more products are launched. It anticipates, among other things, expanding its facilities, acquiring additional equipment, and hiring additional personnel. The Company does not expect its income to rise significantly during this time of expansion. In addition, the nature of research and development is such that new discoveries and improvements may require additional financing to take advantage of market opportunities afforded by such discoveries and improvements. The Company is therefore considering, among other things, raising capital through corporate partnerships, private placements, and public offerings of securities.

Inflation and Prevailing Economic Conditions

     The Company does not believe inflation has had a significant impact on the Company's operations.




     The Company does not believe exchange rates have had a significant impact on the Company's operations. The consolidated results of the Company have been favorably effected by the increase in the U.S. Dollar/Great Britain pound exchange rate.



Seasonality

     The Company does not believe there is any significant seasonal effect on the Company's operations.
                                     18


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included herein commencing on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Officers and Directors

     The officers and directors of the Company are as follows:

                          Year Joined
       Name                 Company              Position
       ----               -----------            --------
Fredric D. Price (49)         1994      President, Chief
                                        Executive Officer,
                                        Acting Chief Financial Officer
                                        and Director

David Guttmann (49)           1983      Chairman

Stephen C. Benoit (37)        1995      Vice President-Marketing and Sales

Peter Blackburn, Ph.D. (45)   1985      Executive Vice President

Ian Clack (52)                1992      Director

Douglas A. Cotter, Ph.D. (52) 1995      Director

Audrey T. Cross, Ph.D. (49)   1995      Director

John P. Friend, Ph.D. (51)    1989      Director

Robert E. Pollack, Ph.D. (54) 1995      Director


Benjamin Sporn (57)           1986      Vice President-Legal
                                        and Secretary
----------------------

     Fredric Price has been President, Chief Executive Officer and a Director of the Company since September 1994. In addition, he has been the Company's acting Chief Financial Officer since January 1995. From July 1991 to September 1994, he was Vice President, Finance and Administration and Chief Financial Officer of Regeneron Pharmaceuticals, Inc. For more than five years prior to joining Regeneron, he was head of RxFDP, a consulting firm which provided strategic planning, market development, and new product introduction services to pharmaceutical and other health care businesses. From 1973 to 1986 he was at Pfizer Pharmaceuticals, where he was a Vice President with both line and staff responsibilities. Mr. Price is on the Executive Committee of the Board of Directors of the New York Biotechnology Association. He has a BA from Dartmouth College and an MBA from the Wharton School of the University of Pennsylvania.

                                     20
     David Guttmann has served as Director of the Company since its inception in June 1983 and the Company's Chairman since January 1987. Until September 1994 Mr. Guttmann also served as Chief Executive Officer and President of the Company. Mr. Guttmann also serves as Chairman of Ace Surgical Supply Co., Inc., and is a member of the Board of Creative Technologies Corp., a publicly traded company.

     Stephen C. Benoit was appointed Vice President-Marketing and Sales of the Company in January 1995. Prior thereto he was with Calgene, Inc. where he served as Vice President of Marketing from 1992 to 1994, as Vice President Strategic Planning from 1990 to 1992, and as Director Financial Planning and Analysis from 1987 to 1990. He received a B.B.A. and M.B.A. in finance from Loyola Marymount University, Los Angeles, California.

     Peter Blackburn, Ph.D. has been Executive Vice President of the Company since January 1987. In 1985 Dr. Blackburn became the Company's Senior Scientist and Co-Director of Research and in 1986 he was appointed Associate Member in Applied Genetics at the Public Health Research Institute of New York City. From 1984 to 1985 he was a senior investigator with Enzo Biochem, Inc. From 1979 to 1984 he was an Assistant Professor of Biochemistry at the Rockefeller University and received the Irma T. Hirschl Career Scientist Award (1979-1985). He was a director of the Company from 1990 until 1994. Dr. Blackburn received a B.Sc. with First Class Honors and a Ph.D in Biochemistry from the University of Sheffield, England.

     Ian Clack was appointed Managing Director and Chief Executive of Burns Philp & Company Limited ("BPC") in 1994. From 1962 to 1994, Mr. Clack served in various administrative functions and executive capacities with BPC. Mr. Clack was elected a Director of the Company in August 1992. He received a degree in Applied Chemistry from the Caulfield Institute of Technology.

     Douglas A. Cotter, Ph.D., was elected a Director of the Company in January 1995. Dr. Cotter has been President of Healthcare Decisions, Inc. since 1985. Healthcare Decisions, Inc. provides corporate development services to the healthcare and biotechnology industries in connection with mergers and acquisitions, divestitures, strategic planning and corporate partnering. Prior thereto for 19 years he held various management positions in research, product development, business development and clinical information systems in the medical products business of Corning Glass Works. Dr. Cotter is a director of Respironics, Inc., a public company. He is also an Adjunct Professor of Biomedical Engineering at Boston University. He has a B.S. in engineering from Duke University and M.S. and Ph.D. degrees in engineering from North Carolina State University.

     Audrey T. Cross, Ph.D., was elected a Director of the Company in January 1995. Dr. Cross has been Associate Clinical Professor at the Institute of Human Nutrition at the School of Public Health of Columbia University since 1988. She also works as a consultant in the areas of nutrition and health policy. She has served as a special assistant to the United States Secretary of Agriculture as Coordinator for Human Nutrition Policy and has worked with both the United States Senate and the California State Senate on nutrition policy matters. Dr. Cross received a B.S. in dietetics, a Master of Public Health in nutrition and a Ph.D. from the University of California at Berkeley, and a J.D. from the Hastings College of Law at the University of

California at San Francisco.

     John P. Friend, Ph.D. has been with BPC since 1981 and is currently General Manager, Technology and Research. He was elected a Director of the Company in July 1989. He received a B.Sc. and a Ph.D. from the University of Sydney (Australia) in colloid chemistry and a M.Sc. in biotechnology from the University of New South Wales.

     Robert E. Pollack, Ph.D., was elected a Director of the Company in January 1995. Dr. Pollack has been a Professor of Biological Sciences at Columbia University since 1978. In addition, from 1982 to 1989 he was Dean of Columbia College. Prior thereto he was Professor of Microbiology at the State University of New York School of Medicine at Stony Brook, Senior Scientist at Cold Spring Harbor Laboratory, Special NIH fellow at the Weizmann Institute in Israel, and NIH Fellow in the Department of Pathology at New York University School of Medicine. He is the author of more than a hundred research papers on the molecular biology of viral oncogenesis, a dozen articles in the popular press, and three books. He received a B.A. in physics from Columbia University and a Ph.D. in biology from Brandeis University.

     Benjamin Sporn has been legal counsel to the Company since 1990 and has served as Secretary of the Company since 1986. He was an attorney with AT&T from 1964 until December 1989 when he retired from AT&T as a General Attorney for Intellectual Property Matters. Mr. Sporn is also Chairman of the Board of Directors of Creative Technologies Corp. and of Micel Corp. Mr. Sporn was a director of the Company from 1986 until 1994. He received a BSE degree from Rensselaer Polytechnic Institute and a J.D. degree from American University.

     The directors serve for a term of one year and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors. There are no family relationships among directors or executive officers.


     Arrangements Regarding the Election of Directors

     The by-laws of the Company provide that until September 1, 1996 the Board of Directors is to consist of seven directors, and that designated actions by the Board require the affirmative vote of not less than six directors. The by-laws further provide that David Guttmann and Fredric Price are designated "Prior Directors," and that the Board of Directors is to nominate two persons designated by the Prior Directors as the Board's nominees for election as directors at meetings of shareholders.

     Committees of the Board of Directors

     The Company has an audit committee consisting of Drs. Friend and Cotter. In addition, the Company has a compensation committee consisting of Drs. Cotter, Cross and Pollack.

Scientific Advisory Board

     The Company has certain scientific advisors with expertise in areas of benefit to the Company, who serve on its Scientific Advisory Board and consult with the Company concerning the Company's research and development programs.

     Following are members of the Scientific Advisory Board working with the
Company:

     Robert E. Pollack, Ph.D. - Dr. Pollack has been a Professor of Biological Sciences at Columbia University since 1978. In addition, from 1982 to 1989 he was Dean of Columbia College. Prior thereto he was Professor of Microbiology at the State University of New York School of Medicine at Stony Brook, Senior Scientist at Cold Spring Harbor Laboratory, Special NIH fellow at the Weizmann Institute in Israel, and NIH Fellow in the Department of Pathology at New York University School of Medicine. He is the author of more than a hundred research papers on the molecular biology of viral oncogenesis, a dozen articles in the popular press, and three books. He received a B.A. in physics from Columbia University and a Ph.D. in biology from Brandeis University.

     Edward Goldberg, Ph.D. - Dr. Goldberg is professor of molecular biology and microbiology at the Tufts University School of Medicine, Dentistry and Veterinarian Medicine. He is an authority on the mechanism of recognition and infection of bacteria by viruses. He has also done extensive research on the genetics, structure and function of ion exchanges related to bacterial pH control and multi drug antiporters in bacteria . He holds a B.A. in Chemistry from Columbia University and a Ph.D. in Biology from Johns Hopkins University.

     Richard Novick, M.D. - Dr. Novick is professor of medicine and microbiology at New York University Medical School and an Investigator at the Skirball Institute for Biomolecular Medicine. During a postdoctoral fellowship at the National Institute for Medical Research in Mill Hill, England, he discovered the first plasmids in Staphylococci, those responsible for penicillin resistance. Dr. Novick holds a B.S. from Yale University and an M.D. with honors in Microbiology from New York University Medical School.


     Marvin Moser, M.D. - Dr. Moser is clinical professor of medicine at Yale and senior medical consultant at the National High Blood Pressure Education Program of the National Heart, Lung and Blood Institute. Dr. Moser's work has focused on non pharmacological approaches to the prevention and control of hypertension and he has published extensively on this subject with over 300 publications. He has contributed to over 30 books and numerous physician and patient education programs. Dr. Moser holds a B.A. from Cornell University and an M.D. from Downstate University College of Medicine.

     Stephen R. Peikin, M.D. - Dr. Peikin is professor of medicine and head of the division of gastroenterology and liver diseases at Cooper Hospital Medical Center, the Robert Wood Johnson Medical School, Camden, New Jersey. He is an authority on the release of the hormone cholecystokinin and its effects on satiety. He is the holder of a U.S. patent on a method of stimulating satiety through the administration of an oral trypsin inhibitor. He holds a B.A. from Temple University and an M.D. from the Thomas Jefferson University.


     Dr. Pollack is Chairman of the Scientific Advisory Board. Members of the Scientific Advisory Board receive a per diem fee of $1,000 for each meeting of the Board attended by them, plus reasonable expenses. In addition, the Company has issued to each member of the Scientific Advisory Board stock options to purchase 10,000 shares of the Company's Common Stock. The options so issued have exercise prices ranging from $1.875 to $3.00 per share and are vested. Such options expire five years from the date of grant. See Note 9 of the Notes to Consolidated Financial Statements.


Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended June 30, 1995 (i) to its Chief Executive Officer and (ii) to the three highest paid employees of the Company whose cash compensation exceeded $100,000 per year in any such year (other than the individuals listed in the table, no employee of the Company or of its A&B subsidiary received compensation in excess of $100,000):

                      SUMMARY COMPENSATION TABLE(1)(2)




                                    Annual Compensation

        (a)               (b)          (c)        (d)          (e)


Name and Principal
Position                 Period      Salary ($)   Bonus        All other
                                                  ($)          Compensation

Fredric Price,
President, Chief
Executive Officer        9/12/94-
and Director (3)         6/30/95     210,000     15,000

Peter Blackburn,
Executive Vice           7/1/92-
President                6/30/93     112,794     15,000


                         7/1/93-
                         6/30/94     119,713      5,700


                         7/1/94-
                         6/30/95     150,000     23,153

Benjamin T. Sporn,
Vice President-          7/1/92-
Legal                    6/30/93     110,910

                         7/1/93-
                         6/30/94     117,400

                         7/1/94-
                         6/30/95     129,000

Alan English
Executive Vice           7/1/92-
President                6/30/93      84,690     9,021

                         7/1/93-
                         6/30/94      89,772    10,791

                         7/1/94-
                        6/30/95       59,267    11,500     77,139 (4)
     -------------------------

(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed as to any named officer or director or group of executive officers the lesser of $50,000 or 10% of such person's or persons' cash compensation.

                                        25
(2) Pursuant to the regulations promulgated by the Securities and Exchange Commission (the "Commission"), the table omits a number of columns reserved for types of compensation not applicable to the Company.

(3)  Mr. Price became the Company's Chief Executive Officer on September 12,
     1994.

(4) Consists of a payment made in connection with the termination of Mr. English's employment on January 31, 1995.

     None of the individuals listed above received any long-term incentive plan awards during the fiscal year.

Employment Agreements

     Effective September 1994 the Company entered into an employment agreement with Fredric Price. The agreement provides for an annual salary of $260,000 plus a performance related bonus. He was also granted options to purchase up to a total of 500,000 shares of Common Stock, vesting in equal installments over a five year period commencing at the conclusion of his first year of employment. In addition, he was granted 15,325 shares of Common Stock on the first anniversary of the agreement. A further 15,326 shares of Common Stock are to be granted on the second anniversary of the agreement. Although employment is at will, salary and certain benefits continue for twelve months after notice of termination.

Stock Option Plans

     The Board of Directors has adopted and the shareholders have approved four Stock Option Plans (the "Plan(s)"):

     1. The Incentive Stock Option Plan provides for the grant of qualified incentive stock options to officers and key employees.

     2. The Non-qualified Stock Option Plan provides for the grant of options to various persons who render certain services to the Company.

     3. The 1989 Stock Option Plan provides for the grant of options to either group which, in the case of employees, may be incentive stock options.

     4. The 1991 Stock Option Plan provides for the grant of options to either group which, in the case of employees, may be incentive stock options.

     Each of the Incentive and Non-qualified Stock Option Plans permits the purchase of an aggregate of up to 250,000 shares of Common Stock. The 1989 Stock Option Plan permits the purchase of an aggregate of up to 500,000 shares of Common Stock. The 1991 Stock Option Plan permits the purchase of an aggregate of up to 1,500,000 shares of Common Stock. The purpose of the Plans is to attract and retain competent executive personnel and other key employees and consultants and to provide incentives to all such persons to use their effort and skill for the advancement and betterment of the Company by permitting them to participate in the ownership of the Company.

     Options granted as qualified incentive stock options are intended to qualify as Incentive Stock Options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended. The exercise price of Incentive Stock Options granted under the Plans shall not be less than the fair market value (110% of the fair market value for 10% or greater shareholders) of the Common Stock on the date of grant. Incentive Stock Options may not be exercised later than ten years from the date of grant (five years for 10% or greater shareholders). Determinations as to recipients of stock options under the Plans and other terms of such grants are made by the Company's Board of Directors.

     The following table sets forth information with regard to aggregated option values at June 30, 1995 of options granted (i) to the Company's Chief Executive Officer, and (ii) to the two highest paid employees of the Company whose cash compensation exceeded $100,000 per year in such year. On September 12, 1994, Mr. Price was granted 500,000 options to purchase shares at $3.2625 per share. On January 9, 1995, Mr. Benoit was granted 50,000 options to purchase shares at $3.00 per share.


AGGREGATED OPTION/ SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                              Individual Grants

  (a)              (b)             (c)                    (d)                             (e)

Name           Shares            Value           Number of Unexercised        Value of Unexercised In-the
               Acquired on       realized ($)    Options at FY-End (#)          Money Options at FY-End
               Exercise (#)
                                                Exercisable  Unexercisable       Exercisable   Unexercisable
                                                -----------  -------------       -----------   -------------
Peter
Blackburn         0                 0             170,000           0              $18,750         0

Benjamin
T. Sporn          0                 0              75,000           0                    0         0

Fredric
Price             0                 0                   0     500,000                    0         0


                                     27
Pension Plans

     Applied Microbiology, Inc.


     Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees, a non-contributory pension plan (the "Pension Plan") maintained by BPC.
Assuming retirement at age 65, the Pension Plan provides benefits equal to the greater of (a) 1.1% of the employee's final average earnings multiplied by the employee's final average earnings in excess of the average of the contribution and the benefit basis in effect under Section 230 of the Social Security Act for each year in the 35-year period ending with the year of Social Security retirement age, multiplied by the employee's years of credited service up to 35, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan or (b) $24 multiplied by the number of years of credited service up to 25 years plus $12 multiplied by the years of employment from 26-40 years, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan. The "final average earnings" are the average monthly earnings during the five highest-paid consecutive calendar years within the last ten calendar years of credited service with the Company. Earnings include the salary and bonus listed in the summary compensation table. Earnings which may be considered under the Pension Plan are limited to $150,000 per year subject to annual cost of living adjustments as determined by the IRS.

     The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 1995 and a straight annuity benefit, according to years of credited service and final average earnings. The benefits listed are not subject to any deduction for Social Security or other offset amounts.



                    Years of Credited Service


final average
earnings                15           20           25          30           35
-------------          ----         ----         ----        ----         ----

$25,000               $4,320       $5,760       $7,200      $8,250       $9,625

$50,000              $10,598      $14,130      $17,663     $21,196      $24,728

$75,000              $17,160      $22,880      $28,601     $34,321      $40,041

$100,000             $23,723      $31,630      $39,538     $47,446      $55,353

$150,000
and up               $36,846      $49,130      $61,413     $73,696      $85,978


     Peter Blackburn and Benjamin Sporn each have approximately 2.5 years, and Fredric Price and Stephen Benoit have 0.75 and 0.6 years, respectively, of credited service under the Pension Plan as of June 30, 1995, and, at age 65, would have 22, 10, 17 and 28 years of credited service, respectively.


                                     28
     A&B Pension Plan

     Eligible A&B employees are entitled to participate in the Burns Philp (U.K.) plc Pension Plan, a defined benefit plan providing a pension of one sixtieth of final pensionable earnings for each year of service at a normal retirement age of 65. Pensionable earnings are basic salary less the basic U.K. state pension.

     The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 1995 and a straight annuity benefit, according to years of credited service and final pensionable earnings. Estimated benefits are shown in U.S. dollars based on an average exchange rate of $1.5781 per GBP for 1995. The benefits listed are not subject to any deductions.



                          Years of Credited Service

final average
earnings                15           20           25          30           35
------------           ----         ----         ----        ----         ----

$25,000                $5,043      $6,724       $8,405     $10,085      $11,766

$50,000               $11,293     $15,057      $18,821     $22,585      $26,350

$75,000               $17,543     $23,390      $29,238     $35,085      $40,933

$100,000              $23,793     $31,724      $39,655     $47,585      $55,516

$150,000               $36,293    $48,390      $60,488     $72,585      $84,683

$200,000               $48,793    $65,057      $81,321     $97,585     $113,850

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from July 1, 1994 through June 30, 1995 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

                                     29


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT


     The following table sets forth, as of September 20, 1995, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 771 Old Saw Mill River Road, Tarrytown, New York 10591.

                                     30

                          Shares Owned Beneficially
                              and of Record (1)

Name and Address             No. of Shares         % of Total
----------------             -------------         ----------

Fredric D. Price (2)            115,325                *


David Guttmann (3)              628,000               3.41


Stephen C. Benoit                     0                 --


Peter Blackburn (4)             170,000                *


Ian Clack
222 Sutter Street
San Francisco, CA                10,000                *


Douglas A. Cotter (5)
1500 Providence Highway
Norwood, MA 02062                11,000                *


Audrey T. Cross (4)
259 Sunset Avenue
Englewood, NJ 07631              10,000                *


John P. Friend
7 Bridge Street
Sydney, NSW 2000
Australia                             0                --



Robert E. Pollack (4)
813B Sherman Fairchild
Columbia University
New York, NY 10027               20,000                *


Benjamin Sporn (6)              104,125                *


Burns Philp & Company
  Limited(7)
7 Bridge Street
Sydney, NSW 2000
Australia                    11,583,837              63.67


All Officers and Directors
as a Group (10 persons)
(2)(3)(4)(5) and (6)          1,068,450               5.87

------------------------------
     * Less than 1%

     (1) Includes shares issuable within 60 days upon the exercise of all options and

                                     31

          warrants. Shares issuable under options or warrants are owned beneficially but not of record.

     (2) Includes 100,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

     (3) 408,000 of the shares shown as owned by Mr. Guttmann are owned of record by a family member; however, such shares may be deemed to be beneficially owned by Mr. Guttmann. Includes shares issuable on exercise of options by Mr. Guttmann to acquire a total of 210,000 shares.

     (4) Consists of shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

     (5) Includes 10,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

     (6) Includes 75,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

     (7)  Consists of shares owned by subsidiaries.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     During the fiscal year ended June 30, 1995, the Company's A&B subsidiary made sales of approximately $2,117,000 to Mauri Laboratories Pty Limited ("Mauri"). In addition, it purchased approximately $832,000 of goods from Mauri. Mauri is a wholly-owned subsidiary of BPC which currently holds a controlling interest in the Company (as described below).

     Certain of A&B's U.K. based staff provide accounting and administrative services for other U.K. based subsidiaries of BPC. During the fiscal year ended June 30, 1995, A&B, as a result of these activities, received income from Burns Philp (U.K.) plc. of approximately $75,000.

     A&B manufactures certain products on a contract basis for Imperial Biotechnology Limited ("IBT") at its U.K production site. During the fiscal year ended June 30, 1995, A&B received income of approximately $77,000 as a result of these activities. IBT is a 50% owned affiliate of BPC.

     From time to time, the Company advances funds to Burns Philp Inc., a wholly owned subsidiary of BPC. During the fiscal year ended June 30, 1995, the Company received interest income of approximately $63,000 in respect of such advances.

     Pursuant to an Agreement for the Purchase and Sale of Stock dated as of June 30, 1992

                                     32
(the "Purchase Agreement"), in July 1993 the Company issued
935,000 shares of Common Stock to BPC. As a result of this issuance and of prior acquisitions of shares of Common Stock, BPC currently owns 11,583,837 shares of Common Stock, and controls the Company.

     Under the Purchase Agreement, the Company and BPC entered into the following arrangements and understandings with respect to election of directors and related matters:

     The by-laws of the Company were amended to provide, among other things, that until September 1, 1996 the Board of Directors shall consist of seven directors. The by-laws further provided that David Guttmann, Peter Blackburn and Benjamin Sporn were designated "Prior Directors," and that the Board of Directors was to nominate three persons designated by the Prior Directors as the Board's nominees for election as directors at meetings of shareholders. In September 1994, the Company hired Fredric D. Price as President and Chief Executive Officer. In connection with this hiring, four directors: Peter Blackburn, Alan English, Colin Kop and Benjamin Sporn resigned from the Board. Mr. Price was elected to the Board and designated a Prior Director by the remaining Prior Director, Mr. Guttmann. The Board then authorized Mr. Price to propose three new directors to fill the remaining vacancies. In January 1995, Drs. Audrey T. Cross, Douglas A. Cotter and Robert E. Pollack were proposed by Mr. Price and elected to the Board. See "Directors and Executive Officers of the Registrant--Arrangements Regarding the Election of Directors."

     The amended by-laws also provide that the following actions by the Company shall require the prior favorable vote of not less than six directors: termination of the Company's chief executive officer, or a change in his or her responsibilities or compensation, or the retention of any chief executive officer; removal of the Company's chairman or the election of any person as chairman other than the person last elected to such position; the issuance of any shares of capital stock or of securities convertible or exercisable into shares of capital stock except as to outstanding warrants, options and other convertible securities; the grant of options to any officer or director; any merger, or any acquisition or disposition of assets in excess of $250,000; the incurrence of a commitment or obligation in excess of $650,000; any change in the Company's charter or by-laws; any transaction with any affiliate of BPC, including any overhead charge or any other intercompany charge or allocation, but excluding the continuation of certain current agency agreements; any dividend or other distribution except on the 1992 Redeemable Preferred; any purchase by BPC (whether in the public market or in private transactions, or otherwise) of any shares of the Company's Common Stock which would increase BPC's percentage ownership of the outstanding Common Stock beyond the percentage ownership of such stock owned by BPC on August 31, 1992 subject to certain increases provided for in the Agreement.

     BPC also agreed that:

     BPC and its affiliates will for a four-year period vote all shares of the Company stock from time to time owned by them in favor of election as directors of the Prior Directors and their nominees.

                                        33
     BPC and its affiliates will for a four-year period be entitled to purchase shares of Common Stock (in the public market or in private transactions, or otherwise) only as permitted in the Company's by-laws.

     So long as BPC and its affiliates shall have control of the Company, BPC will not sell, in a single transaction or in a series of transactions occurring within a period of up to 18 months, to any single purchaser or to any "group," a block of the Company shares owned by BPC or its affiliates which shall be sufficient in itself both to (i) divest BPC and its affiliates of control of the Company and (ii) vest control of the Company in the purchaser or purchasers, unless BPC shall cause the purchaser to tender for the purchase of all shares of the Company which are owned by all shareholders of the Company on the same terms and conditions as those which apply to the sale by BPC. The term "control" has the meaning assigned to it in Rule 405 of Regulation C under the Securities Act, and "group" has the meaning assigned to in Rule 13D of the Securities Exchange Act. However, BPC is permitted to sell, without compliance with this provision, a block of shares to an underwriter for the purposes of a broad distribution of the shares.

     An affiliate of BPC will, if required by the Company, for a four-year period maintain its bank comfort letter in respect of not more than GBP 300,000 of bank borrowings by the Company.

     So long as BPC or its affiliates owns at least 50% of the Company's total voting power and for five years after BPC and its affiliates ceases to own at least 50% of the Company's total voting power, neither BPC nor any of its affiliates will manufacture, sell or otherwise deal in or with nisin or Nisaplin (or any derivative products) except under distribution agreements with the Company on terms equivalent to those in effect on

     June 30, 1992. At such time after the five-year period aforesaid that BPC shall be permitted to engage in the businesses aforesaid, BPC will nevertheless continue to refrain from using trade secrets and other confidential information which are the property of the Company.

     BPC has certain demand and "piggyback" registration rights for its shareholdings.

     Change of Accountants and Fiscal Year

     In connection with the consummation of the BP Transactions, the Company in September 1992 engaged KPMG Peat Marwick LLP as its independent accountants, and the Company changed its fiscal year to end on June 30 of each year.

                                     34

                             PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  1. and 2. Financial Statements and Schedules

     The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

          3.        Exhibits

     The Index to Exhibits following the Signature Page indicates the exhibits which are being filed herewith and the exhibits which are incorporated herein by reference.

     (b)            Reports on Form 8-K

     No Reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1995.

                                     35

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

                              APPLIED MICROBIOLOGY, INC.


                              By:  /s/ Fredric D. Price
                                  Fredric D. Price, President,
                                  CEO and Director

Dated:  September 28, 1995



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of September 28, 1995 by the following persons on behalf of Registrant and in the capacities indicated.


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

                              /s/ Audrey T Cross
                              Audrey T. Cross, Director

                              /s/ John P. Friend
                              John P. Friend, Director

                              /s/ David Guttmann
                              David Guttmann,
                              Chairman of the Board

                              /s/ Robert Pollack
                              Robert E. Pollack, Director


                             EXHIBITS


     Except where otherwise indicated, the following exhibits are incorporated by reference to the correspondingly numbered exhibit in the Company's Registration Statement on Form S-1 (No. 33-4822):


     3.01   Certificate of Incorporation(1)

     3.01a  Certificate of Amendment to the Certificate of Incorporation(2)

     3.02   Amended and Restated By-laws(2)

     4.01 Form of Warrant Agreement and Form of Warrant Certificate for Warrants included in Units

     10.01  Form of Incentive Stock Option Plan

     10.02  Form of Non-qualified Stock Option Plan

     10.02a Form of 1989 Stock Option Plan(1)

     10.02b Form of 1991 Stock Option Plan(1)

     10.04 Credit and Security Agreement with PHRI dated October 31, 1985, and Note and Warrant issued in connection therewith

     10.08 Agreements with Ace Surgical Supply Company, Inc. dated November 29, 1983 and January 10, 1986

     10.09 Various Demand Notes with Stanley Marketing, HABA Distributors, Inc., Baby Connections, D. Guttmann and Ace Surgical

     10.24  Exclusive Option and Collaborative Research Agreement dated
            July 1, 1988 between the Company and the University of Maryland(3)

     10.25 License and License Option Agreement dated December 15, 1988 between the Company and Babson Brothers Company(3)

     10.27 Option Agreement dated April 1, 1989 between the Company and Calgon Corporation(3)

     10.28  Agreement between the Company and BPC.(4)

                                     37
     10.32 Development and Supply Agreement dated as of March 19, 1991 by and between the Company and Ciba- Geigy AG.(1)

     10.32a Termination Agreement dated August 31, 1993 by and between the
            Company and Ciba-Geigy AG.(5)





     10.34 Consulting Agreement dated June 29, 1992 between the Company and Donald A.M. McKay(6)

     10.36  Agreement, dated October 6, 1992 between the Company and PHRI(6)

     10.37 Agreement for the Purchase and Sale of Stock dated as of June 30, 1993 by and among the Company and BP(7)

     10.38 Technology and License Agreement dated as of June 29, 1992 by and among the Company and Fermtec Prochim SpA.(7)

     10.39 Investment Banking Agreement dated May 19, 1992 between the Company and Wertheim Schroder & Company ("WSC")(2)

     10.40 Letter dated June 29, 1992 from WSC to the Company regarding the fairness of the BP Transactions(2)

     10.41 Agreement dated May 3, 1993 between the Company and SmithKline Beecham p.l.c. (Schedules omitted)(5)

     10.41a Amendment dated August 16, 1994 to Development and Supply
            Agreement dated as of May 3, 1993 between the Company and SmithKline Beecham p.l.c. (subject to request for confidential treatment)(8)



     10.43 Supply Agreement dated as of January 1, 1994 by and between the Astra/Merck Group of Merck & Co., Inc. (8)*

     10.44 Development and License Agreement dated as of January 1, 1994 by and between the Astra/Merck Group of Merck & Co., Inc. (8)*

     10.45 Supply Agreement dated as of June 30, 1994 by and between the Company and Calgon Vestal Laboratories, Inc. (8)*

                                     38
     10.46 License Agreement dated as of June 30, 1994 by and between the Company and Calgon Vestal Laboratories, Inc. (8)*

     10.47 Employment Agreement dated August 30, 1994 between the Company and Fredric D. Price (8)

     10.48 Lease dated as of February 7, 1995, between the Company and Keren Limited Partnership (9)

     10.49 Master Lease Agreement dated as of June 28, 1995, between the Company and General Electric Capital Corporation (9)

     23.01  Consent of KPMG Peat Marwick LLP (9)

     27     Financial Data Schedule

----------------------------

(1)  Incorporated by reference to the Company's Report on Form 10-K for 1991.

(2) Incorporated by reference to the Company's Report on Form 8-K dated September 4, 1992.

(3)  Incorporated by reference to the Company's Report on Form 10-K for 1988.

(4) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 10, 1989.

(5)  Incorporated by reference to the Company's Report on Form 10-K for 1993.

(6) Incorporated by reference to the Company's Report on Form 10-K for the fiscal period January 31, 1992 through August 31, 1992.

(7) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1992.

(8)  Incorporated by reference to the Company's Report on Form 10-K for 1994.

(9)  Filed herewith.

* Subject to an order by the Securities and Exchange Commission granting confidential treatment. Specific portions of the document for which confidential treatment has been granted have been blacked out. Such portions have been filed separately with the Commission pursuant to the application for confidential treatment.

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        FILED WITH THE ANNUAL REPORT OF THE

                               COMPANY ON FORM 10-K

                                   JUNE 30, 1995



                                                                     PAGE

          INDEPENDENT AUDITORS' REPORT                                F-2


          CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1995
               AND 1994                                               F-3


          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
               YEARS ENDED JUNE 30, 1995, 1994 AND 1993               F-4


          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993       F-5


          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               YEARS ENDED JUNE 30, 1995, 1994 AND 1993               F-6


          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS              F-7

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                           INDEPENDENT AUDITORS' REPORT


          The Board of Directors and Stockholders
          Applied Microbiology, Inc.:



            We have audited the consolidated financial statements of Applied Microbiology, Inc. and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Microbiology, Inc. and subsidiary as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.


                                                 KPMG PEAT MARWICK LLP

            New York, New York
            July 21, 1995

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 30      JUNE 30
                                                                   1995         1994
                                                                   $000         $000
                                                                -------      -------
            ASSETS
            Current assets:
                Cash and cash equivalents                         3,337        5,048
                Trade accounts receivable less
                  allowance for doubtful accounts
                  of $14,000 (1994 $32,000)                       1,836        1,319
                Inventories                                       2,865        1,458
                Prepayments and other current assets                694          611
                Due from affiliated companies                       627            6
                                                                -------      -------

            Total current assets                                  9,359        8,442

            Property and equipment, net                           3,446        2,545
            Patent costs and licensed technology,
                net of amortization of $691,000
                (1994 $483,000)                                     881          779
            Other asset                                             102           42
                                                                -------      -------
            TOTAL ASSETS                                         13,788       11,808
                                                                -------      -------
                                                                -------      -------

            LIABILITIES, REDEEMABLE PREFERRED STOCK
              AND STOCKHOLDERS' EQUITY
            Current liabilities:
                Current portion of notes payable
                  and lease obligation                              149           13
                Accounts payable and accrued expenses             1,306          744
                Due to affiliated companies                         191          234
                Other liabilities                                    89           62
                Dividends payable                                    34           26
                Taxes payable                                       257           11
                                                                -------      -------
            Total current liabilities                             2,026        1,090
            Notes payable and lease obligation                      770           22
            Deferred taxes payable                                  367          432
                                                                -------      -------
            TOTAL LIABILITIES                                     3,163        1,544
                                                                -------      -------
                                                                -------      -------

            REDEEMABLE PREFERRED STOCK
                $0.01 par value. Issued and
                outstanding 1,500 shares at
                June 30, 1995 and June 30, 1994
                (aggregate involuntary liquidation
                value $1,500,000)                                 1,500        1,500
                                                                -------      -------

            STOCKHOLDERS' EQUITY:
                Common stock, $0.005 par value,
                  authorized 25,000,000 shares.
                  Issued and outstanding 18,176,858
                  shares at June 30, 1995 and
                  18,155,858 at June 30, 1994                        91           91
                Additional paid-in capital                       39,500       39,453
                Accumulated deficit                             (29,958)     (30,113)
                Currency translation adjustment                    (508)        (667)
                                                                -------      -------
            TOTAL STOCKHOLDERS' EQUITY                            9,125        8,764
                                                                -------      -------
            COMMITMENTS AND CONTINGENT LIABILITIES

            TOTAL LIABILITIES, REDEEMABLE PREFERRED

              STOCK AND STOCKHOLDERS' EQUITY                     13,788       11,808
                                                                -------      -------
                                                                -------      -------

            See accompanying notes to consolidated financial statements.

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                YEAR ENDED JUNE 30
                                            1995       1994       1993
                                            $000       $000       $000

          Sales                           11,264      9,614     12,083
          Cost of sales                   (3,258)    (3,526)    (5,705)
                                         --------   --------   --------

          GROSS PROFIT                     8,006      6,088      6,378
          Other operating income             462        542        247
          Selling, general and
            administrative expenses       (5,041)    (3,496)    (2,160)
          Research costs                  (1,840)      (737)      (460)
          Depreciation and amortization (767) (582) (521) Write-off of purchased research
            and development costs              -          -    (22,504)
                                         --------   --------   --------

          OPERATING INCOME/(LOSS)            820      1,815    (19,020)
          Foreign exchange loss              (49)       (30)       (39)
          Interest income                    148        159         65
          Interest expense                    (2)        (3)        (6)
          Other expenses                    (380)         -          -
                                         --------   --------   --------
          INCOME/(LOSS) BEFORE
            TAX EXPENSE                      537      1,941    (19,000)
          Tax expense                       (254)      (185)      (423)
                                         --------   --------   --------

          NET INCOME/(LOSS)                  283      1,756    (19,423)
                                         --------   --------   --------
                                         --------   --------   --------

          NET EARNINGS/(LOSS)
            PER SHARE                      $0.01      $0.09     ($1.37)







          See accompanying notes to consolidated financial statements.

                  APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Preferred Stock                        C o m m o n   S t o c k
                                                                              Applied            Aplin & Barrett
                                                                           Microbiology
                                           Shares      $000            Shares       $000        Shares         $000
                                           ------      ----            ------       ----        ------         ----
Balance at July 1, 1992                        -          -                 -         -        2,128,515        3,890
Issue of stock in respect of:
- acquisition of Aplin & Barrett Ltd           -          -         8,450,000        43                -            -
- technology agreement                         -          -           850,000         4                -            -
- licencing agreement                          -          -            10,000         -                -            -
Adjustments due to reverse acquisition     1,145          -         7,528,727        37       (2,128,515)      (3,890)
Provision for extra shares to be issued         -         -                 -         -                -            -
Net loss for the year                           -         -                 -         -                -            -
Preference dividend paid and provided           -         -                 -         -                -            -
Arising on translation during the year          -         -                 -         -                -            -
                                          ------       ----        ----------      ----       ----------       ------

Balance at June 30, 1993                    1,145         -        16,838,727        84                -            -
Issue of common stock provided for
in 1993                                         -         -           935,000         5                -            -
Conversion of preferred stock to
common stock                               (1,145)        -           327,131         2                -            -
Common stock issued for cash on
exercise of options and warrants                -          -           55,000         -                -            -
Net income for the year                         -          -                -         -                -            -
Preference dividend paid and provided           -          -                -         -                -            -
Arising on translation during the year          -          -                -         -                -            -
                                          ------       ----        ----------      ----       ----------       ------

Balance at June 30, 1994                        -          -       18,155,858        91                -            -
Common stock issued for cash
on exercise of options and warrants             -          -           21,000         -                -            -
Net income for the year                         -          -                -         -                -            -
Preference dividend paid and
provided                                        -          -                -         -                -            -
Arising on translation during
the year                                        -          -                -         -                -            -
                                          ------       ----        ----------      ----       ----------       ------
Balance at June 30, 1995                        -          -       18,176,858        91                -            -
                                          ------       ----        ----------      ----       ----------       ------

                                          ------       ----        ----------      ----       ----------       ------



                                               Additional       Accumulated        Currency
                                                 Paid-In          Deficit        Translation
                                                 Capital                          Adjustment         TOTAL
                                                  $000              $000             $000             $000
                                                  ----              ----             ----             ----
Balance at July 1, 1992                           12,597          (12,006)             215            4,696
Issue of stock in respect of:
- acquisition of Aplin & Barrett Ltd              36,926                -                -           36,969
- technology agreement                             3,715                -                -            3,719
- licencing agreement                                 35                -                -               35
Adjustments due to reverse acquisition           (17,973)               -                -          (21,826)
Provision for extra shares to be issued            4,091                -                 -           4,091
Net loss for the year                                  -          (19,423)               -          (19,423)
Preference dividend paid and provided                  -             (313)               -             (313)
Arising on translation during the year                 -                -             (979)            (979)
                                               ---------        ---------          -------         --------

Balance at June 30, 1993                          39,391          (31,742)            (764)           6,969
Issue of common stock provided for
in 1993                                               (5)               -                -                -
Conversion of preferred stock to
common stock                                          (2)               -                -                -
Common stock issued for cash on
exercise of options and warrants                      69                -                -               69
Net income for the year                                -            1,756                -            1,756
Preference dividend paid and provided                  -             (127)               -             (127)
Arising on translation during the year                 -                -               97               97
                                               ---------        ---------          -------         --------

Balance at June 30, 1994                          39,453          (30,113)            (667)           8,764
Common stock issued for cash
on exercise of options and warrants                   47                -                -               47
Net income for the year                                -              283                -              283
Preference dividend paid and
provided                                               -             (128)               -             (128)
Arising on translation during
the year                                               -                -              159              159
                                               ---------        ---------          -------         --------

Balance at June 30, 1995                          39,500          (29,958)            (508)           9,125
                                               ---------        ---------          -------         --------
                                               ---------        ---------          -------         --------



         See accompanying notes to consolidated financial statements.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   YEAR ENDED JUNE 30
                                                                                      1995              1994              1993
                                                                                      $000              $000              $000
            Cash flows from operating activities:
              Net income/(loss)                                                           283             1,756           (19,423)
              Adjustments to reconcile net income/(loss) to net cash
                (used in)/provided by operating activities:
                  Depreciation and amortization                                           767               582               521
                  Loss on sale of equipment                                               129                 -                 -
                  Write-off of purchased R&D                                                -                 -            22,504
                  Deferred income tax (benefit)/expense                                   (81)              (16)                4
              Changes in assets and liabilities:
                  (Increase)/decrease in trade accounts receivable                       (468)              472              (471)
                  (Increase)/decrease in inventories                                   (1,345)               32               528
                  (Increase)/decrease in other assets                                    (124)             (169)              680
                  (Increase)/decrease in amounts due from affiliated companies           (614)              256               (68)
                  Increase/(decrease) in taxes payable                                    232              (208)              340
                  Increase/(decrease) in accounts payable and accrued expenses            540              (239)              143
                  (Decrease)/increase in amounts due to affiliated companies              (91)              150            (1,517)
                  Increase/(decrease) in other liabilities                                 33               (77)               97
                                                                                       -------           -------           -------
            Net cash (used in)/provided by operating activities                          (739)             2,539            3,338
                                                                                       -------           -------           -------
            Cash flows from investing activities:
              Acquisitions of property and equipment                                   (1,269)             (337)             (252)
              Proceeds on sale of equipment                                                19                 -                 -
              Patent costs and licenced technology                                       (393)             (323)             (571)
              Business acquired                                                             -                 -              (374)
                                                                                       -------           -------           -------
            Net cash used in investing activities                                       (1,643)             (660)           (1,197)
                                                                                       -------           -------           -------
            Cash flows from financing activities:
              Dividends paid                                                             (120)             (192)             (222)
              (Decrease)/increase in bank overdraft                                         -              (289)               85
              Notes payable proceeds/(repayment)                                           (6)              (13)               15
              Capital lease proceeds                                                      721                 -                 -
              Proceeds from issuance of preferred stock                                     -                 -             1,500
              Proceeds from issuance of common stock                                       47                69                35
                                                                                       -------           -------           -------
            Net cash provided by/(used in) financing activities                           642              (425)            1,413
                                                                                       -------           -------           -------



            Net (decrease)/increase in cash and cash equivalents                       (1,740)            1,454             3,554
            Cash and cash equivalents at beginning of year                              5,048             3,571                21
            Effect of exchange rate movement                                               29                23                (4)
                                                                                       -------           -------           -------
            Cash and cash equivalents at end of year                                    3,337             5,048             3,571
                                                                                       -------           -------           -------


            See accompanying notes to consolidated financial statements.

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ACQUISITION OF APLIN & BARRETT LIMITED AND CHANGE OF CONTROL

      Applied Microbiology, Inc. ('The Company') is a  New York corporation
      which  was incorporated on June 29, 1983.   The Company has developed
      non-toxic  proteins which destroy bacteria.   It markets its products by
      direct sale and through licenses or joint ventures with companies that have established positions in target markets.

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

      An additional 935,000 shares of the Company's common stock were reserved for issuance to the Burns Philp Group in July 1993 if A&B's fiscal 1993 budgeted revenues from certain products were realized. This condition was met, and provision made for the issuing of those shares. The shares were issued on July 2, 1993.

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

      Following the BP transactions, the Company continues as a publicly traded corporation with A&B as a wholly owned operating subsidiary. The acquisition of A&B by the Company and the issuance of common stock to the Burns Philp Group resulted in the Burns Philp Group
      obtaining  a  majority voting  interest in  the  Company.   Generally
      accepted  accounting  principles  require  that  the  company   whose
      stockholders retain the majority voting interest in a combined business be treated as the acquiror for accounting purposes. As a consequence, the BP transactions have been accounted for as a "reverse acquisition" for financial reporting purposes and A&B is deemed to have acquired, at the date of the BP transactions, a 65% interest in the Company. Despite the financial reporting requirement to account for the acquisition as a "reverse acquisition", the Company remains the continuing legal entity and registrant for Securities and Exchange Commission reporting purposes.

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




      In previous years, due to the "reverse acquisition", the reporting currency for the combined entity was the Great Britain pounds sterling (GBP). During the year ended June 30, 1995, management concluded that presentation of the financial statements in U.S.
      dollars was more meaningful to the Company's investor base and accordingly, the Company has adopted the U.S. dollar ($) as its reporting currency as of and for the year ended June 30, 1995. Accordingly, all prior year information has been restated in that currency.

      The Company has adopted A&B's  June 30 fiscal year which commences on

      July 1 and ends on June 30. Pursuant to the change in fiscal year, the Company filed a transitional period 10K report for the eight month period up to August 31, 1992.

      The financial statements for the years ended June 30, 1995 and 1994 include the results of both Applied Microbiology, Inc. and Aplin & Barrett Limited for the full year. Those for the year ended June 30, 1993 include Applied Microbiology, Inc. results for the 10 months then ended, and Aplin & Barrett Limited results for the full year.

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


2.    SIGNIFICANT ACCOUNTING POLICIES

      Significant accounting policies followed by the Company are in accordance with generally accepted accounting principles and are as follows:

      a)    Consolidation

            The consolidated financial statements include the results of operations and financial position of the Company and its wholly owned subsidiary, A&B, after elimination of material inter-company accounts and transactions. The acquisition of A&B on August 31, 1992 has been accounted for by the purchase method, and specifically as a "reverse acquisition" as described in note 1 above.

      b)    Cash Equivalents

            The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents included in the accompanying financial statements include money market accounts.

      c)    Inventories

            Inventories are valued at the lower of cost (first-in, first-out, including attributable overhead expenditure) or market value, and consist of:

                                                     1995          1994
                                                     $000          $000

                   Raw materials                     144            96

                   Work in process                 1,262           611
                   Finished products               1,459           751
                                                  ------        ------
                                                   2,865         1,458
                                                  ------        ------

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


      d)    Property and Equipment

            Property and equipment are stated at cost. Depreciation is provided using the straight-line method to depreciate assets over their estimated useful lives. The estimated useful lives are as follows:

                    Buildings and building
                      improvements                -     50 years
                    Furniture and fixtures        -     20 years
                    Machinery and equipment       -     5 or 10 years
                    Office equipment              -     3, 5 or 6 years
                    Motor vehicles                -     5 years
                    Leased assets                 -     3 or 5 years

      e)    Patent Costs and Licensed Technology

            Patent costs and licensed technology have been capitalized and are being amortized on a straight-line basis over periods ranging from nine months to fifteen years.

      f)    Research and Development

            Research and development costs are expensed as incurred.

      g)    Net Earnings/(Loss) Per Share

            Earnings per share for the years ended June 30, 1995 and June 30, 1994 are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

            Common stock equivalents are not included in the computation of average shares outstanding for 1993 because the effect of such inclusion would be to increase earnings per share.



                                                   1995                1994                1993
                                             (No. of shares)     (No. of shares)     (No. of shares)
            Average shares outstanding          18,168,187          18,032,102          14,384,525
            Net effect of dilutive
              stock options                         33,375             755,218                   -
                                                ----------          ----------          ----------
            Total average shares                18,201,562          18,787,320          14,384,525
                                                ----------          ----------          ----------
                                                    $000                $000                $000
                                                ----------          ----------          ----------
            Net income/(loss)                        283               1,756             (19,423)
            Preferred stock dividend                (128)               (127)               (313)
            Net income/(loss) attributable
              to common stockholders                 155               1,629             (19,736)
                                                ----------          ----------          ----------
            Net earnings/(loss) per share
              of common stock                        $0.01               $0.09              ($1.37)

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


      h)    Foreign Currencies

            Transactions in currencies other than the local currency are recorded at the rate at the date of the transaction. Balances denominated in currencies other than the local currency are translated at the exchange rate at the balance sheet date.

            Assets and liabilities of the Company's foreign subsidiary are generally translated at current rates, and related translation adjustments are reported as a component of stockholders' equity. Statement of operations accounts are translated at the average rates of exchange reported during the year. Stockholders' equity amounts are translated at historical rates, and variances from the balance sheet rate are recorded as a currency translation adjustment.

      i)    Taxation

            The Company accounts for deferred taxes using the liability method.

      j)    Reclassifications

            Certain reclassifications have been made to the prior year's financial statements to conform with the current year's presentation.

3.    PROPERTY AND EQUIPMENT

                                                              1995          1994
                                                              $000          $000
                  Cost: Land                                    113           120
                        Buildings and building
                          improvements                        1,198         1,058
                        Plant and other assets                5,321         5,149
                        Leased assets:
                           Furniture and fixtures               179             -
                           Office equipment                      84             -
                           Machinery and equipment              647             -
                                                           ---------     ---------

                                                              7,542         6,327
                  Accumulated depreciation and
                    amortization                             (4,096)       (3,782)
                                                           ---------     ---------

                  Net book value                              3,446         2,545
                                                           ---------     ---------
                                                           ---------     ---------

4.    CAPITAL LEASES

      On June 30, 1995, the Company entered into an agreement to lease certain lab and office equipment. The terms of the lease met the criteria for capitalization under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Accordingly the lease has been classified as a capital lease in the accompanying financial statements. The lease agreement contains a purchase option whereby at the expiration of the lease the Company may purchase the leased assets at the estimated fair market value. As the agreement was exectuted on the last day of the fiscal year, no amortization expense on the leased assets is included in the accompanying financial statements. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments.


                  Year ending June 30:                                       $ 000
                        1996                                                  241
                        1997                                                  241
                        1998                                                  241

                        1999                                                  210
                        2000                                                  210
                                                                       -----------

                        Total minimum lease payments                        1,143
                        Less amount representing interest                    (233)
                                                                       -----------

                        Present value of net minimum lease payments           910
                                                                       -----------
                                                                       -----------

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


4.    CAPITAL LEASES continued

      The obligation is secured by the leased assets and is guaranteed by the Burns Philp Group.

      This obligation is reflected in the balance sheet at June 30, 1995 as
      current  and  non-current  obligations  of  $143,000   and  $767,000,
      respectively.

5.    NOTES PAYABLE

      In  connection  with  the  purchase  of an  automobile,  the  Company
      borrowed  approximately $25,000 in  December of 1992.   This  loan bears
      interest at a rate of 8.0% per annum and matures on December 6, 1996. The loan is secured by the automobile and as of June 30, 1995 and 1994, the outstanding balance of the loan was approximately $9,000 and $15,000, respectively.

6.    BANK LINE OF CREDIT

      The Company maintains a line of credit for working capital purposes in the U.K. of GBP 300,000 (at June 30, 1995 rate = $478,000) and pays interest on outstanding balances at the rate of 1% over Barclays Bank
      plc base rate.   The arrangement expires in October 1995  and is
      reviewed for renewal on an annual basis. The facility was not being used at June 30, 1995. This line of credit includes an annual fee of approximately $986.


7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The following items are included in accounts payable and accrued expenses:


                                                       1995          1994
                                                       $000          $000
                                                   --------      --------
                Accounts payable                        837           451
                Accrued expenses                        469           293
                                                   --------      --------

                                                      1,306           744
                                                   --------      --------

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.    PREFERRED STOCK

      The Company is authorized to issue up to 5,000,000 shares of preferred stock, with a $0.01 par value, in one or more series and to fix the powers, designations, preferences and rights of each series. The outstanding issue of 1,500 shares of non-voting, non-convertible preferred stock at June 30, 1995 and 1994 is entitled to cumulative annual dividends at the prime rate of Citibank N.A. in effect from time to time payable in quarterly installments commencing January 1,
      1993.   These shares  are mandatorily redeemable at  $1,000 per share plus accrued dividends on consummation by the Company of a public offering of its securities for cash on Form S-1 or an equivalent
      form.    Dividends payable  on  this  stock  at June  30,  1995  were approximately $34,000, which were paid in July.

      The Company's previous issue of 1,145 shares of non-voting preferred stock which was outstanding at June 30, 1993 was converted to common stock during the year ended June 30, 1994 (see note 9 below).

9.    CAPITAL STOCK

      The Company had issued 1,145 shares of non-voting preferred stock entitled to cumulative dividends at the rate of $120 per share payable in semi-annual installments commencing July 1, 1992. The preferred stock was converted by all of the preferred stockholders in September 1993 to common stock. Each share of preferred stock which had a value of $1,000 was converted in accordance with the terms of the preferred stock offering at a conversion price of $3.50 per share of common stock into
      285.7 shares of common stock.

      The Company had outstanding warrants for the purchase of its common stock as follows:

                                           Number of  Exercise price
                                            warrants     per share
                                            --------     ---------

      Balance at July 1, 1992             1,473,136      $1.25-$6.00
      Cancelled                             (99,768)     $4.625
                                         ----------

      Balance at June 30, 1993            1,373,368      $1.25-$6.00
      Issued                                 50,000      $4.625
      Expired                               (20,000)     $1.25
      Exercised                             (25,000)     $1.25
                                         ----------

      Balance at June 30, 1994            1,378,368      $1.25-$6.00
      Exercised                              (3,000)     $1.25
                                         ----------

      Balance at June 30, 1995            1,375,368      $1.25-$6.00
                                         ----------

      At June 30, 1995, 1,524,025 shares were issuable upon exercise of the above warrants. All such warrants were available to be exercised immediately. The warrants expire between 1995 and 2003. Certain of the warrants include anti-dilution clauses.

      On April 10, 1986, the Company adopted a Nonqualified Stock Option Plan whereby options to purchase 250,000 shares of the Company's common stock may be granted to consultants and Business Advisory Board and Scientific Advisory Board members.

      The Company adopted three Incentive Stock Option Plans ('Incentive Plans') whereby options to purchase an aggregate of 2,250,000 shares of the Company's common stock may be granted to officers, directors, employees, consultants and others who render services to the Company. The exercise price per share for the options granted under the Incentive Plans may not be less than the fair value of the Company's common stock on the date of grant. The options expire between 1995 and 2004.

      A summary of stock option activity related to the Company's stock option plans is as follows:


                                           Number of  Exercise price
                                             options      per share
                                             -------      ---------
      Balance at July 1, 1992             1,353,250     $1.25-$4.875
      Cancelled                            (190,000)    Market price
                                         ----------

      Balance at June 30, 1993            1,163,250     $1.25-$4.875
      Issued                                 64,000     $4.00-$6.00
      Expired                              (217,500)    $1.25-$4.875
      Exercised                             (30,000)    $1.25
                                         ----------

      Balance at June 30, 1994              979,750     $1.25-$6.00
      Issued                                560,000     $3.00-$3.625

      Exercised                             (18,000)    $1.25-$2.56
                                         ----------

      Balance at June 30, 1995            1,521,750     $1.25-$6.00
                                         ----------

      Each of these options is entitled to one share of common stock.

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


10.   SEGMENT REPORTING


      a)    Significant customers

            There were no significant unaffiliated customers comprising over 10% of sales during the years 1995, 1994 and 1993. Sales to affiliated companies represented 19%, 26%, and 28% of consolidated sales in 1995, 1994, and 1993.


      b)    Information   about  the  Company's   Operations  in  Different
            Geographic Areas


            Year ended June 30, 1995

                                                United         United       Adjustments      Consolidated
                                                States        Kingdom      & Eliminations
                                                 $000            $000          $000              $000
                                                -----         ------           ------           ------
            Sales to unaffiliated customers         6          9,141                -            9,147
            Transfer between geographic areas   3,635              -           (3,635)               -
            Sales to affiliated customers           -          2,117                -            2,117
                                                -----         ------           ------           ------

   Total revenue                                3,641         11,258           (3,635)          11,264
                                                -----         ------           ------           ------

            Operating profit                      (88)           908                -              820
                                                -----         ------           ------           ------

            Identifiable assets                 6,673          9,207           (2,092)          13,788

            Year ended June 30, 1994

            Sales to unaffiliated customers        52          7,080                -            7,132

            Transfer between geographic areas   4,022            (42)          (3,980)               -
            Sales to affiliated customers           -          2,482                -            2,482
                                                -----         ------           ------           ------

            Total revenue                       4,074          9,520           (3,980)           9,614
                                                -----         ------           ------           ------

            Operating profit                    1,779             19               17            1,815
                                                -----         ------           ------           ------
            Identifiable assets                 6,147          6,627             (966)          11,808

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




10.   SEGMENT REPORTING continued


      b)    Information  about   the  Company's  Operations   in  Different
            Geographic Areas continued


                        Year ended June 30, 1993

                                            United         United       Adjustments      Consolidated
                                           States          Kingdom    & Eliminations
                                            $000            $000           $000              $000
                                            -----         ------           ------           ------
      Sales to unaffiliated customers         375          8,271                -            8,646
      Transfer between geographic areas     3,890            184           (4,074)               -
      Sales to affiliated customers             -          3,437                -            3,437
                                            -----         ------           ------           ------

      Total revenue                         4,265         11,892           (4,074)          12,083
                                            -----         ------           ------           ------

      Operating profit                      2,508            851          (22,379)         (19,020)
                                            -----         ------           ------           ------
      Identifiable assets                   4,419          6,322              (17)          10,724


      Transfers between  geographic areas are accounted  for as arms- length
      transactions.   Operating  profit is total  revenue less operating
      expenses.  Identifiable assets are those assets which are identifiable with the operations in each geographic area.

      Of the U.S. sales to unaffiliated customers there were no export sales.

      Sales of the U.K. operation to unaffiliated customers by geographical area were as follows:-

                                                      1995             1994             1993
                                                      $000             $000             $000
                                                  --------         --------         --------
      North America                                    585              685                -
      Europe                                         4,816            3,531            5,798
      South America                                  1,983            1,497            1,475
      Other                                          1,757            1,367              998
                                                  --------         --------         --------

                                                     9,141            7,080            8,271
                                                  --------         --------         --------

      c)    Industry

      The Company's business and that of A&B have been in a single industry segment - the research, development, production and marketing of antimicrobial proteins and dairy ingredients for various applications.

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


11.   RELATED PARTY TRANSACTIONS

      a)    Transactions with affiliated companies were as follows:

                                           1995        1994        1993
                                           $000        $000        $000
                                           ----        ----        ----
            Sales to subsidiaries of
              common parent:
            Mauri Laboratories Pty. Ltd   2,117       2,107       3,366
            Burns Philp Food Inc.             -         375          71

            Purchases from subsidiary
              of common parent:

            Mauri Laboratories Pty. Ltd     832         528         383

            Income from manufacturing
              on behalf of associate
              of parent:
            Imperial Biotechnology Ltd
              (formerly IBT Products Ltd)    77           -           -

            Income from manufacturing on
              behalf of subsidiary of
              common parent:
            Burns Philp R&D Ltd (formerly
            Imperial Biotechnology Ltd)       -          36          74

            Management fees received from
              subsidiaries of common parent:
            Burns Philp (U.K.) Plc           75          67          66
            Burns Philp R&D Ltd (formerly
            Imperial Biotechnology Ltd)       -          28          28

            Loan interest received from
              subsidiaries of common parent:
            Burns Philp Inc.                 63          48           -
            Burns Philp (U.K.) Plc            -          16          34


            From  time to  time  the Company  advances money  to affiliated
            companies.   Interest receivable on  these advances is as shown
            above.

            In addition, the Company periodically incurs expenditures on behalf of affiliated companies for which it is reimbursed and reimburses affiliates for expenditures incurred on its behalf.

            The Company paid an affiliate $20,000 during fiscal year 1995 for rent of office space and facilities (1994 $38,000; 1993 $27,000).

            Other related party transactions are described in note 1 above.

      b)    Amounts due from/(to) affiliated companies were as follows:

                                                        1995        1994
                                                        $000        $000
                                                        ----        ----
            Subsidiaries of common parent:
            Burns Philp (U.K.) Plc                      (10)          6
            Burns Philp Inc.                              -        (140)

            Mauri Laboratories Pty. Ltd                 446         (71)
            Burns Philp R&D Ltd (formerly
            Imperial Biotechnology Ltd)                   -         (20)
            Burns Philp Food Inc.                         -          (3)
                                                        ----        ----

                                                        436        (228)
                                                        ----        ----
            Disclosed as:
            Due from affiliated companies               627           6
            Due to affiliated companies                (191)       (234)
                                                        ----        ----
                                                        436        (228)
                                                        ----        ----

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.   OTHER EXPENSES

      In September 1994, the Company terminated a lease.   In February 1995
      the Company settled a dispute arising from this termination, and an amount of $232,000 was included in the Statement of Operations.

      In  addition to the above, the Company had incurred professional fees
      relating  to  its  proposed  relocation.   A  portion  of these fees were
      considered irrecoverable, and $59,000 was included in the Statement of Operations.

      During  the  year ended  June  30, 1995,  the Company  terminated the
      employment of  a senior executive based  in the U.K.   Costs of  this
      termination, $89,000, were included in the Statement of Operations.

13.   INCOME TAXES

      The income tax expense consists of:

                                         1995         1994        1993
                                         $000          $000        $000
                                         ----          ----        ----
      Current                             335           201         419
      Deferred                            (81)          (16)          4
                                         ----          ----        ----

                                          254           185         423

      The   taxing   authorities   in   the   U.K.  have   questioned   the
      appropriateness of certain income tax deductions taken by A&B for the fiscal years ended June 30, 1994 and June 30, 1993 relative to payments made by A&B to the Company. The deductions aggregate GBP 2,683,000 (approximately $4,278,000) for fiscal 1994 and GBP 2,601,000
      (approximately $4,147,000) for fiscal 1993. In 1995 the deductions aggregate GBP 2,302,000 (approximately $3,633,000). A&B believes that these deductions are appropriate. If the taxing authorities ultimately deny these deductions, A&B, based on advice of outside counsel, believes that it is more likely than not that its position will be upheld upon appeal. The tax effect of the potential disallowance of these deductions has not been reflected in the accompanying consolidated financial statements.

      Income tax expense attributed to pre-tax income differed from the amounts computed by applying the U.S. federal statutory tax rate to pre-tax income as a result of the following:

                                         1995         1994        1993
                                         $000         $000        $000
                                         ----         ----        ----
      Computed 'expected' tax
        expense                           188           679      (6,650)
      Increase/(reduction) in
        income taxes resulting from:

        Change in the beginning-of-
        the-year balance of the
        valuation allowance for
        deferred tax assets allocated
        to income tax expense              86          (652)       (884)
        Non-deductibility of write-off
        of purchased research and
        development                         -             -       7,876
        Lower tax rate on foreign
        earnings                          (16)           (1)        (19)
        State and local taxes               -           140          95
        Other items                        (4)           19           5
                                      -------       -------     -------

                                          254           185         423

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




13.   INCOME TAXES Continued

      The   tax  effects  of  temporary   differences  that  give  rise  to
      significant portions of deferred tax assets and liabilities are as follows:

                                                        1995        1994
                                                        $000        $000
                                                        ----        ----
      Deferred tax asset
      Net operating loss carryforwards                 2,118       2,032
      Less valuation allowance                        (2,118)     (2,032)
                                                     -------     -------

                                                           -           -
                                                     -------     -------
      Deferred tax liability
      Plant and equipment differences between
      depreciation and capital allowances               (230)       (287)
      Pension costs deductible as paid                  (136)       (150)
      Other                                               (1)          5
                                                     -------     -------
                                                        (367)       (432)
                                                     -------     -------
      Net deferred tax liability                        (367)       (432)

      At June 30, 1995, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $6,050,000 which are available to offset future United States federal taxable income, if any, through 2010.

      Pretax income of the Company and its source for the years ended June 30, 1995, 1994 and 1993 is as follows:

      YEAR       TOTAL         FOREIGN          DOMESTIC
      ----       -----         -------          --------
      1993     (19,000)          995            (19,995)
      1994       1,941            61              1,880
      1995         537           783               (246)

14.   COMMITMENTS AND CONTINGENT LIABILITIES

      In July 1991, the Company entered into an exclusive license agreement whereby the Company received a license, with the right to sublicense, the use of a deodorant formulation. In exchange, the Company has agreed to pay royalties (as defined). Through June 30, 1995, the Company has not earned any revenue from these licenses.

      The Company has entered into various research and license agreements with certain universities to supplement the Company's research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon a percentage of product sales.

      The Company has consulting agreements with several of its Scientific Advisory Board members and other consultants. These agreements generally are for a term of one year and are terminable at the Company's option.

      Under operating leases, the Company and A & B lease certain office and laboratory space in the U.S. and the U.K. These leases expire in the years 2002 and 2013. Payments under these leases were approximately $54,000 in 1995, $49,000 in 1994 and $46,000 in 1993. Future
      noncancellable minimum payments  under these leases are as follows:

                                    Year          $000


                                    1996           433
                                    1997           433
                                    1998           433
                                    1999           433
                                    2000           433
                                    Thereafter    1462
                                                ------
                                    Total         3627
                                                ------

                             APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


15.   SUPPLEMENTAL CASH FLOW INFORMATION


                                         1995        1994        1993
                                         $000        $000        $000
                                         ----        ----        ----
                  Interest paid             2           3           6
                                         ----        ----        ----
                                         ----        ----        ----

                  Taxes paid              103         373          29
                                         ----        ----        ----
                                         ----        ----        ----

16.   PENSION BENEFITS


      i) The Company participates in a defined benefit pension plan of Burns Philp Inc., an affiliated company, and the plan is called the 'Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees'. This plan provides retirement benefits based upon years of service, or a combination of employee compensation and years of service.

            Contributions payable to the plan were approximately $28,000 in 1995 and $11,000 in 1994. There were no contributions to the plan in prior years.


      ii) A&B participates in a defined benefit pension plan of Burns Philp (U.K.) plc, an affiliated company called 'The Burns Philp
            (U.K.) plc Pension Plan'.   The plan provides a  pension of one
            sixtieth of final pensionable earnings for each year of service at
            a normal  retirement age  of 65.   Pensionable  earnings is basic
            salary less the basic U.K. state pension. On death in service, a lump sum benefit of three times basic salary is paid. In addition, on death at any time, a spouse's pension of one-half of the pension (or prospective pension) becomes payable. There is a special category of membership, which is closed to new entrants, which provides a cash sum based on final salary and length of service at retirement.


            Employee Groups covered

            Permanent U.K. employees who have completed six months service.

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

            Types of assets held

            The investments comprise Managed Fund Units, and since October 1 1991, have been managed by Pensions Management (SWF) Limited.

                     APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


16.   PENSION BENEFITS Continued

            The funding status of the Burns Philp (U.K.) plc Pension Plan as of June 30, 1995 and 1994 is as follows:

                                                        1995        1994
                                                        $000        $000
                                                        ----        ----
            Actuarial present value of benefit
              obligations:
            Vested benefit obligation                (3,200)     (3,184)
                                                   --------    --------

            Accumulated benefit obligation           (3,490)     (3,472)
                                                   --------    --------

            Projected benefit obligation for service
              rendered to date                       (4,152)     (4,131)
            Plan assets at fair value                 4,285       3,639
                                                   --------    --------

            Plan assets in excess of/(less than)
              projected benefit obligation              133        (492)
            Unrecognized net loss                       616       1,289

            Unrecognized net transition asset          (338)       (350)
                                                   --------    --------

            Prepaid cost                                411         447
                                                   --------    --------
                                                   --------    --------


            Of the above prepaid costs of $411,000 at June 30, 1995, $395,000 (1994 $384,000) relates to A&B as determined by actuarial valuation, and is therefore included in the accounts of the Company.

            On termination of the plan these monies would be returned to the contributing companies.

            Net pension cost for 1995, 1994, and 1993 included the following components:

                                           1995        1994        1993
                                           $000        $000        $000
                                           ----        ----        ----
            Service costs - benefits
            earned during the period        183         118          77
            Interest cost on projected
            benefit obligation              262         192         147
            Actual return on plan assets   (292)       (222)       (178)
            Net amortization and deferral    39          15          (3)
                                         -------     -------     -------

            Net pension cost                192         103          43


            Assumptions used in accounting for the pension plan as at June 30 1995, 1994 and 1993 were:

                                            1995        1994        1993
                                              %           %           %

            Discount rate                      9           8           9
            Rates of increase in
              compensation levels              7           7           7
            Expected return on assets         10          10          10