Form 10-Q
period 1995-09-30
APPLIED MICROBIOLOGY INC
filed 1995-11-14
CIK 744962

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                                      10Q

For Quarter Ended:                                          September 30, 1995

Commission File Number 0-14983

                          APPLIED MICROBIOLOGY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



New York                                                            11-2653613
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation of organization)



771 Old Saw Mill River Road, Tarrytown, New York                         10591
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



                                (914) 347-5767
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        YES     X       NO
            -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, Par Value $.005        18,204,682 shares as of September 30, 1995
-----------------------------        ------------------------------------------

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                     INDEX



PART I  FINANCIAL INFORMATION                                            PAGE
------  ---------------------

Item 1  Financial Statements (Unaudited)


        Condensed consolidated balance sheets
                at September 30, 1995 and
                June 30, 1995                                            3 - 4


        Condensed consolidated statements of
                operations for the three months
                ended September 30, 1995 and
                September 30, 1994                                           5


        Condensed consolidated statement of
                changes in stockholders' equity
                for the three months ended
                September 30, 1995                                           6


        Condensed consolidated statements of
                cash flows for the three months
                ended September 30, 1995 and
                September 30, 1994                                           7


        Notes to Condensed consolidated financial
                statements                                                   8


Item 2  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                  10


PART II OTHER INFORMATION
------- -----------------

Item 5  Other Matters                                                       13



Item 6  Exhibits and Reports on Form 8K                                     13


SIGNATURES                                                                  14
----------

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        September 30    June 30
                                                            1995          1995
                                                         (Unaudited)     (Note)
                                                            $'000        $'000
                                                            -----        -----
ASSETS

Current assets:

Cash and cash equivalents                                    3,690       3,337
Trade accounts receivable less allowance for
 doubtful accounts of $14,000 at September and
 at June                                                     1,382       1,836
Inventories                                                  2,922       2,865
Prepayments and other current assets                           736         694
Due from affiliated companies                                  667         627
                                                            ______     _______

Total current assets

Property and equipment at cost less accumulated
 depreciation of $4,173,000 at September and
 $4,096,000 at June                                          3,586       3,446
Patent costs and licensed technology at cost
 less accumulated amortization of  $755,000 at
 September and $691,000 at June                                915         881


Other asset                                                     60         102
                                                            ______     _______

TOTAL ASSETS                                                13,958      13,788
                                                            ______     _______




See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                        September 30    June 30
                                                            1995          1995
                                                         (Unaudited)     (Note)
                                                            $'000        $'000
                                                            -----        -----
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of note payable and lease obligation           149         149
Accounts payable and accrued expenses                          764       1,306
Due to affiliated companies                                  2,086         191
Other liabilities                                               99          89
Dividends payable                                               33          34
Taxes payable                                                  260         257
                                                          ________    ________

Total current liabilities                                    3,391       2,026
Note payable and lease obligation                              728         770
Deferred taxes payable                                         363         367
                                                          ________    ________

TOTAL LIABILITIES                                            4,482       3,163
                                                          ________    ________
REDEEMABLE PREFERRED STOCK

$0.01 par value.  Issued and outstanding
  1,500 shares at September and June,
  (aggregate involuntary liquidation value
  $1,500,000)                                                1,500       1,500
                                                          ________    ________
STOCKHOLDERS' EQUITY

Common stock, $0.005 par value,
  authorized 25,000,000 shares.
  Issued and outstanding 18,204,682
  at September and 18,176,858 at June                           91          91
Additional paid-in capital                                  39,572      39,500
Accumulated deficit                                        (31,087)    (29,958)
Currency translation adjustment                               (600)       (508)
                                                          ________    ________

TOTAL STOCKHOLDERS' EQUITY                                   7,976       9,125
                                                          ________    ________

TOTAL LIABILITIES, REDEEMABLE PREFERRED

STOCK AND STOCKHOLDERS' EQUITY                              13,958      13,788
                                                          ========    ========


See notes to condensed consolidated financial statements

Note: The Balance Sheet as of June 30, 1995 has been derived from the audited consolidated financial statements at that date.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Three Months Ended
                                                                September 30
                                                            1995          1994
                                                            $'000        $'000
                                                            -----        -----

Net Sales                                                    2,201       2,608
Other Operating Revenues                                        50          69
                                                           _______     _______

TOTAL REVENUES                                               2,251       2,677
Cost of Sales                                               (1,149)       (785)
                                                           _______     _______

GROSS PROFIT                                                 1,102       1,892

Selling, General & Administrative Expenses                  (1,523)     (1,026)
Research Costs                                                (472)       (296)
Depreciation and Amortization                                 (186)       (150)
                                                           _______     _______

OPERATING(LOSS)/INCOME                                      (1,079)        420
Interest Income                                                 20          48
Interest Expense                                               (26)         (2)
                                                           _______     _______

(LOSS)/INCOME BEFORE TAX EXPENSE                            (1,085)        466
Tax Expense                                                    (11)        (35)
                                                           _______     _______

NET(LOSS)/INCOME                                            (1,096)        431
                                                           _______     _______


(LOSS)/EARNINGS PER SHARE                                   ($0.06)      $0.02


See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


                             Common     Additional   Accumulated      Currency
                              Stock      Paid In       Deficit       Translation
                                         Capital                      Adjustment
                              $'000       $'000         $'000            $'000
                              -----       -----         -----            -----

Balance at June 30, 1995        91        39,500      (29,958)            (508)
Common stock issued on
  exercise of options            -            18            -                -
Common stock issued to
  officer                        -            54            -                -
Net loss for the period          -             -       (1,096)               -
Redeemable preferred stock
  dividend provided              -             -          (33)               -
Arising on translation
  during the period              -             -            -              (92)
                          ________      ________     ________         ________

Balance at
 September 30, 1995             91        39,572      (31,087)            (600)
                          ========      ========     ========         ========


See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                            Three Months Ended
                                                                September 30
                                                            1995          1994
                                                            $'000        $'000
                                                            -----        -----
Cash flows from operating activities:
  Net (loss)/income                                         (1,096)        431
Adjustments to reconcile net (loss)/income
  to net cash used in operating activities:
        Depreciation and amortization                          186         150
        Other non-cash items                                    96           -
  Changes in assets and liabilities:
        Decrease in trade accounts receivable                  432          37

        Increase in inventories                                (88)       (106)
        Increase in other assets                               (50)        (60)
        Increase in amounts due from
          affiliated companies                                 (47)       (637)
        Increase in taxes payable                                7          35
        Decrease in accounts payable and
          accrued expenses                                    (530)       (151)
        Decrease in amounts due to affiliated
          companies                                           (114)       (184)
        Increase in other liabilities                           11          45
                                                             -----       -----
Net cash used in operating activities                       (1,193)       (440)
                                                             -----       -----

Cash flows from investing activities:
  Acquisitions of property and equipment                      (295)       (329)
  Patent costs                                                 (98)        (79)
                                                             -----       -----
Net cash used in investing activities                         (393)       (408)
                                                             -----       -----

Cash flows from financing activities:
  Dividends paid on redeemable preferred stock                 (34)        (28)
  Increase in short term borrowing from
    affiliate                                                2,000           -
  Note payable repayments                                       (2)         (3)
  Capital lease obligation repayments                          (40)          -
  Proceeds from issuance of common stock                        18          11
                                                             -----       -----
Net cash provided by/(used in) financing activities          1,942         (20)
                                                             -----       -----

Net increase/(decrease) in cash and cash equivalents           356        (868)
Cash and cash equivalents at beginning of period             3,337       5,048
Effect of exchange rate movement                                (3)          3
                                                             -----       -----
Cash and cash equivalents at end of period                   3,690       4,183
                                                             =====       =====
Supplementary disclosure of cash flow information:
  Interest paid                                                  2           1
  Tax paid                                                       4           2

See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1995



Note A  Basis of Presentation


        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) co nsidered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Note B  Inventories

        The components of inventory consist of the following:

                                      September 30    June 30
                                          1995         1995
                                         $'000        $'000
                                         -----        -----
        Raw materials                      137          144
        Work in progress                 1,219        1,262
        Finished products                1,566        1,459
                                      ________      _______

                                         2,922        2,865
                                      ________     ________

Note C  Redeemable Preferred Stock Dividends

        Dividends payable on Redeemable Preferred Stock as of September 30, 1995 are approximately $33,000.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1995



Note D  (Loss)/Earnings per share

        Earnings per share for the three months ended September 30, 1994 is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. No such common stock equivalents are included in the computation of average shares outstanding for the three months ended September 30, 1995 because the effect of such inclusion would be to increase earnings per share.


                                                          3 months ended
                                                           September 30
                                                       1995             1994
                                                  No. of Shares    No. of Shares
                                                  -------------    -------------

        Average shares outstanding                   18,181,495      18,158,141
        Net effect of dilutive stock options                  -         316,023
                                                    ___________     ___________

        Total average shares                         18,181,495      18,474,164
                                                    ___________     ___________


                                                         $'000          $'000
                                                         -----          -----

        Net (loss)/income                                (1,096)            431
        Preferred stock dividend                            (33)            (33)
                                                    ___________     ___________
        Net income attributable to common
          stockholders                                   (1,129)            398
                                                    ___________     ___________

        (Loss)/Earnings per share of common stock        ($0.06)          $0.02

Note E  Subsequent Event

        On October 20, 1995 the Company completed an $8.95 million private placement of Convertible Preferred Stock. After expenses, the Company netted $8.3 million. One third of the Preferred Stock is convertible into common stock on each of the following three dates: December 4, 1995, January 3, 1996, and January 18, 1996. The conversion rate is based on a number of factors, including, but not limited to, the date of conversion, the liquidation preference of the Preferred Stock, and the price of the Common St ock prior to the date of conversion. Any outstanding shares of Convertible Preferred Stock will automatically be converted into Common Stock on October 13, 1998. The Company has agreed to register the Common Stock issuable upon conversion. In connection with this private placement, the Company also issued a Warrant to purchase 136,381 shares of Common Stock at $6.30 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

At September 30, 1995 the Company had working capital of $6.0 million, including a cash balance of $3.7 million, compared to June 30, 1995 working capital of $7.3 million, including a cash balance of $3.3 million.


The Company had a cash outflow from operations in the three months to September 30, 1995 of $1.2 million, compared with an outflow of $0.4 million in the three months to September 30, 1994. The major component of this outflow in the first quarter was the net loss of $1.1 million recorded for the period (see Results of Operations below). In addition, Accounts Payable decreased by $0.5 million. These outflows were partly offset by a reduction in Accounts Receivable of $0.4 million.

In addition to the outflow from operations, cash was used for capital expenditures, patent costs, Redeemable Preferred Stock dividends, and payments in respect of lease obligations. The largest portion of the capital expenditures was incurred at the Company's U.K. manufacturing plant, to further upgrade the operations. Additional significant expenditures are expected, and it is anticipated that these will be financed primarily through an equipment lease.

A short-term loan received in September, 1995 from an affiliate of $2 million was repaid in October, 1995.

In October 1995, the Company received net proceeds of $8.3 million from a private placement of Convertible Preferred Stock. (See Note E in Notes to Condensed Consolidated Financial Statements). The results of this transaction are not included in the financial statements for the first quarter ended September 30, 1995.

Results of Operations
---------------------

Sales
-----

Sales in the quarter decreased from the corresponding period in 1994 by 16%, to $2.2 million.

The percentage of sales included in the total by product is:-

                                                % of sales in quarter   % change
                                                      1995    1994      95 vs 94
                                                      ----    ----      --------

        Nisaplin (food preservative)                  64.0    78.3        (30.7)
        Ambicin (animal hygiene product)               6.4     1.4        241.5
        Direct-Set (dairy starter cultures)           21.3     8.4        111.3
        Agency                                         2.9     8.8        (71.7)
        Other                                          5.4     3.1         38.5
                                                    ______  ______      _______

                                                     100.0   100.0        (15.6)
                                                    ______  ______      _______

The decrease in the sales of Nisaplin is a result of a reduction in inventory by one of the Company's distributors. However, Nisaplin sales by this distributor to its customers increased 14% in the first quarter compared to sales during last year's first quarter. If this distributor had placed the same order this past quarter as it did in the first quarter of 1994, the Company's total sales for the quarter would have increased by 6%, compared to the same period last year.

Ambicin sales growth is a result of a change in sales policy, with the Company's U.S. distributor now being invoiced upon shipment instead of on a consignment basis.

The growth in Direct-Set sales is attributable to a continued increase in the Company's existing markets in the U.K. and Ireland, and the addition of sales in the U.S., where the Company commenced marketing on July 1, 1995.

Cost of Sales
-------------

Cost of sales as a percentage of revenues was 51%, compared with 29% in 1994. This reduction is mainly due to the higher proportion of lower margin products (dairy starter cultures) included in sales. Also, a planned plant shut-down led to non-absorption of some fixed costs.

Research Costs
--------------

Research costs increased in the quarter by $0.2 million (59%) compared to the first quarter of 1994. The increase in cost is a function of the Company's increased commitment to its pharmaceuticals research projects.

Selling, General, and Administrative Expenses
---------------------------------------------

Selling, general, and administrative expenses increased in the quarter by $0.5 million (48%). This was due to the increased costs of corporate infrastructure, as well as development expenses necessary for the launch of the Company's two new products - Cardia Salt Alternative and Wipeout Dairy Wipes, both of which are expected to be launched in early 1996.

(Loss)/Income Before Tax Expenses
---------------------------------

The Company recorded a loss before tax expense of $1.1 million in the three months ended September 30, 1995, compared with income of $0.5 million in the three months ended September 30, 1994.

Tax Expense
-----------

The Company has a tax expense, despite having a loss before tax expense. The expense is a result of tax payable on the profits of its U.K. subsidiary.

The Company's Aplin & Barrett subsidiary continues to be in dispute with the U.K. tax authorities about the appropriateness of certain tax deductions claimed. If the tax authorities ultimately deny these deductions, A&B, based on the advice of outside counsel, believe it is more likely than not that its position will be upheld on appeal. The tax effect of these potential deductions has not been reflected in the accompanying condensed consolidated financial statements.

                          PART II - OTHER INFORMATION



ITEM 5 - OTHER MATTERS

On October 1, 1995, David Guttmann resigned as the Company's Chairman of the Board of Directors. Sheldon G. Gilgore, M.D., was elected Chairman of the Board of Directors, effective October 1, 1995.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K


No exhibits are filed with this report.

No reports were filed on Form 8-K during the three months ended September 30, 1995.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  APPLIED MICROBIOLOGY, INC.
                                                  --------------------------
                                                         Registrant






Date:  November 10, 1995                  By:   /s/ Fredric D. Price
     ------------------------                ----------------------------------

                                                        Fredric D. Price
                                             President, Chief Executive Officer,
                                             and Director (Principal Accounting
                                             and Financial Officer)