Form 10-Q/A
period 1995-09-30
APPLIED MICROBIOLOGY INC
filed 1995-11-22
CIK 744962

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



Date:  November 22, 1995                  By:       /s/ Fredric D. Price
     ------------------------                ----------------------------------
                                                      Fredric D. Price
                                             President, Chief Executive Officer,
                                             and Director (Principal Accounting
                                             and Financial Officer)

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                 EXHIBIT INDEX

                       Exhibit
                         No.           Description
                       -------   -----------------------

                         27      Financial Data Schedule