Form 10-Q
period 1995-12-31
APPLIED MICROBIOLOGY INC
filed 1996-02-06
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                      10-Q

For Quarter Ended:                                             December 31, 1995

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

        YES     X       NO
            -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005          18,348,227 shares as of December 31, 1995
-----------------------------          -----------------------------------------

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                     INDEX


PART I  FINANCIAL INFORMATION                                            PAGE

Item 1  Condensed Consolidated Financial
                Statements (Unaudited)


                Balance Sheets at December 31, 1995
                and June 30, 1995                                        3 - 4


                Statements of Operations for the three
                months ended December 31, 1995 and December
                31, 1994 and for the six months ended
                December 31, 1995
                and December 31, 1994                                        5


                Statement of Stockholders' Equity
                for the six months ended
                December 31, 1995                                            6


                Statements of Cash Flows for the six months
                ended December 31, 1995 and
                December 31, 1994                                            7


                Notes to Financial Statements                                8


Item 2  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                  10


PART II OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                    12


SIGNATURES                                                                  13

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31     June 30
                                                           1995           1995
                                                        (Unaudited)      (Note)
                                                           $'000         $'000
                                                           -----         -----
ASSETS

Current assets:

Cash and cash equivalents                                    8,548       3,337
Trade accounts receivable less allowance for
  doubtful accounts of $14,000 at December 31, 1995
  and at June 30, 1995                                       1,745       1,836
Inventories                                                  2,944       2,865
Prepayments and other current assets                         1,045         694
Due from affiliated companies                                  763         627
                                                            ------      ------
Total current assets                                        15,045       9,359

Property and equipment at cost less accumulated
  depreciation of $4,214,000 at December 31, 1995
  and $4,096,000 at June 30, 1995                            3,843       3,446
Patent costs and licensed technology at cost less
  accumulated amortization of $799,000 at December
  31, 1995 and $691,000 at June 30, 1995                     1,168         881

Other assets                                                    60         102
                                                            ------      ------
TOTAL ASSETS                                                20,116      13,788
                                                            ======      ======

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                        December 31     June 30
                                                           1995           1995
                                                        (Unaudited)      (Note)
                                                           $'000         $'000
                                                           -----         -----
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of note payable and lease obligation           227          149
Accounts payable and accrued expenses                          772        1,306
Due to affiliated companies                                    210          191
Other liabilities                                               89           89
Dividends payable                                              166           34
Taxes payable                                                  300          257
                                                           -------      -------
Total current liabilities                                    1,764        2,026
Note payable and lease obligation, less current portion      1,033          770
Deferred taxes payable                                         355          367
                                                           -------      -------
TOTAL LIABILITIES                                            3,152        3,163
                                                           -------      -------
REDEEMABLE PREFERRED STOCK
$0.01 par value.  Issued and outstanding
  1,500 shares at December  31, 1995 and
  June 30, 1995 (aggregate involuntary
  liquidation value $1,500,000)                              1,500        1,500
                                                           -------      -------
STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.01 par
  value, issued and outstanding 885
  shares at December 31, 1995 and nil at
  June 30, 1995                                                  *           --
Common stock, $0.005 par value,
  authorized 25,000,000 shares.
  Issued and outstanding 18,348,227
  at December 31, 1995 and 18,176,858
  at June 30, 1995                                              92           91
Additional paid-in capital                                  48,141       39,500
Accumulated deficit                                        (32,003)     (29,958)
Currency translation adjustment                               (766)        (508)
                                                           -------      -------
TOTAL STOCKHOLDERS' EQUITY                                  15,464        9,125
                                                           -------      -------
TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY                              20,116       13,788
                                                           =======      =======

*Value less than $500.00
Note: The Balance Sheet as of June 30, 1995 has been derived from the audited consolidated financial statements at that date.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                    Three Months Ended       Six Months Ended
                                       December 31              December 31
                                     1995        1994        1995        1994
                                     ----        ----        ----        ----
Net Sales                             3,042       2,451       5,243       5,059
Other Operating Revenues                 55          73         105         142
                                   --------    --------    --------    --------
TOTAL REVENUES                        3,097       2,524       5,348       5,201
Cost of Sales                        (1,341)       (833)     (2,490)     (1,618)
                                   --------    --------    --------    --------
GROSS PROFIT                          1,756       1,691       2,858       3,583
Selling, General & Administrative
  Expenses                           (1,733)     (1,130)     (3,256)     (2,156)
Research Costs                         (626)       (303)     (1,098)       (599)
Depreciation and Amortization          (172)       (158)       (358)       (308)
                                   --------    --------    --------    --------
OPERATING (LOSS)/INCOME                (775)        100      (1,854)        520
Interest Income                          98          28         118          76
Interest Expense                        (23)         (3)        (49)         (5)
                                   --------    --------    --------    --------
(LOSS)/INCOME BEFORE TAX EXPENSE       (700)        125      (1,785)        591
Tax Expense                             (48)       (163)        (59)       (198)
                                   --------    --------    --------    --------
NET (LOSS)/INCOME                      (748)        (38)     (1,844)        393
                                   ========    ========    ========    ========
(LOSS)/EARNINGS PER SHARE            ($0.05)         --      ($0.11)      $0.02

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1995
                                  (UNAUDITED)

                                Convertible    Common     Additional   Accumulated   Currency        Total       Common
                                 Preferred      Stock       Paid In      Deficit    Translation                  Shares
                                   Stock                    Capital                 Adjustment                 Outstanding
                                  $'000        $'000        $'000        $'000         $'000        $'000
                                  -----        -----        -----        -----         -----        -----      -----------
Balance at June 30, 1995             --           91       39,500       (29,958)        (508)       9,125       18,176,858
130,831 shares of common
  stock issued on exercise of
  options and warrants               --            1          374            --           --          375          130,831
15,326 shares of common
  stock issued to officer            --           --           54            --           --           54           15,326
895 shares of convertible
  preferred stock issued              *           --        8,213            --           --        8,213               --
10 shares of convertible
  preferred stock converted
  to 25,212 shares of common
  stock                             (*)            *           --            --           --            *           25,212
Net loss for the period              --           --           --        (1,844)          --       (1,844)              --
Redeemable preferred stock
  dividend                           --           --           --           (67)          --          (67)              --
Convertible preferred stock
  dividend                           --           --           --          (134)          --         (134)              --
Arising on translation during
  the period                         --           --           --            --         (258)        (258)              --
                                    ---          ---       ------       -------         ----       ------       ----------

Balance at December 31, 1995          *           92       48,141       (32,003)        (766)      16,996       18,348,227
                                    ---          ---       ------       -------         ----       ------       ----------

* Value less than $500.00

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Six Months Ended
                                                          December 31
                                                        1995      1994
                                                        $'000     $'000
                                                        -----     -----
Cash flows from operating activities:
  Net (loss)/income                                    (1,844)      393
Adjustments to reconcile net (loss)/income
  to net cash used in operating activities:
     Depreciation and amortization                        358       308
     Other non-cash items                                  96      --
  Changes in assets and liabilities:
     Decrease in trade accounts receivable                 41       116
     Increase in inventories                             (172)     (333)
     Increase in other assets                            (372)     (153)
     Increase in amounts due from
       affiliated companies                              (155)     (557)
     Increase in taxes payable                             54       169
     Decrease in accounts payable and
       accrued expenses                                  (513)     (156)
     Increase/(decrease) in amounts due to
       affiliated companies                                13      (200)
     Increase in other liabilities                          3        39
                                                       ------    ------
Net cash used in operating activities                  (2,491)     (374)
                                                       ------    ------
Cash flows from investing activities:
  Acquisitions of property and equipment                 (744)     (651)
  Patent costs and licensed technology                   (395)     (136)
                                                       ------    ------
Net cash used in investing activities                  (1,139)     (787)
                                                       ------    ------
Cash flows from financing activities:
  Dividends paid on redeemable preferred
    stock                                                 (69)      (60)
  Note payable proceeds                                    35      --
  Capital lease proceeds                                  389      --
  Note payable repayments                                  (4)       (6)
  Capital lease obligation repayments                     (79)     --
  Proceeds from issuance of convertible
    preferred stock                                     8,213      --
  Proceeds from issuance of common stock                  375        18
                                                       ------    ------
Net cash provided by/(used in) financing activities     8,860       (48)
                                                       ------    ------
Effect of exchange rate movement                          (19)       (2)

Net increase/(decrease) in cash and cash equivalents    5,219    (1,211)

Cash and cash equivalents at beginning of period        3,337     5,048
                                                       ------    ------
Cash and cash equivalents at end of period              8,548     3,837
                                                       ======    ======
Supplementary disclosure of cash flow information:
  Interest paid                                             4         4
  Tax paid                                                  4        27

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1995

Note A            Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Note B            Inventories

                  The components of inventory consist of the following:

                       December 31    June 30
                           1995         1995
                          $'000        $'000
                          -----        -----
Raw materials               140          144
Work in progress          1,977        1,262
Finished products           827        1,459
                          -----        -----
                          2,944        2,865
                          -----        -----


Note C Redeemable Preferred Stock Dividends payable as of December 31, 1995 are approximately $34,000 and Convertible Preferred Stock Dividends payable as of December 31, 1995 are approximately $132,000.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1995

Note D            Earnings per share


                  Earnings per share for the quarter ending September 30, 1994 is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. Earnings per share for the quarters ending December 31, 1994, and December 31, 1995 do not include the exercise of stock options and the conversion of the Convertible Preferred Stock because the effect of such inclusion would be to increase earnings per share.

                                                         3 months ended                  6 months ended
                                                           December 31                     December 31
                                                        1995          1994              1995          1994
                                                          No. of Shares                   No. of Shares
                                                          -------------                   -------------
                  Average shares outstanding         18,276,455    18,163,691        18,228,975    18,160,916
                  Net effect of dilutive stock
                    options                                  --            --                --       158,012
                                                     -----------   -----------       -----------   -----------

                  Total average shares               18,276,455    18,163,691        18,228,975    18,318,928
                                                     -----------   -----------       -----------   -----------


                                                          $'000         $'000             $'000         $'000
                                                          -----         -----             -----         -----
                  Net (loss)/income                        (748)          (38)           (1,844)          393
                  Preferred stock dividend                 (168)          (31)             (201)          (64)
                                                     -----------   -----------       -----------   -----------
                  Net (loss)/income attributable to
                    common stockholders                    (916)          (69)           (2,045)          329
                                                     ===========   ===========       ===========   ===========
                  (Loss)/earnings per share of
                    common stock                         ($0.05)           --            ($0.11)         $0.02

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales

Sales in the quarter increased from the corresponding period in 1994 by 24%, to $3.0 million and in the six months by 4% to $5.2 million. These increases were achieved despite the impact of a reduction in inventory by one of the Company's major distributors that significantly affected sales in the first quarter.

The percentage of sales included in the total by product is:

                                         % of sales in quarter   % change
                                          1995          1994     95 vs. 94
                                          ----          ----     ---------
Nisaplin (food preservative)               70.2         75.7        15.0
Ambicin (animal hygiene product)            4.6          5.0        13.0
Direct-Set (dairy starter cultures)        15.2          9.5        97.9
Other                                      10.0          9.8        26.7
                                           -----        -----        ----
Total                                     100.0        100.0        24.1
                                           -----        -----        ----

               % of sales in six months   % change
                  1995         1994      95 vs. 94
                  ----         ----      ---------
Nisaplin          67.7         76.9         (8.8)
Ambicin            5.3          3.1         77.6
Direct-Set        17.8          9.0        104.3
Other              9.2         11.0        (13.3)
                 -----        -----        -----
Total            100.0        100.0          3.6
                 -----        -----        -----

The decrease in Nisaplin sales in the six months is due to the inventory adjustment by the distributor mentioned above. If this distributor had placed the same orders this year as last, Nisaplin sales would have increased in the six months by approximately 7%. The growth in sales of Ambicin is a result of added resources to develop sales in the North American market. Increases in Direct-Set sales are due to a continued expansion in the Company's existing U.K. and Ireland markets, in addition to new sales opportunities in the U.S., where the Company commenced marketing efforts on July 1, 1995.

Cost of Sales

Cost of sales as a percentage of sales for the quarter was 44.1%, compared with 34.0% in 1994 and in the six months 47.5%, compared with 32.0% in 1994. These increases are largely due to the higher proportion of sales in lower margin dairy (Direct-Set) products.

Research Costs

Research costs increased in the quarter by $0.3 million (107%), and in the six month period by $0.5 million (83%) compared to the same periods last year. These increases are a result of the Company's expansion in spending in support of pharmaceutical research projects.

Selling, General, and Administrative Expenses ("S,G&A")

S,G&A expenses increased by $0.6 million (53%) for the three month period and $1.1 million (54%) for the first six months, ended December 31, 1995. These increases largely represented pre-launch investment spending necessary for the introduction of the Company's two new products: Wipe Out(TM) Dairy Wipes and Cardia(TM) Salt Alternative, which are expected to be launched in February and March, respectively.

(Loss)/Income Before Tax Expenses

The Company recorded a loss before tax expense of $0.7 million in the quarter ended December 31, 1995, compared with income of $0.1 million in the quarter ended December 31, 1994. In the six months ended December 31, 1995, the Company recorded a loss before tax expense of $1.8 million, compared with income of $0.6 million in the six months ended December 31, 1994. These losses are due to the aforementioned declines in Gross Profits, combined with planned increases in spending in Research and S,G&A.

Tax Expense

The Company had a tax expense in the quarter and in the six months despite having a loss before tax. This is a result of tax payable on the profits of its U.K. subsidiary.

The Company's subsidiary, Aplin & Barrett Ltd. ("A&B") continues to be in dispute with the U.K. tax authorities about the appropriateness of certain tax deductions claimed. A&B has obtained advice of outside counsel that the Company will most likely win the dispute. The tax effect of these potential deductions has not been reflected in the accompanying condensed consolidated financial statements.

Financial Condition

As of December 31, 1995 the Company had working capital of $13.3 million, including a cash balance of $8.5 million, compared to June 30, 1995 working capital of $7.3 million, including a cash balance of $3.3 million. The increase in working capital and cash balance is primarily the result of the private placement in October 1995 of $8.95 million of Convertible Preferred Stock, which netted the Company $8.2 million in cash. Augmenting this increase were warrant and option conversions of $0.4 million and lease financing of $0.4 million. Major components of cash outflows were the net loss of $1.8 million, added working capital requirements of $1.1 million and equipment costs and license fees of $1.1 million.

The Company plans to continue investment spending that is necessary for the launch of Wipe Out Dairy Wipes and Cardia Salt Alternative. As a result, the Company anticipates that it may report a loss for the current fiscal year.

                          PART II - OTHER INFORMATION

Item 6 - Exhibits and Report on Form 8-K

No exhibits are filed with this report.

No reports were filed on Form 8-K during the three months ended December 31, 1995.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APPLIED MICROBIOLOGY, INC.
                                   --------------------------
                                           Registrant

Date: February 1, 1996             By: /s/ Fredric D. Price
      ----------------                 ----------------------
                                   Fredric D. Price
                                   President and Chief Executive Officer