Form 10-Q
period 1996-03-31
APPLIED MICROBIOLOGY INC
filed 1996-05-15
CIK 744962

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                                      10Q

For Quarter Ended:                                                March 31, 1996

Commission File Number 0-14983

                          APPLIED MICROBIOLOGY, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


New York                                                              11-2653613
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation of organization)


771 Old Saw Mill River Road, Tarrytown, New York                           10591
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (914) 347-5767
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        YES     X       NO
            -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005            19,329,965 shares as of March 31, 1996
- -----------------------------            ---------------------------------------

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                     INDEX



PART I         FINANCIAL INFORMATION                                PAGE

Item 1         Condensed Consolidated Financial
                    Statements (Unaudited)


               Balance Sheets at March 31, 1996
                    and June 30, 1995                              3 - 4


               Statements of Operations for the three
                    months ended March 31, 1996
                    and March 31, 1995 and for the
                    nine months ended March 31, 1996
                    and March 31, 1995                                 5


               Statement of Stockholders' Equity
                    for the nine months ended
                    March 31, 1996                                     6


               Statements of Cash Flows for the nine months
                    ended March 31, 1996 and
                    March 31, 1995                                     7


               Notes to Financial Statements                           8


Item 2         Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                        10


PART II        OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8K                        12


SIGNATURES                                                            13

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 March 31    June 30
                                                   1996        1995
                                                (Unaudited)   (Note)
                                                   $'000      $'000
                                                   -----      -----
ASSETS

Current assets:

Cash and cash equivalents                          5,959      3,337
Trade accounts receivable less allowance for
  doubtful accounts of $14 thousand at March
  and at June                                      2,606      1,836
Inventories                                        3,655      2,865
Prepayments and other current assets               1,295        694
Due from affiliated companies                      1,611        627
                                                  ------     ------

Total current assets                              15,126      9,359

Property and equipment at cost less
  accumulated depreciation of $4,287 thousand
  at March and $4,096 thousand at June             3,811      3,446
Patent costs and licensed technology at cost
  less accumulated amortization of  $856
  thousand at March and $691 thousand at June      1,516        881

Other assets                                          80        102
                                                  ------     ------

TOTAL ASSETS                                      20,533     13,788
                                                  ======     ======

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                 March 31    June 30
                                                   1996        1995
                                                (Unaudited)   (Note)
                                                   $'000      $'000
                                                   -----      -----
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of note payable and lease
  obligation                                         226        149
Accounts payable and accrued expenses              1,803      1,306
Due to affiliated companies                          161        191
Other liabilities                                    154         89
Dividends payable                                    252         34
Taxes payable                                         32        257
                                                 -------    -------

Total current liabilities                          2,628      2,026
Note payable and lease obligation                    971        770
Deferred taxes payable                               350        367
                                                 -------    -------

TOTAL LIABILITIES                                  3,949      3,163
                                                 -------    -------
REDEEMABLE PREFERRED STOCK
$0.01 par value.  Issued and outstanding
  1,500 shares at March and June, (aggregate
  involuntary liquidation value $1,500,000)        1,500      1,500
                                                 -------    -------
STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.01 par
  value, issued and outstanding 630
  shares at March and nil at June                      *         --
Common stock, $0.005 par value,
  authorized 25,000,000 shares.
  Issued and outstanding 19,329,965
  at March and 18,176,858 at June                     97         91
Additional paid-in capital                        48,530     39,500
Accumulated deficit                              (32,650)   (29,958)
Currency translation adjustment                     (893)      (508)
                                                 -------    -------

TOTAL STOCKHOLDERS' EQUITY                        15,084      9,125
                                                 -------    -------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY                    20,533     13,788
                                                 =======    =======

*Value less than $500.00

 Note: The Balance Sheet as of June 30, 1995 has been derived from the audited consolidated financial statements at that date.

               APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                      Three Months Ended     Nine Months Ended
                                            March 31              March 31
                                        1996       1995        1996       1995
                                       $'000      $'000       $'000      $'000
                                       -----      -----       -----      -----

Net Sales                              3,760      3,310       9,003      8,369
Other Operating Revenues               1,157         75       1,262        217
                                      ------     ------      ------     ------

TOTAL REVENUES                         4,917      3,385      10,265      8,586

Cost of Sales                         (1,518)    (1,141)     (4,008)    (2,759)
                                      ------     ------      ------     ------

GROSS PROFIT                           3,399      2,244       6,257      5,827
Selling, General & Admin Expenses     (3,155)    (1,612)     (6,411)    (3,768)
Research Expenses                       (505)      (760)     (1,603)    (1,359)
Depreciation and Amortization           (184)      (173)       (542)      (481)
                                      ------     ------      ------     ------

OPERATING (LOSS)/INCOME                 (445)      (301)     (2,299)       219
Interest Income                           86         43         204        119
Interest Expense                         (30)        --         (79)        (5)
                                      ------     ------      ------     ------

(LOSS)/INCOME BEFORE TAX EXPENSE        (389)      (258)     (2,174)       333
Tax Expense                              (76)      (110)       (135)      (308)
                                      ------     ------      ------     ------

NET (LOSS)/INCOME                       (465)      (368)     (2,309)        25
                                      ------     ------      ------     ------

(LOSS)/EARNINGS PER SHARE             ($0.03)    ($0.02)     ($0.14)         *



*Less than $0.005

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                               Convertible  Common   Additional  Accumulated   Currency       Total      Common
                                Preferred    Stock    Paid In      Deficit    Translation                Shares
                                  Stock               Capital                  Adjustment              Outstanding
                                  $'000      $'000     $'000        $'000        $'000        $'000
                                  -----      -----     -----        -----        -----        -----    -----------
Balance at June 30, 1995             --         91    39,500       (29,958)      (508)         9,125    18,176,858
289,163 shares of common
  stock issued on exercise of
  options and warrants               --          2       705            --         --            707       289,163
15,326 shares of common
  stock issued to officer            --          *        54            --         --             54        15,326
895 shares of convertible
  preferred stock issued              *         --     8,213            --         --          8,213            --
265 shares of convertible
  preferred stock converted
  to 848,618 shares of common
  stock                              (*)         4        (4)           --         --             --       848,618
Net loss for the period               --        --        --        (2,309)        --         (2,309)           --
Redeemable preferred stock
  dividend                            --        --        --          (100)        --           (100)           --
Convertible preferred stock
  dividend                            --         *        62          (283)        --           (221)           --
Currency translation
   adjustments                        --        --        --            --        (385)         (385)           --
                                    ----      ----    ------      --------        ----        ------    ----------
Balance at March 31, 1996              *        97    48,530       (32,650)       (893)       15,084    19,329,965
                                    ----      ----    ------      --------        ----        ------    ----------

* Value less than $500.00

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Nine Months Ended
                                                             March 31
                                                         1996       1995
                                                        $'000      $'000
                                                        -----      -----
Cash flows from operating activities:
  Net (loss)/income                                    (2,309)        25
Adjustments to reconcile net (loss)/income
  to net cash used in operating activities:
  Depreciation and amortization                           542        481
  Other non-cash items                                     96         --
  Changes in assets and liabilities:
  Increase in trade accounts receivable                  (843)        (3)
  Increase in inventories                                (921)      (526)
  Increase in other assets                               (651)      (146)
  Increase in amounts due from
    affiliated companies                               (1,011)      (536)
  (Decrease)/increase in taxes payable                   (207)       214
  Increase/(decrease) in accounts payable
    and accrued expenses                                  524       (132)
  Decrease in amounts due to
    affiliated companies                                  (32)      (255)
  Increase in other liabilities                            69         21
                                                       ------     ------
Net cash used in operating activities                  (4,743)      (857)
                                                       ------     ------

Cash flows from investing activities:
  Acquisitions of property and equipment                 (880)      (999)
  Patent costs and licensed technology                   (800)      (255)
                                                       ------     ------
Net cash used in investing activities                  (1,680)    (1,254)
                                                       ------     ------

Cash flows from financing activities:
  Dividends paid on redeemable preferred
    stock                                                (102)       (87)
  Note payable proceeds                                    35         --
  Capital lease proceeds                                  389         --
  Note payable repayments                                  (8)        (7)
  Capital lease obligation repayments                    (138)        --
  Proceeds from issuance of convertible
    preferred stock                                     8,213         --
  Proceeds from issuance of common stock                  707         47
                                                       ------     ------
Net cash provided by/(used in) financing activities     9,096        (47)
                                                       ------     ------


Net increase/(decrease) in cash and cash equivalents    2,673     (2,158)
Cash and cash equivalents at beginning of period        3,337      5,048
Effect of exchange rate movement                          (51)        43
                                                       ------     ------
Cash and cash equivalents at end of period              5,959      2,933
                                                       ======     ======
Supplementary disclosure of cash flow information:
  Interest paid                                            79          5
  Tax paid                                                337         83



See notes to condensed consolidated financial statements.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1996



Note A    Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Note B    Inventories

          The components of inventory consist of the following:

                                                 March 31    June 30
                                                    1996       1995
                                                   $'000      $'000
                                                   -----      -----
          Raw materials                              145        144
          Work in progress                         2,122      1,262
          Finished products                        1,388      1,459
                                                   -----      -----

                                                   3,655      2,865
                                                   -----      -----

Note C Redeemable Preferred Stock dividends payable as of March 31, 1996 are approximately $33,000 and Convertible Preferred Stock Dividends payable as of March 31, 1996 are approximately $219,000.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1996





Note D    Earnings per share

          Earnings per share for the three months and the nine months ended March 30, 1995 and March 30, 1996 is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. No such common stock equivalents are included in the computation of average shares outstanding for the three months and nine months ended March 30, 1995 and March 30, 1996 because the effect of such inclusion would be to increase earnings per share.

                                  3 months ended            9 months ended
                                     March 31                  March 31
                                 1996         1995         1996         1995
                                   No. of Shares            No. of Shares
                                   -------------            -------------

Average shares outstanding    18,839,066   18,174,358   18,432,339   18,165,397
Net effect of dilutive stock
  options                             --           --           --           --
                              ----------   ----------   ----------   ----------

Total average shares          18,839,066   18,174,358   18,432,339   18,165,397
                              ----------   ----------   ----------   ----------



                                 $'000        $'000        $'000        $'000
                                 -----        -----        -----        -----
Net (loss)/income                   (465)        (368)      (2,309)          25
Preferred stock dividend            (182)         (32)        (383)         (96)
                              ----------   ----------   ----------   ----------
Net loss attributable to
common stockholders                 (647)        (400)      (2,692)         (71)
                              ----------   ----------   ----------   ----------

Loss per share of
  common stock                    ($0.03)      ($0.02)      ($0.14)          --





Note E    Convertible Preferred Stock Offering

          On October 20, 1995 the Company completed an $8.95 million private placement of Convertible Preferred Stock (895 shares). After expenses, the Company netted $8.2 million. The conversion rate is based on a number of factors, including, but not limited to, the date of conversion, the liquidation preference of the Preferred Stock, and the price of the Common Stock prior to the date of conversion. As of March 30, 1996, 265 shares of Convertible Preferred Stock had been converted into 848,618 shares of Common Stock. Any outstanding shares of Convertible Preferred Stock will automatically be converted into Common Stock on October 13, 1998. The Company has registered the Common Stock issuable upon conversion. In connection with this private placement, the Company also issued a Warrant to purchase 136,381 shares of Common Stock at $6.30 per share.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues

Net Sales in the quarter ended March 31, 1996 increased from the corresponding period in 1995 by 14%, to $3.8 million and in the nine months by 8% to $9.0 million. These increases are largely due to higher sales of Direct-Set (dairy starter cultures). Increases in Other Operating Revenues reflect a $1 million milestone payment due from Astra Merck, Inc. AMBI and Astra Merck, Inc. are collaborating on the development of a nisin-based antimicrobial compound which is being tested as a treatment for ulcer disease through the eradication of the bacterium Helicobacter pylori.

The percentage of sales included in the total by product is:


                                           % of sales in quarter   % change
                                                1996    1995       96 vs 95
                                                ----    ----       --------
       Nisaplin (food preservative)             79.0    81.7          9.8
       Ambicin (animal hygiene product)          1.5     6.9        (74.7)
       Direct-Set (dairy starter cultures)      13.5     7.3        109.9
       Other                                     6.0     4.1         68.4
                                               -----   -----        -----
                                               100.0   100.0         13.6
                                               -----   -----        -----


                                        % of sales in nine months  % change
                                                1996    1995       96 vs 95
                                                ----    ----       --------
       Nisaplin                                 72.4    78.8         (1.2)
       Ambicin                                   3.7     4.6        (14.5)
       Direct-Set                               16.0     8.3        106.3
       Other                                     7.9     8.3          4.2
                                               -----   -----        -----
                                               100.0   100.0          7.6
                                               -----   -----        -----

Despite the impact of a reduction in inventory by one of the Company's distributors that significantly affected sales of Nisaplin in the first quarter, sales have recovered and are now almost equal to levels attained through the first nine months of last year. Sales of Ambicin, which are down for the quarter and first nine months, reflect a change in ordering patterns from major customers, and are not expected to be down from last year s sales by fiscal year-end. Sales of Direct Set continue to benefit from increased efforts in the UK, Ireland and US markets.


Cost of Sales

Cost of sales as a percentage of sales for the quarter and the first nine months ended March 31, 1996 have increased over last year largely as a result of having a higher proportion of sales in the lower margin dairy (Direct-Set) products.

Selling, General, and Administrative Expenses ("S,G&A")

S,G&A expenses increased by $1.5 million for the three month period and $2.6 million for the nine months ended March 31, 1996. The increase largely represented pre-launch investment spending necessary for the introduction of the Company's new Cardia Salt Alternative product, which was launched April 1st.

Research Expenses

Research expenses declined by $0.3 million for the quarter (down 34%) but increased in the nine month period by $0.2 million (18%) compared to the same periods last year. The year-to-date increase is a result of the Company's continued efforts in support of pharmaceutical research projects.

(Loss)/Income Before Tax Expenses

The Company recorded a loss before tax expense of $0.4 million in the quarter ended March 31, 1996, compared with a loss of $0.3 million in the quarter ended March 31, 1995. In the nine months ended March 31, 1996, the Company recorded a loss before tax expense of $2.2 million, compared with income of $0.3 million in the nine months ended March 31, 1995. These losses are due to the aforementioned planned spending increases in S,G&A.

Tax Expense

The Company has a tax expense in the quarter and in the nine months ended March 31, 1996 despite having a loss before tax. This is a result of tax payable on the profits of its UK subsidiary.

Previously, it was reported that the Company's subsidiary, Aplin & Barrett Ltd. ("A&B") had been in dispute with the UK tax authorities about the appropriateness of certain tax deductions claimed. This dispute has now been resolved, with the authorities not disputing A&B s position.

Financial Condition

As of March 31, 1996 the Company had working capital of $12.5 million, including a cash balance of $6.0 million, compared to June 30, 1995 working capital of $7.3 million, including a cash balance of $3.3 million. The increase in working capital and cash balance is primarily the result of the private placement in October, 1995 of $8.95 million of Convertible Preferred Stock, which netted the Company $8.2 million in cash. Augmenting this increase in cash were warrant and option conversions of $0.7 million and lease financing of $0.4 million. Major components of cash outflows were the net loss of $2.3 million, added working capital requirements of $2.6 million, and equipment costs and license fees of $1.7 million.


The Company signed an agreement with Nippon Shoji Kaisha, Ltd. (NSK) of Osaka, Japan in March, 1996 in which NSK acquired the right to develop and market nisin in Japan and certain Asian countries for the treatment of hospital-acquired infections and infections of the colon. Under the agreement, NSK purchased $2 million of newly-issued common stock of AMBI at $6.34 per share, a 31% premium to the then existing price of the stock. In addition, NSK loaned $2 million to AMBI that, under certain circumstances can be repaid in AMBI common stock valued at market price at the time of repayment, and agreed to make research and milestone payments to AMBI. Upon commercialization, NSK will pay royalties to AMBI. AMBI issued to NSK warrants to purchase 315 thousand shares of AMBI common stock as part of this transaction.

Working capital and cash balances do not include the receipt of funds as a result of the drug development agreement with NSK totaling $4.5 million, (which in addition to the above stock and loan receipts included a $500 thousand research and development payment), and a $1 million milestone payment from Astra Merck, both of which were received in April, 1996.

Because the Company plans to continue investment spending necessary to support both the launch of Cardia Salt Alternative and pharmaceutical drug development programs, it is anticipated that the Company will report a loss for the current fiscal year.

                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Report on Form 8-K


No exhibits are filed with this report.


No reports were filed on Form 8-K during the three months ended March 31, 1996.

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





                                          APPLIED MICROBIOLOGY, INC.
                                          --------------------------
                                                  Registrant






Date: May 13, 1996                 By:  /s/ Fredric D. Price
                                        -------------------------------------
                                        Fredric D. Price
                                        President and Chief Executive Officer