Form 10-K405
period 1996-06-30
APPLIED MICROBIOLOGY INC
filed 1996-09-27
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 1996               Commission File Number 0-14983

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

                               Redeemable Warrants
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past ninety (90) days.   Yes X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $45,330,337 as of September 19, 1996.

     The number of shares outstanding of Registrant's Common Stock as of September 19, 1996: 20,613,833.

                             FORM 10-K REPORT INDEX

10-K Part
and Item No.                                                            Page No.
- --------------------------------------------------------------------------------
PART I

Item 1   Business .........................................................   3
Item 2   Properties .......................................................  10
Item 3   Legal Proceedings ................................................  10
Item 4   Submission of Matters to a Vote of Security Holders ..............  11

PART II

Item 5   Market Price of Registrant's Common Equity and Related
         Stockholder Matters ..............................................  12
Item 6   Selected Financial Data ..........................................  13
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................  14
Item 8   Financial Statements and Supplementary Data ......................  18
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .............................................  18

PART III

Item 10  Directors and Executive Officers of the Registrant ...............  19
Item 11  Executive Compensation ...........................................  23
Item 12  Security Ownership of Certain Beneficial Owners and Management ...  29
Item 13  Certain Relationships and Related Transactions ...................  31

PART IV

Item 14  Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K ..............................................  36

                                     PART I

Item 1. BUSINESS

The Company

     Applied Microbiology, Inc., (the "Company") is a New York corporation which was incorporated on June 29, 1983. The Company currently concentrates its business in three areas: Special Dietary Foods, Pharmaceuticals, and Food Ingredients. The Company engages in the following activities for these areas: research, development, manufacturing, and sales.

     On September 24, 1996, the Company signed a non-binding Letter of Intent to sell its nisin-based food preservative business to Burns Philp & Company Limited ("Burns Philp"), an affiliate of the Company. The Company retained exclusive rights to its nisin-based pharmaceutical and animal healthcare business.

Special Dietary Foods

     Special Dietary Foods are foods that supply particular dietary needs or that may aid in the dietary management of disease and are sometimes known as medical foods, functional foods, or nutraceuticals.

     In October, 1995, the Company acquired an exclusive license from a division of Orion Corporation ("Orion"), the largest pharmaceutical company in Finland, to sell Orion's patented salt alternative in the United States. The Company began selling the salt alternative in April 1996 under the trademark Cardia(TM) Salt Alternative in Florida and Pennsylvania. This product has significantly less sodium than regular salt and contains potassium and magnesium, essential minerals that may help in the dietary management of blood pressure. High blood pressure, or hypertension, affects approximately 50 million Americans.

     On March 5, 1996, the Company acquired an exclusive license to an issued US patent that covers a novel method of controlling food intake. Using this patented method, the Company intends to develop a calorie control food product for use by people who have been unable to comply with their physicians' recommendations to lose weight by modifying their normal diets. The Company licensed the patent from Steven R. Peikin, MD, Professor of Medicine and Head, Division of Gastroenterology and Liver Diseases at the Robert Wood Johnson Medical School, University of Medicine and Dentistry of New Jersey. Dr. Peikin is also a member of the Company's Scientific Advisory Board.

     The Company is evaluating other proprietary Special Dietary Food products in the areas of cardiovascular disease, diabetes, infectious disease, and gastrointestinal disorders.

     The Company intends to market Special Dietary Foods that are regulated by the 1994 Dietary Supplement Health and Education Act (DSHEA) and the Orphan Drug Act to physicians and to support the use of these products with data from clinical studies. In addition, the

Company intends to conduct its own clinical studies to further strengthen the clinical and scientific rationale for these products.

Pharmaceuticals

     Nisin

     The Company is developing the compound nisin, a member of the lanthocin class of peptides, in different proprietary formulations as a potential treatment for hospital-acquired infections, for infections of the colon, and for ulcer disease.

     During each phase of the drug development process, scientific and business evaluations of the cost, risk, and potential return on investment are undertaken on a product by product basis. There can be no assurance that the development programs will continue should there be a negative evaluation of the cost and risks of continuing to develop a particular product.

     The development of nisin as a therapeutic agent for these and other indications can be a long, difficult, and expensive process. Thus, there can be no assurance that a nisin-based drug product will be approved by the U.S. Food and Drug Administration ("FDA") or its regulatory equivalent in a foreign country. See "Governmental Regulation."

     Hospital-acquired infections

     The Company believes that nisin and its recombinant structural analogues may have potential for systemic use via intravenous administration for the treatment of severe hospital-acquired infections. These infections are caused by bacterial pathogens that resist treatment with all, or nearly all, currently available antibiotics and they are responsible for many deaths annually. The Company has established that nisin is highly active in laboratory studies against bacterial isolates of staphylococci, enterococci and pneumococci, including the multiple drug-resistant strains which are often the cause of such infections in hospitalized patients, and for which current antibiotics are increasingly becoming less effective.

     Infections of the colon

     Antibiotic-associated diarrhea and pseudomembranous colitis are infections of the colon that are caused by Clostridium difficile (C. difficile). These infections are often encountered by patients receiving antibiotic therapy and result in diarrhea and inflammation of the colon. C. difficile is usually treated with the drug vancomycin; however, this use of vancomycin correlates to a significant degree with the rise in vancomycin-resistant enterococci. The Company is investigating the feasibility of delivering nisin in an oral form directly to the colon using a proprietary delivery system. Subject to completing feasibility and safety studies, the Company expects to begin to clinical evaluations in humans in 1997.

     Ulcer disease

     Chronic gastritis and recurrent gastric and duodenal ulcer disease have been found to be associated with colonization of the gastric and duodenal mucosa by the gram negative bacterium Helicobacter pylori (H. pylori). The Company has determined that nisin can be formulated so as to efficiently kill H. pylori. Many of the characteristics of nisin are well-suited to this application, namely: nisin is effective against H. pylori in the laboratory; nisin is stable in the acid environment in the stomach; and nisin is not degraded by the digestive enzymes in the stomach. It is, however, degraded by the pancreatic enzymes found in the gastrointestinal tract beyond the stomach and, as a result, should not have the side effects associated with antibiotics. The Company is working on optimizing the delivery of nisin to the site of infection in the gastric mucosa using an animal model. Human trials began in April, 1996.

Pharmaceutical Partners

     In March 1994, the Company entered into an exclusive License and Supply Agreement with the Astra/Merck Group of Merck & Co., Inc. (now Astra Merck) to develop and market in the U.S. drug products based on nisin for the treatment of gastrointestinal disorders, including ulcers.

     In March 1996, the Company entered into an exclusive Agreement with Nippon Shoji Kaisha, Ltd. of Osaka, Japan, to develop and market in Japan, certain Asian countries, Australia and New Zealand drug products based on nisin for the treatment of hospital acquired infections and infections of the colon.

Food Ingredients

     Preservatives

     The Company manufactures Nisaplin, a food grade preparation of nisin, at its plant in Beaminster, Dorset, U.K., with processes it considers proprietary trade secrets. Nisaplin has been used in foods as a natural antimicrobial preservative for more than 20 years and is approved for use in over 40 countries worldwide. Applications include the prevention of food-borne illness resulting from spoilage of dairy and bakery products, dressings and sauces and canned foods. On September 24, 1996, the Company signed a non-binding Letter of Intent to sell its nisin-based food preservative business to Burns Philp. The Company retained exclusive rights to its nisin-based pharmaceutical and animal healthcare business.

     Dairy starter cultures

     The Company manufactures and markets bacterial starter cultures used by the dairy industry in certain territories in Europe and in the United States. Most of the dairy starter cultures sold by the Company are manufactured by Mauri Laboratories, a Burns Philp company, and are sold as a distributor for Mauri Laboratories, which also acts as a distributor for Nisaplin in Australia and other areas of the Pacific. In June 1996, Mauri Laboratories was sold to Gist-brocades N.V. of the Netherlands ("Gist"). Gist terminated the distributorship for dairy starter cultures, effective September 11, 1996. The Company's remaining sales of dairy starter cultures are at a very low level; as a result, the Company has decided to withdraw from the dairy starter culture market during the current fiscal year. Aplin and Barrett Limited ("A&B"), will continue to use Mauri Laboratories (Gist) as a distributor for Nisaplin in Australia and other areas of the Pacific.

Dairy Hygiene Products

     The Company manufactures and sells a preparation of nisin which the Company markets under its trademark Ambicin(R) N, which is the active ingredient in an animal hygiene product applied to the udders of lactating dairy cattle before and after milking.

     Udder washes

     The Company has developed a germicidal solution based on Ambicin N that is applied to the teats of cows as a dip or spray before and after milking in order to prevent the spread of mastitis. This dermatological preparation is a potent broad spectrum germicide that acts rapidly against the bacteria that cause mastitis.

     On December 15, 1988, the Company entered into a License and License Option Agreement ("Agreement"), as amended November 25, 1991, July 1, 1993 and February 9, 1996, with Babson Brothers ("Babson") of Naperville, Illinois. Under the Agreement, Babson is granted licenses for certain exclusive territories which include North America and Puerto Rico to manufacture and market Ambicin N based mastitis preventatives, other than udder wipes, which are exclusively reserved for manufacture and marketing by the Company. The Company supplies Ambicin N to Babson. In July 1991, Babson commenced manufacturing and marketing an Ambicin N-based teat dip product in the U.S. under its trademark Consept.

     Under a July 1991 agreement with CFPI, a French specialty chemical manufacturer, the Company licensed CFPI to manufacture and market Ambicin N-based formulations for use as topical germicides in the prevention of mastitis in nine European countries. CFPI introduced its product in France in 1992.

     Udder wipes

     The Company developed a moistened towel using an Ambicin N-based formulation that is for use in preparing dairy cows for milking. Trials in dairy cows at Cornell Veterinary College showed the product to be effective. The Company launched the product under its trademark Wipe Out(TM) Dairy Wipes on a test basis in February, 1996, and nationally in April, 1996.

Governmental Regulation

     Healthcare

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

     The Company intends to pursue regulatory approval for the pharmaceutical and related uses of its nisin-based products. The Company's proposed pharmaceutical products will be subject to the regulatory approval processes for new drugs. Depending upon the ingredients of a specific product, some special dietary food products will be marketed in the U.S. under the Dietary Supplement Health and Education Act or the Orphan Drug Act.

     To take a pharmaceutical product from the discovery stage through research and preclinical development to the point where the Company and/or its partners can make the necessary filings (to the FDA and governmental agencies outside the U.S.) to conduct human clinical trials may take several years. Regulatory requirements for human clinical trials are substantial, depend upon a variety of factors, vary by country, and will further add to the time necessary to determine whether a product candidate can be approved for human use.

     There can be no assurance that the Company's proposed products will prove to be safe and effective under these regulatory procedures.

     Foods and food processing

     Ingredients added to or used in food which are considered "food additives" require FDA approval in the U.S. unless, based on the submission of safety and functionality data, such ingredients are considered generally recognized as safe ("GRAS"). Use of GRAS food ingredients does not require FDA approval, but companies frequently submit petitions to the FDA which request that the FDA affirm GRAS status. The Company submitted a request to the FDA for such affirmation for the Company's nisin preparation. The FDA has affirmed that nisin or a nisin preparation which meets certain specifications is GRAS for use in pasteurized cheese spreads and pasteurized processed cheese spreads, plain or with fruits, vegetables, or meats (GRAS Affirmed uses). A GRAS petition has been accepted for filing for certain sauces, non-standardized dressings and liquid egg products. The use of nisin in cheese products and foods, other than for GRAS Affirmed uses, may occur based on the manufacturer or user determining that such use is GRAS or may necessitate a submission to FDA and FDA concurrence in an amendment of the current GRAS Affirmation regulation for nisin. Should such a submission to the FDA become necessary, timely action by the FDA cannot be assured.

     The Company believes that the Nutrition Labeling and Education Act of 1990 and the FDA's implementing regulations permit the use of nisin in low-fat cheeses, low-fat salad dressings and additional foods.

     In general, outside of the U.S. products such as nisin when used in food must be included on the "Positive List" of food additives in the country where the food product is to be sold. The regulations vary from country to country. To date, the Company has obtained permission in over 40 countries for its nisin-preparation (sold under its trademark Nisaplin(R)) to be used in a variety of foods, predominantly processed cheese products, canned foods and fruit juices. The Company advises customers on the legal status regarding use and labeling of the Company's products in their own country.

Research and Development

     The Company conducts research and development to expand uses of its current antimicrobial products in food preservation and in human and veterinary healthcare, to identify new antimicrobial products, and to improve the production process for the Company's antimicrobial products. These efforts are conducted with industrial and academic co-workers in various countries. During the fiscal year ended June 30, 1996, approximately $2,294,000 was spent on research and development by the Company.

Proprietary Rights

     Nisaplin is a trademark which is registered and defended by the Company in the EC countries, the U.S., Russia, and other countries. Ambicin is a registered trademark of the Company in the U.S. and other countries. Cardia is a registered trademark of the Company in the U.S. and Wipe Out is a trademark of the Company with applications for registration filed in the U.S. and other countries.

     The Company also owns 117 patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction in gram positive bacteria; expression and production of recombinant lysostaphin; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; the use of bacteriocin compositions in gastrointestinal healthcare; the use of nisin in alcoholic beverages; and antibotulinal protection of foods. The Company has exclusive licenses under certain patents and patent applications relating to the use of nisin to prevent microbial spoilage in foods and alcoholic beverages.

     In the event that the nisin-based food preservative is sold, it is anticipated that the Company's patents for the use of nisin in alcoholic beverages and antibotulinal protection of foods will be transferred as well.

     Under an agreement with the University of Maryland, the Company has obtained exclusive licenses under patents and applications relating to the cloning, expression and alteration of genes encoding nisin, subtilin, and related peptides, and their production and compositions..

     Under an agreement with the Institute of Food Research, Norwich, U.K., the Company owns certain strains of bacteria producing nisin and related patents, and may obtain exclusive licenses to certain nisin-related mutants and related patents.

     Under an agreement with the New York University Medical Center, the Company owns patent rights to the parenteral treatment of drug-resistant bacterial infections with lanthocins and other agents.

     Under a Pre-Clinical Study Agreement for work being performed at the McGuire Veterans Administration Hospital, the Company owns patent rights to the parenteral treatment of drug-resistant bacterial infections with lanthocins and other agents.

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

Manufacturing

     The Company's Nisaplin and Ambicin N products are manufactured by the Company at its 30,000 square foot plant at Beaminster, Dorset, U.K. In addition, at its Beaminster facility, the Company produces certain dairy starter cultures, which production will be phased out during the current fiscal year. The Beaminster plant and technical facilities are adequate for the Company's current business.

     On September 24, 1996, the Company signed a non-binding Letter of Intent to sell the nisin-based food preservative business to Burns Philp. The consummation of the sale would result in the transfer of the Beaminster plant to Burns Philp. Thereafter, the Company plans to purchase nisin from Burns Philp for pharmaceutical and animal healthcare uses for a period of up to one year. Subsequently, nisin-based products for pharmaceutical and animal healthcare uses will be manufactured by the Company at another site to be determined.

Marketing and Sales

     The Company maintains sales offices in the U.S. and the U.K. for its Nisaplin product and in the U.S. for its Cardia and Wipe Out product lines. In addition, the Company markets Nisaplin through a combination of direct selling efforts and an extensive network of distributors and agents throughout the world. The Company maintains a scientific and technical sales group in the U.K. to support existing Nisaplin customers and to develop new applications for products marketed to the food and beverage industries.

Financial Information About Industry Segments

     The Company's business historically was in a single industry segment, the research, development, production and marketing of antimicrobial proteins for various applications. In April 1996, the Company began selling a salt alternative as a special dietary food that may help in the dietary managment of hypertension. For financial data pertaining to the amount of revenue and operating profit and loss of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements."

Employees

     As of June 30, 1996, the Company had 107 full-time employees, of whom 5 were executive employees, 14 were administrative, 18 were engaged in marketing and sales, and 70 were involved in research, process development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory. On September 24, 1996, the Company signed a non-binding Letter of Intent to sell the nisin-based food preservative business to Burns Philp. The consummation of the sale would result in the transfer of approximately 70 employees to Burns Philp.

Item 2. PROPERTIES

     Effective as of January 1, 1995, the Company's headquarters are located at 771 Old Saw Mill River Road, Tarrytown, New York 10591 (Tel: 914-347-5767, Fax:
914-347-6370). These facilities include office space as well as the Company's U.S. laboratory where the Company conducts its pharmaceutical research and development. Pursuant to a seven year lease, the Company is paying an annual rent in the amount of $488,400, which sum is due in monthly installments. The rent is subject to annual increases over the term of the lease. However, since the premises were not ready to be occupied by the Company's research laboratory until June 12, 1995, until that date the rent consisted of a nominal amount.

     The Company's U.K. headquarters are located at Clarks Mill, Stallard Street, Trowbridge, U.K., and comprise approximately 3,000 square feet which are rented under a lease expiring in 2114 and providing for a current annual rent of GBP 34,000 ($52,000). The Company's 30,000 square foot manufacturing and research facility is located in Beaminster, U.K., and is owned by the Company. On September 24, 1996, the Company signed a non-binding Letter of Intent to sell the nisin-based food preservative business to Burns Philp. The consummation of the sale will result in the transfer of the U.K. facilities to Burns Philp.

Item 3. LEGAL PROCEEDINGS

     No material proceedings are pending to which the Company or any of its property is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders of the Company held in March 1996, the following actions were taken.

1. holders of 13,943,708 shares of common stock approved an increase in the authorized common stock from 25,000,000 shares to 40,000,000 shares. The increase was opposed by the holders of 445,846 shares of common stock, and 37,295 abstained;

2. holders of 12,820,348 shares of common stock approved an increase in the common stock authorized for issuance under the Company's 1991 Stock Option Plan from 1,500,000 shares to 3,000,000 shares. The increase was opposed by the holders of 779,496 shares of common stock, and 65,345 abstained; and

3. holders of 14,384,772 shares of common stock ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors. The appointment was opposed by the holders of 23,200 shares of common stock, and 27,977 abstained.

                The following persons were elected as directors:

                  Name                 For             Against
                  --------------------------------------------
                  Fredric D. Price     14,238,349      197,600
                  Sheldon G. Gilgore   14,238,349      197,600
                  Ian Clack            14,238,349      197,600
                  Douglas Cotter       14,237,849      198,100
                  Audrey T. Cross      14,237,799      198,200
                  John P. Friend       14,237,849      198,150
                  Robert E. Pollack    14,237,849      198,100

                                     PART II

Item 5. MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "AMBI" and the Company's warrants are traded on Nasdaq Small Cap Market under the symbol "AMBIW". Trading of the Company's Common Stock on the Pacific Stock Exchange was discontinued as of November 4, 1994.

     The Company has not paid a cash dividend to its public shareholders on its Common Stock, although A&B did pay dividends to its stockholders before A&B was acquired by the Company. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

     The following table sets forth prices quoted for the Common Stock which represent actual sale prices. The high and low bid quotations for the Company's Warrants have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                     Common Stock        Warrants
           Fiscal                    ----------------    ----------------
           Quarter                   High      Low       High      Low
           --------------------------------------------------------------
           Ended
           September 30, 1994        $4.00     $3.00     $1.375    $1.00

           Ended
           December 31, 1994         $4.625    $2.625    $2.00     $0.875

           Ended
           March 31, 1995            $3.25     $2.50     $0.875    $0.625

           Ended
           June 30, 1995             $2.875    $1.375    $0.625    $0.25

           Ended
           September 30, 1995        $4.50     $1.375    $1.125    $0.3125

           Ended
           December 31, 1995         $5.875    $3.3775   $1.9375   $0.6875

           Ended
           March 31, 1996            $5.5625   $3.185    $1.625    $0.6875

           Ended
           June 30, 1996             $8.1875   $4.87     $3.75     $1.125

Item 6. SELECTED FINANCIAL DATA

     The following tables summarize certain financial data that are qualified by the more detailed financial statements included herein. Figures are stated in thousands of United States Dollars, except per share amounts.

Year ended June 30              1996       1995      1994      1993(1)   1992(1)
- --------------------------------------------------------------------------------
Sales                         14,157     11,264     9,614    12,083      9,796

Write-off of Purchased

Research and Development          --         --        --    22,504         --

Other Costs and Expenses      20,776     11,337     8,374     8,891      6,653

Tax Expense                      285        254       185       423      1,090

Net (Loss)/Income             (4,719)       283     1,756   (19,423)     2,282

Net (Loss)/Earnings per
Share                          (0.27)      0.01       .09     (1.37)      2.41


Selected Balance Sheet Data:    1996       1995      1994      1993      1992(1)
- --------------------------------------------------------------------------------
(As of June 30)

Working Capital               14,812      7,333     7,352     5,750      1,990

Total Assets                  23,367     13,788    11,808    10,724      8,059

Total Liabilities              6,221      3,163     1,544     2,255      3,363

Long Term Obligations and
Redeemable Preferred Stock     4,408      2,267     1,500     1,500         --

Stockholders' Equity          15,646      9,125     8,764     6,969      3,196

- ---------------
(1) In connection with the consummation of the BP Transactions (see Item 13), which for financial accounting purposes were accounted for as a reverse acquisition, and pursuant to which the Company acquired its A&B subsidiary, the results for the year ended June 30, 1993, are those of A&B for the full year and those of the Company other than A&B for the period from September 1, 1992 through June 30, 1993. The data as of and for the year ended June 30, 1992, includes A&B only.

     The Company has not paid a cash dividend to its public shareholders on its Common Stock, although A&B did pay dividends to its stockholders before A&B was acquired by the Company. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

General

     The Company's historical revenues have been primarily attributable to sales of its own products. The Company also acts as selling agent for certain products of both affiliated as well as unaffiliated companies. Effective July 1, 1995, the Company assumed responsibility for selling products in the US on behalf of an affiliated company. The Company also receives royalty income from users of its patented technology, milestone payments from research partners, and income from toll manufacturing arrangements.

     Cost of sales includes both direct and indirect manufacturing costs. Research expenses include internal expenditures as well as expenses associated with third party collaborators. Selling, general and administrative expenses include salaries and overheads, third party fees and expenses, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and amortizes them over periods of nine months to fifteen years.

Results of Operations

     The Company has an accumulated deficit due primarily to the write-off of purchased goodwill (amortized over five years from 1986 - 1990) and purchased research and development costs (written-off in the year ended June 30, 1993) in connection with the BP Transactions, and the current year loss.

Three years ended June 30, 1996, 1995 and 1994

Revenues

     Revenues increased 37% to $16.0 million in the fiscal year ended June 30, 1996 ("fiscal 1996") from $11.7 million in the fiscal year ended June 30, 1995 ("fiscal 1995"). $1.2 million of this increase was attributable to new products launched during the year - Cardia ($0.7 million) and Wipe Out ($0.5 million). A further $0.4 million in new business was recorded as a result of the Company assuming responsibility for selling products in the US on behalf of an affiliate. Sales of Nisaplin increased 6% in 1996; and accounted for 65% of the total sales, compared with 77% in 1995. Other operating income increased by $1.4 million due to milestone and research payments received from third party research collaborators.

     Revenues increased 15% to $11.7 million in fiscal 1995 from $10.2 million in the fiscal year ended June 30, 1994 ("fiscal 1994"). Sales of Nisaplin increased by 15% and accounted for 77% of the total sales. Sales in the US and UK declined, but were offset by increases principally in South America and Europe. Sales of Dairy Hygiene products declined by 21%, due to reduced activity by users in the US and delays by users in launching their products in Europe. Sales of Dairy Starter Cultures increased by 39%.

Cost of Sales

     Cost of sales was $6.4 million in fiscal 1996, an increase of 95% from the fiscal 1995 figure of $3.3 million. As a percentage of sales, it increased to 45%, compared to 29% in fiscal 1995. This was largely due to a change in the sales mix, with a higher proportion of sales representing the lower margin products (Dairy Starter Cultures) versus the prior year.

     Cost of sales was $3.3 million in 1995, a decrease of 8% from the fiscal 1994 figures of $3.5 million. As a percentage of sales, it decreased to 29% compared to 37% in fiscal 1994. The decrease was principally due to lower raw material costs following a change in method of manufacture.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") were $11.2 million, $5.4 million, and $3.5 million in fiscal 1996, fiscal 1995 and fiscal 1994, respectively, representing increases of 106% in fiscal 1996 from fiscal 1995, and 55% in fiscal 1995 from fiscal 1994. SG&A as a percentage of revenue was 70%, 46%, and 34% in fiscal 1996, fiscal 1995, and fiscal 1994, respectively.

     The main component of the increase in SG&A in fiscal 1996 was marketing and sales expenditures incurred in the launch of two new products. The main components of the increase in fiscal 1995 were attributable to increased sales commissions paid to agents and distributors and increased costs of additional personnel. In fiscal 1995, the Company incurred costs associated with the relocation of the Company's corporate headquarters and research and development facilities, in addition to losses on the sale of some equipment which was not feasible to relocate.

Research Expenses

     Research expenses were $2.3 million, $1.8 million, and $0.7 million in fiscal 1996, fiscal 1995, and fiscal 1994, respectively, representing increases of 25% in fiscal 1996 from fiscal 1995, and 150% in fiscal 1995 from fiscal 1994. Research expenses as a percentage of revenue were 14%, 16% and 7% in fiscal 1996, 1995, and 1994, respectively. The increases in expenses in fiscal 1996 and fiscal 1995 were related to the addition of personnel required to support ongoing programs.

Income Before Tax Expense

     The Company had a loss before tax expense of $4.4 million in fiscal 1996, compared with income of $0.5 million in fiscal 1995. This loss was a result of increased expenditures in the area of SG&A referred to above.

     Income before tax expense was $0.5 million in 1995, compared with $1.9 million in fiscal 1994. The decrease was a result of the Company's increased expenditures in the areas of SG&A and research, as described above.

Tax Expense

     The Company had a tax expense in fiscal 1996, despite having a loss before tax expense, because of profits generated from its UK subsidiary.

     In fiscal 1995, the Company's effective tax rate was 47%. The effective tax rate may be expected to vary in the future depending upon the respective levels of income in the US and the UK. Refer to Note 13 of the Notes to the Consolidated Financial Statements for a further analysis of the tax charge.

Fourth Quarter Results

     Revenues in the fourth quarter of fiscal 1996 were $5.7 million, an increase of 97% over the corresponding quarter for the previous year. Research and milestone payments of $1.5 million combined with the introduction of new products, Cardia and Wipe Out, with sales of $0.7 million and $0.5 million, respectively, were the primary reasons for the increase. Nisaplin had sales of $2.6 million, a 29% increase over last fiscal year.

     Operating losses for the quarter were $2.3 million, compared to income of $0.2 million the previous fiscal year.

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

Liquidity and Capital Resources

     As of June 30, 1996, the Company had working capital of $14.8 million, which included cash and cash equivalents of $8.4 million. On June 30, 1995, working capital was $7.3 million, which included cash and cash equivalents of $3.3 million.

     The Company raised $13.7 million during fiscal 1996 from issuance of preferred stock ($8.2 million), common stock ($3.5 million), and a long term loan ($2.0 million). $6.6 million was used in operating activities, mainly to fund the net loss and the increase in receivables resulting from higher sales levels. $0.7 million was used for purchase of property and equipment, and $1 million was used on patent costs and licensing fees. The Company also used cash for the payment of preferred stock dividends.

As of June 30, 1996, the Company has 1,500 shares of redeemable preferred stock outstanding with an involuntary liquidation value of $1,500,000. For additional details refer to Note 9 of the Notes to the Consolidated Financial Statements.

     The Company anticipates growth in research and SG&A expenditures as it expands its emphasis in drug development and continues to support recently launched products. The Company does not expect to report Operating Income during the fiscal year that ends June 30, 1997. In addition, the nature of research and development is such that new discoveries and improvements may require additional financing to take advantage of market opportunities afforded by such discoveries and improvements. The Company is therefore considering, among other things, raising capital through corporate partnerships, private placements, and public offerings of securities.

     On September 24, 1996, the Company signed a non-binding Letter of Intent to sell its nisin-based food preservative business to BP. If the Company sells its nisin-based food preservative business to BP, the Company's income stream from the food business which accounts for approximately 75% of the Company's revenues will be eliminated. However, the capital infusion from the sale of the food business will permit the Company to concentrate on its human healthcare business.

Inflation and Prevailing Economic Conditions

     The Company does not believe inflation has had a significant impact on the Company's operations.

     The Company does not believe exchange rates have had a significant impact on the Company's operations.

Seasonality

     The Company does not believe there is any significant seasonal effect on the Company's operations. There may be variations between quarters due to other factors. See "Quarterly Variations."

Recently Issued Accounting Standards

     In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of, which becomes effective for the Company as of July 1, 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's consolidated financial position and operating results, nor will it affect the Company's cash flows.

     In October, 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This statement establishes an alternative method of accounting for stock-based compensation awarded to employees, such as stock options granted by the Company to employees. SFAS No. 123 provides for the recognition of compensation expense based on the fair value of the stock-based award, but allows companies to continue to measure compensation cost in accordance with the Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Companies electing to retain this method must make pro forma disclosure of net income and earnings per share as if the fair value based method had been applied. The Company plans to continue to use APB No. 25, which does not require the Company to record compensation expense for the stock options it awards to employees. In the Company's consolidated financial statements for the year ending June 30, 1997, the Company will disclose the pro forma effect of the fair value method on 1996 and 1997 net income and earnings per share.

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included herein commencing on page F-1.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

     The officers and directors of the Company are as follows:

                                Year Joined
      Name                        Company        Position
- --------------------------------------------------------------------------------
Fredric D. Price (50)               1994         President, Chief
                                                 Executive Officer,
                                                 Acting Chief Financial Officer
                                                 and Director

Sheldon G. Gilgore, M.D. (64)       1995         Chairman of the Board

Stephen C. Benoit (38)              1995         Vice President-Marketing and
                                                 Sales

Colin Kop (34)                      1996         Director

Audrey T. Cross, Ph.D. (50)         1995         Director

John P. Friend, Ph.D. (52)          1989         Director

Peter E. Herring (45)               1996         Controller

Solomon L. Mowshowitz, Ph.D. (53)   1996         Vice President-Research and
                                                 Development

Robert E. Pollack, Ph.D. (55)       1995         Director

Benjamin Sporn (58)                 1986         Vice President-Legal
                                                 and Secretary

     Fredric Price has been President, Chief Executive Officer and a Director of the Company since September 1994. In addition, he has been the Company's acting Chief Financial Officer since January 1995. From July 1991 to September 1994, he was Vice President, Finance and Administration and Chief Financial Officer of Regeneron Pharmaceuticals, Inc. For more than five years prior to joining Regeneron, he was head of RxFDP, a consulting firm which provided strategic planning, market development, and new product introduction services to pharmaceutical and other health care businesses. From 1973 to 1986 he was at Pfizer Pharmaceuticals, where he was a Vice President with both line and staff responsibilities. Mr. Price is Secretary and on the Executive Committee of the Board of Directors of the New York Biotechnology Association. Mr. Price is also a director of Pharmos Corporation, a biotechnology company engaged primarily in the development of pharmaceuticals for ophthalmic and neurologic indications. He has a BA from Dartmouth College and an MBA from the Wharton School of the University of Pennsylvania.

     Sheldon G. Gilgore, MD was elected Chairman of the Board of Directors of the Company in October 1995. Dr. Gilgore served as Chairman of the Board, Chief Executive Officer, and President of G. D. Searle & Co. from 1986 to April 1995 when he retired. From 1971 to 1986, he was President of Pfizer Pharmaceuticals and was a member of the Board of Directors of Pfizer, Inc. In addition, he served as Chairman of the Pharmaceutical Research Manufacturers of America (PhRMA). Dr. Gilgore received a BS in biology from Villanova University and an MD from Jefferson Medical College.

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

     John P. Friend, Ph.D. has been with Burns Philp & Company Limited (BPC) since 1981 and is currently General Manager, Technology and Research. He was elected a Director of the Company in July 1989. He received a B.Sc. and a Ph.D. from the University of Sydney (Australia) in colloid chemistry and a M.Sc. in biotechnology from the University of New South Wales.

     Peter E. Herring was appointed Controller of the Company in January 1996. Prior to joining the Company, he was with Pfizer Inc. from 1979 until January 1996. At Pfizer, he served as Director of Finance and Systems in a Corporate Services Division from 1993 until he joined the Company. From 1979 until 1993 he held increasingly responsible financial management positions in both corporate and operating divisions of Pfizer. He received a BS from the University of Tennessee and an MBA from Vanderbilt University.

     Colin Kop was appointed General Manager Business Development of BPC in September 1995. From 1994 to 1996, Mr. Kop served as General Manager Finance of BPC and has served in various financial positions of increasing responsibility with BPC since 1983. Mr. Kop was a Director of the Company from 1992 until 1994 and was reelected a Director in May 1996. Mr. Kop is a Certified Practicing Accountant and he earned a Masters of Commerce Degree from the University of New South Wales.

     Solomon L. Mowshowitz, Ph.D., was appointed Vice President-Research and Development of the Company in January 1996. For the five prior years, Dr. Mowshowitz was President of Diligen, a company that provides scientific and commercial consulting services to biotechnology companies as well as to the venture capital community. From 1983 to 1990, Dr. Mowshowitz held senior research management positions at three biotechnology companies. From 1970 to 1983, he was Assistant Professor in the Department of Microbiology at the Mt. Sinai School of Medicine in New York. Dr. Mowshowitz holds a BA from the University of Pennsylvania and a PhD in biochemistry from the Albert Einstein College of Medicine in New York.

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

     Arrangements Regarding the Election of Directors

     The by-laws of the Company provide that until September 1, 1996 the Board of Directors is to consist of seven directors, and that designated actions by the Board require the affirmative vote of not less than six directors. The by-laws further include certain provisions regulating the election of directors. See Item 13. Certain Relationships and Related Transactions.

     Committees of the Board of Directors

     The Company has an audit committee consisting of Dr. Gilgore and Mr. Kop. In addition, the Company has a compensation committee consisting of Drs. Cross and Pollack.

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

     Stephen R. Peikin, M.D. - Dr. Peikin is professor of medicine and head of the division of gastroenterology and liver diseases at Cooper Hospital Medical Center, the Robert Wood Johnson Medical School, Camden, New Jersey. He is an authority on the release of the hormone cholecystokinin and its effects on satiety. He is the holder of a US patent on a method of stimulating satiety through the administration of an oral trypsin inhibitor. He holds a B.A. from Temple University and an M.D. from the Thomas Jefferson University.

     Dr. Pollack is Chairman of the Scientific Advisory Board. Members of the Scientific Advisory Board receive a per diem fee of $1,000 for each meeting of the Board attended by them, plus reasonable expenses. In addition, the Company has issued to each member of the Scientific Advisory Board stock options to purchase 10,000 shares of the Company's Common Stock. The options so issued have exercise prices ranging from $1.875 to $3.00 per share and are vested. Such options expire five years from the date of grant. See Note 10 of the Notes to Consolidated Financial Statements.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended June 30, 1996 (i) to its Chief Executive Officer and (ii) to the three highest paid employees of the Company whose cash compensation exceeded $100,000 per year in any such year (other than the individuals listed in the table, no employee of the Company or of its A&B subsidiary received compensation in excess of $100,000):

                        SUMMARY COMPENSATION TABLE(1)(2)

                               Annual Compensation

           (a)        (b)         (c)          (d)          (e)

Name and             Period     Salary ($)    Bonus ($)
Principal                                                 All other
Position                                                  Compensation
- ----------------------------------------------------------------------
Fredric Price,       9/12/94-
President, Chief     6/30/95    210,000       15,000
Executive Officer
and Director (3)     7/1/95-
                     6/30/96    260,000       21,121

Stephen Benoit,      7/1/94-
Vice President-      6/30/95    57,692
Marketing and Sales
                     7/1/95
                     6/30/96    135,000       5,000

Peter Blackburn,     7/1/93-
Executive Vice       6/30/94    119,713       5,700
President
                     7/1/94-
                     6/30/95    150,000       23,153

                     7/1/95-
                     5/25/96    150,000                   150,000 (4)

Benjamin T. Sporn,   7/1/93-
Vice President-      6/30/94    117,400
Legal
                     7/1/94-
                     6/30/95    129,000

                     7/1/95-
                     6/30/96    120,000

(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed as to any named officer or director or group of executive officers the lesser of $50,000 or 10% of such person's or persons' cash compensation

(2) Pursuant to the regulations promulgated by the Securities and Exchange Commission (the "Commission"), the table omits a number of columns reserved for types of compensation not applicable to the Company.

(3) Mr. Price became the Company's Chief Executive Officer on September 12,
    1994.

(4) Consists of a severance payment made to Dr. Blackburn in May 1996.

     None of the individuals listed above received any long-term incentive plan awards during the fiscal year.

Employment Agreements

     Effective September 1994, the Company entered into an employment agreement with Fredric Price. The agreement provides for an annual salary of $260,000 plus a performance related bonus. He was also granted options to purchase up to a total of 500,000 shares of Common Stock, vesting in equal installments over a five year period commencing at the conclusion of his first year of employment. In addition, he was granted 15,325 shares of Common Stock on the first anniversary of the agreement. A further 15,326 shares of Common Stock are to be granted on the second anniversary of the agreement. Although employment is at will, salary and certain benefits continue for twelve months after notice of termination.

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

     Each of the Incentive and Non-qualified Stock Option Plans permits the purchase of an aggregate of up to 250,000 shares of Common Stock. The 1989 Stock Option Plan permits the purchase of an aggregate of up to 500,000 shares of Common Stock. The 1991 Stock Option Plan permits the purchase of an aggregate of up to 3,000,000 shares of Common Stock. The purpose of the Plans is to attract and retain competent executive personnel and other key employees and consultants and to provide incentives to all such persons to use their effort and skill for the advancement and betterment of the Company by permitting them to participate in the ownership of the Company.

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

     The following table sets forth information with regard to aggregated option values at June 30, 1996 of options granted (i) to the Company's Chief Executive Officer, and (ii) to the highest paid employees of the Company whose cash compensation exceeded $100,000 per year in such year. On September 12, 1994, Mr. Price was granted 500,000 options to purchase shares at $3.2625 per share. On January 9, 1995, Mr. Benoit was granted 50,000 options to purchase shares at $3.00 per share.

  AGGREGATED OPTION/ SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                Individual Grants

- ---------------------------------------------------------------------------------------------------------------------------

(a)         (b)          (c)                    (d)                             (e)

Name      Shares        Value          Number of Unexercised         Value of Unexercised In-the
          Acquired on   realized ($)   Options at FY-End (#)         Money Options at FY-End
          Exercise (#)
                                       Exercisable   Unexercisable   Exercisable   Unexercisable
- ------------------------------------------------------------------------------------------------
Stephen
Benoit        0              0            10,000          50,000        $22,500       $107,500

Peter
Blackburn   75,000       $398,438         95,000            0          $310,000           0

Benjamin
T. Sporn      0              0            75,000            0          $150,000           0

Fredric
Price         0              0           100,000         400,000       $198,750       $795,000

Pension Plans

     Applied Microbiology, Inc.

     Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees, a non-contributory pension plan (the "Pension Plan") maintained by Burns Philp. Assuming retirement at age 65, the Pension Plan provides benefits equal to the greater of (a) 1.1% of the employee's final average earnings multiplied by the employee's final average earnings in excess of the average of the contribution and the benefit basis in effect under Section 230 of the Social Security Act for each year in the 35-year period ending with the year of Social Security retirement age, multiplied by the employee's years of credited service up to 35, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan or (b) $24 multiplied by the number of years of credited service up to 25 years plus $12 multiplied by the years of employment from 26-40 years, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan. The "final average earnings" are the average monthly earnings during the five highest-paid consecutive calendar years within the last ten calendar years of credited service with the Company. Earnings include the salary and bonus listed in the summary compensation table. Earnings which may be considered under the Pension Plan are limited to $150,000 per year subject to annual cost of living adjustments as determined by the IRS.

     The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 1996 and a single life annuity benefit, according to years of credited service and final average earnings. The benefits listed are not subject to any deduction for Social Security or other offset amounts.

                            Years of Credited Service
final average
earnings           15         20         25         30         35
- ----------------------------------------------------------------------
$25,000            $4,320     $5,760     $7,200     $8,250     $9,625
$50,000            $10,436    $13,915    $17,394    $20,873    $24,351
$75,000            $16,987    $22,665    $28,331    $33,998    $39,664
$100,000           $23,561    $31,415    $39,269    $47,123    $54,976
$150,000 and up    $36,686    $48,915    $61,144    $73,373    $85,602

     Stephen Benoit, Peter Herring, Solomon Mowshowitz, Benjamin Sporn and Fredric Price each have 1.6, 0.6, 0.6, 3.5 and 1.75 years, respectively, of credited service under the Pension Plan as of June 30, 1996, and, at age 65, would have approximately 28, 21, 12, 10, and 17 years of credited service, respectively.

     A&B Pension Plan

     Eligible A&B employees are entitled to participate in the Burns Philp (U.K.) plc Pension Plan, a defined benefit plan providing a pension of one sixtieth of final pensionable earnings for each year of service at a normal retirement age of 65. Pensionable earnings are basic salary less the basic U.K. state pension.

     The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 1995 and a straight annuity benefit, according to years of credited service and final pensionable earnings. Estimated benefits are shown in US dollars based on an average exchange rate of $1.5423 per GBP. The benefits listed are not subject to any deductions.

                            Years of Credited Service
final average
earnings        15         20         25         30         35
- --------------------------------------------------------------------
 $25,000        $5,024     $6,699     $8,373     $10,048    $11,722
 $50,000        $11,274    $15,032    $18,790    $22,548    $26,306
 $75,000        $17,524    $23,365    $29,206    $35,048    $40,889
$100,000        $23,774    $31,699    $39,623    $47,548    $55,472
$150,000        $36,274    $48,365    $60,456    $72,548    $84,639
$200,000        $48,774    $65,032    $81,290    $97,548    $113,806

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

     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from July 1, 1995 through June 30, 1996 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 19, 1996, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 771 Old Saw Mill River Road, Tarrytown, New York 10591.

                            Shares Owned Beneficially
                                and of Record (1)

Name and Address                    No. of Shares                 % of Total
============================================================================

Fredric D. Price (2)                    230,651                      1.11

Sheldon G. Gilgore (3)                  115,000                         *

Stephen C. Benoit (4)                    12,000                         *

Audrey T. Cross (5)                      24,000                         *
259 Sunset Avenue
Englewood, NJ 07631

John P. Friend                                0                        --
7 Bridge Street
Sydney, NSW 2000
Australia

Peter E. Herring                              0                         *

Colin Kop                                     0                        --
7 Bridge Street
Sydney, NSW 2000
Australia

Solomon L. Mowshowitz                         0                         *

Robert E. Pollack (4)                    30,000                         *
813B Sherman Fairchild
Columbia University
New York, NY 10027

Benjamin Sporn (6)                      104,125                         *

Burns Philp & Company Limited (7)    10,183,837                     49.40
7 Bridge Street
Sydney, NSW 2000
Australia

All Officers and Directors              515,776                      2.45
as a Group (10 persons)
(2)(3)(4)(5) and (6)

- ---------------
  * Less than 1%

(1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

(2) Includes 200,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(3) Includes 110,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(4) Consists of shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(5) Includes 20,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(6) Includes 75,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(7) Consists of shares owned by subsidiaries.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended June 30, 1996, the Company's A&B subsidiary made sales of approximately $1,939,000 to Mauri Laboratories Pty Limited ("Mauri"). In addition, it purchased approximately $1,430,000 of goods from Mauri. Mauri was, until June 14, 1996, a wholly-owned subsidiary of BPC which currently holds approximately a 49% interest in the Company (as described below). On June 14, 1996, Mauri was sold to Gist-brocades N.V. of the Netherlands and ceased to be an affiliate.

     Certain of A&B's U.K. based staff provide accounting and administrative services for other U.K. based subsidiaries of BPC. During the fiscal year ended June 30, 1996, A&B, as a result of these activities, received income from Burns Philp (U.K.) plc. of approximately $74,000.

     A&B manufactures certain products on a contract basis for Imperial Biotechnology Limited ("IBT") at its U.K. production site. IBT was, until December 12, 1995, a 50% owned affiliate of BPC. On December 12, 1995, IBT was sold to Protein Technologies International of the USA and ceased to be an affiliate. During the fiscal year ended June 30, 1996, A&B received no income as a result of sales to IBT prior to IBT ceasing to be an affiliate.

     From time to time, the Company advances funds to Burns Philp Inc., a wholly owned subsidiary of BPC. During the fiscal year ended June 30, 1996, the Company received interest income of approximately $79,000 in respect of such advances.

     Pursuant to an Agreement for the Purchase and Sale of Stock dated as of June 30, 1992 (the "Purchase Agreement"), in July 1993 the Company issued 935,000 shares of Common Stock to BPC. During July 1996, BPC sold 1,400,000 shares of Common Stock. As a result of the July

1993 issuance, of prior acquisitions of shares of Common Stock, and the July 1996 sale of Common Stock, BPC currently owns 10,183,837 shares of Common Stock.

     Under the Purchase Agreement, the Company and BPC entered into the following arrangements and understandings with respect to election of directors and related matters:

     The by-laws of the Company were amended to provide, among other things, that until September 1, 1996 the Board of Directors shall consist of seven directors. The by-laws further provided that David Guttmann, Peter Blackburn and Benjamin Sporn were designated "Prior Directors," and that the Board of Directors was to nominate three persons designated by the Prior Directors as the Board's nominees for election as directors at meetings of shareholders. In September 1994, the Company hired Fredric D. Price as President and Chief Executive Officer. In connection with this hiring, four directors: Peter Blackburn, Alan English, Colin Kop and Benjamin Sporn resigned from the Board. Mr. Price was elected to the Board and designated a Prior Director by the remaining Prior Director, Mr. Guttmann. The Board then authorized Mr. Price to propose three new directors to fill the remaining vacancies. In January 1995, Drs. Audrey T. Cross, Douglas A. Cotter and Robert E. Pollack were proposed by Mr. Price and elected to the Board. In October 1995, David Guttmann resigned from the Board and Dr. Sheldon G. Gilgore was elected to the Board. In May 1996, Ian Clack resigned from the Board and Colin Kop was elected to the Board. In July 1996, Dr. Cotter resigned from the board. See "Directors and Executive Officers of the Registrant--Arrangements Regarding the Election of Directors."

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

On September 24, 1996, the Company signed a non-binding Letter of Intent to sell its nisin-based food preservative business to BPC, an affiliate of the Company. The Company retained exclusive rights to its nisin-based pharmaceutical and animal healthcare business.

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

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1996.

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

                                                  APPLIED MICROBIOLOGY, INC.

                                                  By: /s/ Fredric D. Price
                                                  Fredric D. Price, President,
                                                  CEO and Director

Dated: September 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of September 26, 1996 by the following persons on behalf of Registrant and in the capacities indicated.

                                                  /s/ Fredric D. Price
                                                  Fredric D. Price, President,
                                                  CEO and Director
                                                  (Principal Financial Officer)

                                                  /s/ Audrey T Cross
                                                  Audrey T. Cross, Director

                                                  /s/ John P. Friend
                                                  John P. Friend, Director

                                                  /s/ Sheldon G. Gilgore
                                                  Sheldon G. Gilgore,
                                                  Chairman of the Board

                                                  /s/ Colin Kop
                                                  Colin Kop, Director

                                                  /s/ Robert Pollack
                                                  Robert E. Pollack, Director

                                                  /s/ Peter E. Herring
                                                  Peter E. Herring, Controller
                                                  (Principal Accounting Officer)

                                    EXHIBITS

     Except where otherwise indicated, the following exhibits are incorporated by reference to the correspondingly numbered exhibit in the Company's Registration Statement on Form S-1 (No. 33-4822):

3.01     Certificate of Incorporation(1)

3.01a    Certificate of Amendment to the Certificate of Incorporation(2)

3.01b    Certificate of Amendment to the Certificate of Incorporation(3)

3.02     Amended and Restated By-laws(2)

4.01 Form of Warrant Agreement and Form of Warrant Certificate for Warrants included in Units

10.01    Form of Incentive Stock Option Plan

10.02    Form of Non-qualified Stock Option Plan

10.02a   Form of 1989 Stock Option Plan(1)

10.02b   Form of 1991 Stock Option Plan(1)

10.24 Exclusive Option and Collaborative Research Agreement dated July 1, 1988 between the Company and the University of Maryland(4)

10.25 License and License Option Agreement dated December 15, 1988 between the Company and Babson Brothers Company(4)

10.27 Option Agreement dated April 1, 1989 between the Company and Calgon Corporation(4)

10.28    Agreement between the Company and BPC(5)

10.32 Development and Supply Agreement dated as of March 19, 1991 by and between the Company and Ciba- Geigy AG(1)

10.32a Termination Agreement dated August 31, 1993 by and between the Company and Ciba-Geigy AG(6)

10.34 Consulting Agreement dated June 29, 1992 between the Company and Donald A.M. McKay(7)

10.36    Agreement, dated October 6, 1992 between the Company and PHRI(7)

10.37 Agreement for the Purchase and Sale of Stock dated as of June 30, 1993 by and among the Company and BP(8)

10.38 Technology and License Agreement dated as of June 29, 1992 by and among the Company and Fermtec Prochim SpA.(8)

10.39 Investment Banking Agreement dated May 19, 1992 between the Company and Wertheim Schroder & Company ("WSC")(2)

10.40 Letter dated June 29, 1992 from WSC to the Company regarding the fairness of the BP Transactions(2)

10.41 Agreement dated May 3, 1993 between the Company and SmithKline Beecham p.l.c. (Schedules omitted)(6)

10.41a Amendment dated August 16, 1994 to Development and Supply Agreement dated as of May 3, 1993 between the Company and SmithKline Beecham p.l.c.(9)*

10.43 Supply Agreement dated as of January 1, 1994 by and between the Astra/Merck Group of Merck & Co., Inc. (9)*

10.44 Development and License Agreement dated as of January 1, 1994 by and between the Astra/Merck Group of Merck & Co., Inc. (9)*

10.45 Supply Agreement dated as of June 30, 1994 by and between the Company and Calgon Vestal Laboratories, Inc. (9)*

10.46 License Agreement dated as of June 30, 1994 by and between the Company and Calgon Vestal Laboratories, Inc. (9)*

10.47 Employment Agreement dated August 30, 1994 between the Company and Fredric D. Price (9)

10.48 Lease dated as of February 7, 1995, between the Company and Keren Limited Partnership (10)

10.49 Master Lease Agreement dated as of June 28, 1995, between the Company and General Electric Capital Corporation (10)

23.01    Consent of KPMG Peat Marwick LLP (11)

27       Financial Data Schedule(11)

- ---------------
(1) Incorporated by reference to the Company's Report on Form 10-K for 1991.

(2) Incorporated by reference to the Company's Report on Form 8-K dated September 4, 1992.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 dated August 8, 1996, file No. 333-09801.

(4) Incorporated by reference to the Company's Report on Form 10-K for 1988.

(5) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 10, 1989.

(6) Incorporated by reference to the Company's Report on Form 10-K for 1993.

(7) Incorporated by reference to the Company's Report on Form 10-K for the fiscal period January 31, 1992 through August 31, 1992.

(8) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1992.

(9) Incorporated by reference to the Company's Report on Form 10-K for 1994.

(10) Incorporated by reference to the Company's Report on Form 10-K for 1995.

(11) Filed herewith.

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

                    APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FILED WITH THE ANNUAL REPORT OF THE

                              COMPANY ON FORM 10-K

                                  JUNE 30, 1996

                                                                   PAGE
                                                                   ----
        INDEPENDENT AUDITORS' REPORT                                F-2

        CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1996  AND 1995      F-3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994           F-5

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994   F-6

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994           F-7

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS              F-8

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Microbiology, Inc., and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

New York, New York
July 22, 1996

                    APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30     JUNE 30
                                                                1996        1995
                                                                $000        $000
                                                                ----        ----
ASSETS
Current assets:
      Cash and cash equivalents                                8,431       3,337
      Trade accounts receivable (less
        allowance for doubtful accounts
        of $81,000 in 1996 and $14,000 in 1995)                5,356       1,836
      Inventories                                              3,088       2,865
      Prepayments and other current assets                       874         694
      Due from affiliated companies                               --         627
                                                              ------      ------
Total current assets                                          17,749       9,359

Property and equipment, net                                    3,881       3,446
Patent costs and licensed technology
      (net of amortization of $717,000
      in 1996 and  $691,000 in 1995)                           1,624         881
Other assets                                                     113         102
                                                              ------      ------
TOTAL ASSETS                                                  23,367      13,788

See accompanying notes to consolidated financial statements.

                    APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30    JUNE 30
                                                                      1996       1995
                                                                      $000       $000
                                                                      ----       ----
LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of notes payable and lease obligation            195        149
      Accounts payable and accrued expenses                          1,889      1,306
      Due to affiliated companies                                       --        191
      Other liabilities                                                368         89
      Dividends payable                                                231         34
      Taxes payable                                                    254        257
                                                                   -------    -------
Total current liabilities                                            2,937      2,026

Notes payable and lease obligation                                     935        770
Long term loan                                                       2,000         --
Deferred taxes payable                                                 349        367
                                                                   -------    -------
TOTAL LIABILITIES                                                    6,221      3,163
                                                                   -------    -------
REDEEMABLE PREFERRED STOCK:
      $0.01 par value. Issued and outstanding 1,500 shares at
      June 30, 1996 and June 30, 1995
      (aggregate involuntary liquidation value $1,500,000)           1,500      1,500
                                                                   -------    -------
STOCKHOLDERS' EQUITY:
      Preferred stock, $0.01  par value.  Issued and outstanding
        370 shares at  June 30, 1996 and 0 at  June 30, 1995            --         --
          (aggregate liquidation value $3,906,000)
      Common stock, $0.005 par value, authorized 40,000,000
        shares. Issued and outstanding 20,469,776 shares
        at June 30, 1996 and 18,176,858 at June 30, 1995               102         91
      Additional paid-in capital                                    51,389     39,500
      Accumulated deficit                                          (35,179)   (29,958)
      Currency translation adjustment                                 (666)      (508)
                                                                   -------    -------
TOTAL STOCKHOLDERS' EQUITY                                          15,646      9,125
                                                                   -------    -------

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL LIABILITIES, REDEEMABLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY                                    23,367     13,788

See accompanying notes to consolidated financial statements.

                    APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED JUNE 30

                                       1996           1995           1994
                                       $000           $000           $000
                                       ----           ----           ----
Sales                                14,157         11,264          9,614
Other operating income                1,865            462            542
                                -----------    -----------    -----------
TOTAL REVENUE                        16,022         11,726         10,156
Cost of sales                        (6,353)        (3,258)        (3,526)
                                -----------    -----------    -----------
GROSS PROFIT                          9,669          8,468          6,630
Selling, general and
  administrative expenses           (11,177)        (5,421)        (3,496)
Research expenses                    (2,294)        (1,840)          (737)
Depreciation and amortization          (819)          (767)          (582)
                                -----------    -----------    -----------
OPERATING (LOSS)/INCOME              (4,621)           440          1,815
Foreign exchange gain/(loss)              3            (49)           (30)
Interest income                         317            148            159
Interest expense                       (133)            (2)            (3)
                                -----------    -----------    -----------
(LOSS)/INCOME BEFORE
  TAX EXPENSE                        (4,434)           537          1,941
Tax expense                            (285)          (254)          (185)
                                -----------    -----------    -----------
NET (LOSS)/INCOME                    (4,719)           283          1,756

NET (LOSS)/EARNINGS
  PER SHARE                          ($0.27)         $0.01          $0.09

WEIGHTED AVERAGE SHARES          19,091,664     18,201,562     18,787,320

See accompanying notes to consolidated financial statements.

                    APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Preferred            Common     Additional  Accumulated    Currency
                                           Stock              Stock       Paid-In      Deficit     Translation
                                                                          Capital                  Adjustment     TOTAL
                                        Shares  $000       Shares  $000     $000        $000          $000         $000
                                        ------  ----       ------  ----     ----        ----          ----         ----
Balance at July 1, 1993                  1,145    --   16,838,727    84    39,391      (31,742)       (764)       6,969
Issue of common stock provided
 for in 1993                                --    --      935,000     5        (5)          --          --           --
Conversion of preferred stock
 to common stock                        (1,145)   --      327,131     2        (2)          --          --           --
Common stock issued for cash on
 exercise of options and warrants           --    --       55,000    --        69           --          --           69
Net income for the year                     --    --           --    --        --        1,756          --        1,756
Preferred dividend paid and provided        --    --           --    --        --         (127)         --         (127)
Arising on translation during the year      --    --           --    --        --           --          97           97
                                        ------  ----   ----------  ----    ------      -------        ----       ------
Balance at June 30, 1994                    --    --   18,155,858    91    39,453      (30,113)       (667)       8,764
Common stock issued for cash on
 exercise of options and warrants           --    --       21,000    --        47           --          --           47
Net income for the year                     --    --           --    --        --          283          --          283
Preferred dividend paid and provided        --    --           --    --        --         (128)         --         (128)
Arising on translation during the year      --    --           --    --        --           --         159          159
                                        ------  ----   ----------  ----    ------      -------        ----       ------
Balance at June 30, 1995                    --    --   18,176,858    91    39,500      (29,958)       (508)       9,125
Common stock granted to officers            --    --       15,326    --        --           --          --           --
Common stock issued for cash on
 exercise of options and warrants           --    --      533,163     2     1,513           --          --        1,515
Common stock issued for cash
 under agreement with NSK                   --    --      315,408     2     1,998           --          --        2,000
Preferred stock issued for cash            895    --           --    --     8,213           --          --        8,213
Conversion of preferred stock to
 common stock including dividends
 issued as common stock                   (525)   --    1,429,021     7       165         (172)         --           --
Preferred dividend paid and provided        --    --           --    --        --         (330)         --         (330)
Net loss for the year                       --    --           --    --        --       (4,719)         --       (4,719)
Arising on translation during the year      --    --           --    --        --           --        (158)        (158)
                                        ------  ----   ----------  ----    ------      -------        ----       ------
Balance at June 30, 1996                   370    --   20,469,776   102    51,389      (35,179)       (666)      15,646

See accompanying notes to consolidated financial statements.

                    APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED JUNE 30

                                                                            1996       1995       1994
                                                                            $000       $000       $000
                                                                            ----       ----       ----
Cash flows from operating activities:
  Net (loss)/income                                                       (4,719)       283      1,756
  Adjustments to reconcile net (loss)/income to net cash
   (used in)/provided by operating activities:
      Depreciation and amortization                                          819        767        582
      Loss on sale of equipment                                               14        129       --
      Deferred income tax benefit                                             (6)       (81)       (16)
      Changes in assets and liabilities:
          (Increase)/decrease in trade accounts receivable                (3,569)      (468)       472
          (Increase)/decrease in inventories                                (310)    (1,345)        32
          Increase in other assets                                          (211)      (124)      (169)
          Decrease/(increase) in amounts due from affiliated companies       606       (614)       256
          Increase/(decrease) in taxes payable                                 7        232       (208)
          Increase/(decrease) in accounts payable and accrued expenses       611        540       (239)
          (Decrease)/increase in amounts due to affiliated companies        (126)       (91)       150
          Increase/(decrease) in other liabilities                           282         33        (77)
                                                                         -------    -------    -------
Net cash (used in)/provided by operating activities                       (6,602)      (739)     2,539
                                                                         -------    -------    -------
Cash flows from investing activities:
  Acquisitions of property and equipment                                    (700)    (1,269)      (337)
  Proceeds on sale of equipment                                             --           19       --
  Patent costs and licensed technology                                    (1,026)      (393)      (323)
                                                                         -------    -------    -------
Net cash used in investing activities                                     (1,726)    (1,643)      (660)
                                                                         -------    -------    -------
Cash flows from financing activities:
  Dividends paid                                                            (133)      (120)      (192)
  Decrease in bank overdraft                                                --         --         (289)
  Notes payable proceeds/(repayments)                                         23         (6)       (13)
  Capital lease (repayments)/proceeds                                       (186)       721       --
  Long term loan proceeds                                                  2,000       --         --
  Proceeds from issuance of preferred stock                                8,213       --         --
  Proceeds from issuance of common stock                                   3,515         47         69
                                                                         -------    -------    -------
Net cash provided by/(used in) financing activities                       13,432        642       (425)
                                                                         -------    -------    -------

Net increase/(decrease) in cash and cash equivalents                       5,104     (1,740)     1,454
Cash and cash equivalents at beginning of year                             3,337      5,048      3,571
Effect of exchange rate movement                                             (10)        29         23
                                                                         -------    -------    -------
Cash and cash equivalents at end of year                                   8,431      3,337      5,048
                                                                         -------    -------    -------

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

       As of June 30, 1996, Burns Philp & Company Limited ("BP") owned 11,583,837 shares of the Company's common stock, which constitutes approximately 57% of the issued and outstanding shares of common stock. BP is a leading global food manufacturer and marketer.

       The financial results for Aplin and Barrett Limited ("A&B"), a wholly-owned UK company, are included in the accompanying financial statements. A&B's principal activities are the manufacture and marketing of food preservatives, cheese starter cultures and other ingredients for the dairy industry. Most of the dairy starter cultures sold by the Company are manufactured by Mauri Laboratories, a BP company, and A&B acts as a distributor for Mauri. Mauri also acts as a distributor for A&B in Australia. In June 1996, Mauri Laboratories was sold to Gist-brocades NV ("Gist") of the Netherlands. Gist has notified the Company that the distributorship for dairy starter cultures will be terminated, effective September 11, 1996.

       In October 1995, the Company acquired an exclusive license from a division of Orion Corporation ("Orion"), the largest pharmaceutical company in Finland, to sell Orion's patented salt alternative in the US. The Company began selling the salt alternative in April 1996, under the trademark Cardia(TM) Salt Alternative.

       The Company has developed a moistened towel using an Ambicin N (nisin)-based formulation that is for use in preparing dairy cows for milking. The Company launched the product under its trademark Wipe Out(TM) Dairy Wipes on a test basis in February 1996, and nationally in April 1996.

       The Company signed an agreement with Nippon Shoji Kaisha, Ltd. (NSK) of Osaka, Japan in March 1996, in which NSK acquired the right to develop and market nisin in Japan and certain Asian countries for the treatment of hospital-acquired infections and infections of the colon. Under the agreement, NSK purchased $2 million of newly-issued common stock of the Company at $6.34 per share, a 31% premium to the then existing price of the stock. In addition, NSK loaned $2 million to the Company that, under certain circumstances can be repaid in common stock valued at the market price at the time of repayment, and agreed to make research and milestone payments to the Company. Upon commercialization, NSK will pay royalties to the Company. The Company issued to NSK warrants to purchase 315 thousand shares of the Company's common stock as part of this transaction.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

       c)    Inventories

             Inventories are valued at the lower of cost (first-in, first-out, including attributable overhead expenditure) or market value, and consist of:

                                                       1996     1995
                                                       $000     $000
                                                       ----     ----
                           Raw materials                240      144
                           Work in process              960    1,262
                           Finished products          1,888    1,459
                                                      -----    -----
                                                      3,088    2,865

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

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       e)    Patent Costs and Licensed Technology

             Patent costs and licensed technology have been capitalized and are being amortized on a straight-line basis over periods ranging from nine months to fifteen years.

       f)    Research and Development

             Research and development costs are expensed as incurred.

       g)    Net (Loss)/Earnings Per Share

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

             Common stock equivalents are not included in the computation of average shares outstanding for the year ended June 30, 1996 because the effect of such inclusion would be to decrease the loss per share.

                                                                               1996               1995              1994
                                                                               ----               ----              ----
                                                                    (No. of shares)     (No. of shares)   (No. of shares)
             Average shares outstanding                                 19,091,664          18,168,187        18,032,102
             Net effect of dilutive stock options                                -              33,375           755,218
                                                                        ----------          ----------        ----------
             Total average shares                                       19,091,664          18,201,562        18,787,320

                                                                              $000                $000              $000
                                                                              ----                ----              ----
             Net (loss)/income                                              (4,719)                283             1,756
             Preferred stock dividend                                         (502)               (128)             (127)
                                                                        ----------          ----------        ----------
             Net (loss)/income attributable
                to common stockholders                                      (5,221)                155             1,629
             Net (loss)/earnings per share
                of common stock                                             ($0.27)              $0.01             $0.09


       h)    Foreign Currencies

             Transactons in currencies other than the local currency are recorded at the rate at the date of the transaction. Balances denominated in currencies other than the local currency are translated at the exchange rate at the balance sheet date.

             Assets and liabilities of the Company's foreign subsidiary are generally translated at current rates, and related translation adjustments are reported as a component of stockholders' equity. Statement of operations accounts are translated at the average rates of exchange reported during the year. Stockholders' equity amounts are translated at historical rates, and variances from the balance sheet rate are recorded as currency translation adjustment.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       i)    Taxation

             The Company accounts for deferred taxes using the liability method.

       j)    Use of Estimates

             The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       k)    Reclassifications

             Certain reclassifications have been made to the prior year's financial statements to conform with the current year's presentation.

3.     PROPERTY AND EQUIPMENT

                                                                                           1996                1995
                                                                                           $000                $000
                                                                                           ----                ----
              Cost: Land                                                                    110                 113
                    Buildings and building improvements                                   1,083               1,198
                    Plant and other assets                                                5,898               5,321
                    Leased assets:
                        Furniture and fixtures                                              195                 179
                        Office equipment                                                    171                  84
                    Machinery and equipment                                                 917                 647
                                                                                         ------              ------
                                                                                          8,374               7,542
         Accumulated depreciation and amortization                                       (4,493)             (4,096)
                                                                                         ------              ------
         Net book value                                                                   3,881               3,446

4.     CAPITAL LEASES

       On June 30, 1995 and December 31, 1995, the Company entered into agreements to lease certain lab and office equipment. The terms of the leases met the criteria for capitalization under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Accordingly, the leases have been classified as capital leases in the accompanying financial statements. The lease agreements contain a purchase option whereby at the expiration of the lease the Company may purchase the leased assets at the estimated fair market value. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments.

             Year ending June 30:                               $ 000
                                                                -----
                  1997                                           348
                  1998                                           348
                  1999                                           301
                  2000                                           286
                  2001                                            38
                                                               -----
                  Total minimum lease payments                 1,321
                  Less amounts representing interest            (221)
                                                               -----
                  Present value of net minimum lease payments  1,100

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.     CAPITAL LEASES (continued)

       The obligation is secured by the leased assets and is guaranteed by BP to the extent of BP's ownership in the company.

       This obligation is reflected in the balance sheet at June 30, 1996, as current and non-current obligations of $192,000 and $908,000, respectively.

5.     NOTES PAYABLE

       In connection with the purchase of an automobile, the Company borrowed approximately $25,000 in December 1992. This loan was repaid on disposal of the automobile in May 1996.

       In connection with the purchase of a telephone system, the Company borrowed approximately $35,000 in November 1995. This loan bears interest at a rate of 6% and matures in November 1999. The payments on the loan approximate $800 per month.

6.     LONG TERM DEBT

       In March 1996, as part of a research collaboration with Nippon Shoji Kaisha of Japan, the Company has secured a loan of $2 million. This loan bears interest at a rate of 5%, and matures in March 1999. Interest is payable quarterly and principal payment is due in full upon maturity.

7.     BANK LINE OF CREDIT

       The Company maintains a line of credit for working capital purposes in the UK of GBP 300,000 (at June 30, 1996 rate = $462,000) and pays interest on outstanding balances at the rate of 1% over Barclays Bank plc base rate. The arrangement expires in October 1996 and is reviewed for renewal on an annual basis. The facility was not being used at June 30, 1996. This line of credit includes an annual fee of approximately $1,000.

8.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       The following items are included in accounts payable and accrued expenses:

                                                    1996                1995
                                                    $000                $000
                                                    ----                ----
                  Accounts payable                   814                 837
                  Accrued expenses                 1,075                 469
                                                   -----              ------
                                                   1,889               1,306

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.     PREFERRED STOCK

       The Company is authorized to issue up to 5,000,000 shares of preferred stock, with a $0.01 par value, in one or more series and to fix the powers, designations, preferences and rights of each series. In October 1995, the Company issued 895 shares of non-voting, Series C preferred stock for $10,000 per share. These shares are convertible into common stock of the Company at the lower of $5.25 per share or 85% of the average closing bid price for the common stock of the Company for the five trading days immediately preceding the date of conversion, and bear an 8% dividend payable in common stock of the Company on the same basis as the preferred stock at the time of conversion. The Company has the right to redeem the preferred stock for cash upon receipt of a notice of conversion. All preferred stock outstanding on October 13, 1998 will automatically convert into common stock of the Company. As of June 30, 1996, there were 370 shares of the preferred stock outstanding. Dividends payable at June 30, 1996 were approximately $197,000.

       The outstanding issue of 1,500 shares of non-voting, non-convertible preferred stock at June 30, 1996, 1995 and 1994 is entitled to cumulative annual dividends at the prime rate of Citibank NA in effect from time to time payable in quarterly installments commencing January 1, 1993. These shares are mandatorily redeemable at $1,000 per share plus accrued dividends on consummation by the Company of a public offering of its securities for cash on Form S-1 or an equivalent form. Dividends payable on this stock at June 30, 1996 were approximately $34,000, which were paid in July.

       The Company's previous issue of 1,145 shares of non-voting preferred stock which was outstanding at June 30, 1993 was converted into common stock in September 1993. Each share of preferred stock which had a value of $1,000 was converted in accordance with the terms of the preferred stock offering at a conversion price of $3.50 per share of common stock into 285.7 shares of common stock.

10.    CAPITAL STOCK

       The Company had outstanding warrants for the purchase of its common stock as follows:

                                             Number of          Exercise price
                                              warrants            per share
                                             ---------          --------------
         Balance at July 1, 1993             1,373,368            $1.25-$6.00
         Issued                                 50,000                 $4.625
         Expired                               (20,000)                 $1.25
         Exercised                             (25,000)                 $1.25
                                            ----------
         Balance at June 30, 1994            1,378,368            $1.25-$6.00
         Exercised                              (3,000)                 $1.25
                                            ----------
         Balance at June 30, 1995            1,375,368            $1.25-$6.00
         Issued                                591,789           $3.125-$6.75
         Expired                               (52,000)           $1.25-$2.00
         Exercised                            (236,663)          $1.25-$4.375
                                            ----------
         Balance at June 30, 1996            1,678,494            $1.25-$6.75

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.    CAPITAL STOCK (continued)

       At June 30, 1996, 1,881,567 shares were issuable upon exercise of the above warrants. All such warrants were available to be exercised immediately. The warrants expire between 1996 and 2003. Certain of the warrants include anti-dilution clauses.

       On April 10, 1986, the Company adopted a Nonqualified Stock Option Plan whereby options to purchase 250,000 shares of the Company's common stock may be granted to consultants and Business Advisory Board and Scientific Advisory Board members.

       The Company adopted three Incentive Stock Option Plans ('Incentive Plans') whereby options to purchase an aggregate of 3,750,000 shares of the Company's common stock may be granted to officers, directors, employees, consultants and others who render services to the Company. The exercise price per share for the options granted under the Incentive Plans may not be less than the fair value of the Company's common stock on the date of grant. The options expire between 1996 and 2004.

       A summary of stock option activity related to the Company's stock option plans is as follows:

                                           Number of           Exercise price
                                            options              per share
                                           ---------           --------------
         Balance at July 1, 1993           1,163,250            $1.25-$4.875
         Issued                               64,000                   $4-$6
         Expired                            (217,500)           $1.25-$4.875
         Exercised                           (30,000)                  $1.25
                                          ----------
         Balance at June 30, 1994            979,750             $1.25-$6.00
         Issued                              560,000            $3.00-$3.625
         Exercised                           (18,000)            $1.25-$2.56
                                          ----------
         Balance at June 30, 1995          1,521,750             $1.25-$6.00
         Issued                              577,370            $1.50-$7.688
         Expired                             (19,750)            $1.25-$2.56
         Exercised                          (296,500)           $1.25-$5.063
         Cancelled                           (49,960)           $1.50-$2.875
                                          ----------
         Balance at June 30, 1996          1,732,910            $1.25-$7.688

       Each of these options are entitled to one share of common stock, and 1,031,100 of these options are exercisable at June 30, 1996.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.    SEGMENT REPORTING

       a)    Significant customers

             There were no significant unaffiliated customers comprising over 10% of sales during the years 1996, 1995 and 1994. Sales to affiliated companies represented 12%, 19%, and 26% of consolidated sales in 1996, 1995, and 1994.

       b)    Information about the Company's Operations in Different
             Geographic Areas

             Year ended June 30, 1996

                                                   United         United        Adjustments
                                                   States        Kingdom     & Eliminations      Consolidated
                                                    $000           $000           $000               $000
                                                  --------       --------    --------------      ------------
             Sales to unaffiliated customers         1,543         10,671                 -            12,214
             Transfer between geographic areas       2,824            318            (3,142)                -
             Sales to affiliated customers              -           1,943                 -             1,943
             Other income                            1,788             77                 -             1,865
                                                   -------        -------           -------           -------

             Total Revenue                           6,155         13,009            (3,142)           16,022
                                                   -------        -------           -------           -------
             Operating (loss)/profit                (5,384)           786               (23)           (4,621)
                                                   -------        -------           -------           -------
             Identifiable assets                    16,005         11,443            (4,081)           23,367
                                                   -------        -------           -------           -------

             Year ended June 30, 1995

             Sales to unaffiliated customers             6          9,141                 -             9,147
             Transfer between geographic areas       3,635              -            (3,635)                -
             Sales to affiliated customers              -           2,117                 -             2,117
             Other income                              296            166                 -               462
                                                   -------        -------           -------           -------
             Total revenue                           3,937         11,424            (3,635)           11,726
                                                   -------        -------           -------           -------
             Operating (loss)/profit                   (88)           528                 -               440
                                                   -------        -------           -------           -------
             Identifiable assets                     6,673          9,207            (2,092)           13,788

             Year ended June 30, 1994

             Sales to unaffiliated customers            52          7,080                 -             7,132
             Transfer between geographic areas       4,022            (42)           (3,980)                -
             Sales to affiliated customers              -           2,482                 -             2,482
             Other income                              301            241                 -               542
                                                   -------        -------           -------           -------
             Total revenue                           4,375          9,761            (3,980)           10,156
                                                   -------        -------           -------           -------
             Operating profit                        1,779             19                17             1,815
                                                    -------        -------           -------           -------
             Identifiable assets                     6,147          6,627              (966)           11,808


                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.    SEGMENT REPORTING (continued)

       b) Information about the Company's Operations in Different Geographic Areas continued

             Transfers between geographic areas are accounted for as arms-length transactions. Operating profit is total revenue less operating expenses. Identifiable assets are those assets which are identifiable with the operations in each geographic area.

             Of the US sales to unaffiliated customers there were no export sales.

             Sales of the UK operation to unaffiliated customers by geographical area were as follows:

                                  1996             1995              1994
                                  $000             $000              $000
                                  ----             ----              ----
             North America       1,164              585               685
             Europe              5,128            4,816             3,531
             South America       2,423            1,983             1,497
             Other               1,956            1,757             1,367
                                ------            -----             -----
                                10,671            9,141             7,080

       c)    Industry

             The Company's business and that of A&B have been in a single industry segment - the research, development, production and marketing of antimicrobial proteins and dairy ingredients for various applications. In April 1996, the Company began selling a salt alternative as a Special Dietary Food that may help in the dietary management of blood pressure.

12.    RELATED PARTY TRANSACTIONS

       a)    Transactions with affiliated companies were as follows:

                                                                     1996           1995          1994
                                                                     $000           $000          $000
                                                                     ----           ----          ----
             Sales to subsidiaries of common parent:
             Mauri Laboratories Pty. Ltd (1)                        1,939          2,117         2,107
             Burns Philp Food Inc.                                      -              -           375

             Purchases from subsidiary of common parent:

             Mauri Laboratories Pty. Ltd (1)                        1,430            832           528

             Income from manufacturing on behalf of associate
               of parent:

             Imperial Biotechnology Ltd (2)                            -              77            36


             Management fees received from subsidiaries of
               common parent:

             Burns Philp (UK) Plc                                      74             75            67
             Burns Philp R&D Ltd                                       -              -             28

             Loan interest received from subsidiaries of
               common parent:

             Burns Philp Inc.                                          79             63            48
             Burns Philp (UK) Plc                                      -              -             16

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.    RELATED PARTY TRANSACTIONS (continued)

             (1) Mauri Laboratories Pty. Ltd ceased to be an affiliate on June 14, 1996.

             (2) Imperial Biotechnology Ltd., ceased to be an affiliate on December 12, 1995.

             From time to time the Company advances money to affiliated companies. Interest received on these advances is as shown above.

                  In addition, the Company periodically incurs expenditures on behalf of affiliated companies for which it is reimbursed and reimburses affiliates for expenditures incurred on its behalf.

                  The Company paid an affiliate $20,000 during fiscal year 1995 for rent of office space and facilities (1994 $38,000).


         b)       Amounts due from/(to) affiliated companies were as follows:

                                                               1996              1995
                                                               $000              $000
                                                               ----              ----
                  Subsidiaries of common parent:

                  Burns Philp (UK) Plc                            -               (10)
                  Mauri Laboratories Pty. Ltd                     -               446
                                                          ---------            ------
                                                                  -               436
                  Disclosed as:

                  Due from affiliated companies                   -               627
                  Due to affiliated companies                     -              (191)
                                                         ----------            ------
                                                                                  436

13.      INCOME TAXES

         The income tax expense consists of:

                                                               1996               1995              1994
                                                               $000               $000              $000
                                                               ----               ----              ----
         Current                                                291                335               201
         Deferred                                                (6)               (81)              (16)
                                                               ----               ----              ----
                                                                285                254               185

         Income tax expense attributed to pre-tax income differed from the amounts computed by applying the US federal statutory tax rate to pre-tax income as a result of the following:

                                                               1996               1995             1994
                                                               $000               $000             $000
                                                               ----               ----             ----
    Computed 'expected' tax expense                          (1,508)               188               679
    Increase/(reduction) in income taxes resulting from:

      Tax losses carried forward/(utilized)                   1,755                 86              (652)
      Lower tax rate on foreign earnings                         (8)               (16)               (1)
      State and local taxes                                      18                  -               140
      Other items                                                28                 (4)               19
                                                             ------               -----            -----
                                                                285                254               185

                                     F-17

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.      INCOME TAXES (continued)

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                                1996                 1995
                                                                                $000                 $000
                                                                                ----                 ----
        Deferred tax asset:

        Net operating loss carryforwards                                       3,807                2,118
        Less valuation allowance                                              (3,807)              (2,118)
                                                                              ------              -------
                                                                                   0                    0
        Deferred tax liability:
        Plant and equipment differences between
        depreciation and capital allowances                                     (192)                (230)
        Pension costs deductible as paid                                        (153)                (136)
        Other                                                                     (4)                  (1)
                                                                              ------              -------
                                                                                (349)                (367)

        Net deferred tax liability                                              (349)                (367)

        At June 30, 1996, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $11,200,000 which are available to offset future United States federal taxable income, if any, through 2011. Ultimate utilization/availability of such net operating losses may be significantly curtailed if a significant change in ownership occurs.

        In fiscal year ended June 30, 1996, the UK taxing authorities accepted certain income tax deductions taken by A&B for the fiscal years ended June 30, 1995, June 30, 1994, and June 30, 1993 relative to payments made by A&B to the Company, which they had previously questioned. No tax effect of any potential disallowance had been reflected in the consolidated financial statements.

        Pretax income of the Company and its source for the years ended June 30, 1996, 1995 and 1994 is as follows:

                 Year              Total             Foreign          Domestic
                 ----              -----             -------          --------
                 1994              1,941                61             1,880
                 1995                537               783              (246)
                 1996             (4,434)              727            (5,161)

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.     COMMITMENTS AND CONTINGENT LIABILITIES

        In July 1991, the Company entered into an exclusive license agreement whereby the Company received a license, with the right to sublicense, the use of a deodorant formulation. In exchange, the Company has agreed to pay royalties. Through June 30, 1996, the Company has not earned any revenue from these licenses.

        In October 1995, the Company entered into an exclusive license agreement whereby the Company received a license to sell a patented salt alternative in the United States. As a result, the Company is required to make royalty payments quarterly. Accrued royalty payments due as of June 30, 1996 amounted to $35,000.

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

        Under operating leases, the Company and A&B lease certain office and laboratory space in the US and the UK. These leases expire in the years 2002 and 2013. Payments under these leases were approximately $540,000 in 1996, $54,000 in 1995, and $49,000 in 1994. Future noncancellable minimum payments under these leases are as follows:

                                    Year                  $000
                                    ----                  ----
                                    1997                   540
                                    1998                   467
                                    1999                   453
                                    2000                   453
                                    2001                   453
                                    Thereafter             839
                                                        ------
                                    Total                3,205

15.      SUPPLEMENTAL CASH FLOW INFORMATION

                              1996              1995              1994
                              $000              $000              $000
                              ----              ----              ----
         Interest paid        104                  2                 3
         Taxes paid           266                103               373

16.      PENSION BENEFITS

         i) The Company participates in a defined benefit pension plan of Burns Philp Inc., an affiliated company, and the plan is called the 'Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees'. This plan provides retirement benefits based upon years of service, or a combination of employee compensation and years of service. Contributions payable to the plan were approximately $42,000 in 1996, $28,000 in 1995 and $11,000 in 1994.

         ii) A&B participates in a defined benefit pension plan of Burns Philp (UK) plc, an affiliated company called 'The Burns Philp (UK) plc Pension Plan'. The plan provides a pension of one sixtieth of final pensionable earnings for each year of service at a normal retirement age of 65. Pensionable earnings is basic salary less the basic UK state pension.
                  On death in service, a lump sum benefit of three times basic salary is paid. In addition, on death at any time, a spouse's pension of one-half of the pension (or prospective pension) becomes payable. There is a special category of membership, which is closed to new entrants, which provides a cash sum based on final salary and length of service at retirement.

                            APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.      PENSION BENEFITS (continued)

                  Employee Groups covered

                  Permanent UK employees who have completed six months service.

                  Funding policy

                  That the assets should be at least equal to the present value of obligations in respect of service to the valuation date taking account of the projected final earnings of active members.

                  Types of assets held

                  The investments comprise Managed Fund Units, and since October 1, 1991 have been managed by Pensions Management (SWF) Limited.

                  The funding status of the Burns Philp (UK) plc Pension Plan as of June 30, 1996 and 1995 is as follows:

                                                                                 1996              1995
                                                                                 $000              $000
                                                                                 ----              ----
                  Actuarial present value of benefit obligations:

                  Vested benefit obligation                                     (3,932)           (3,200)

                  Accumulated benefit obligation                                (4,289)           (3,490)

                  Projected benefit obligation for service
                    rendered to date                                            (5,101)           (4,152)
                  Plan assets at fair value                                      4,856             4,285

                  Plan assets (less than)/in excess of
                    projected benefit obligation                                  (245)              133
                  Unrecognized net loss                                            961               616
                  Unrecognized net transition asset                               (304)             (338)

                  Prepaid cost                                                     412               411

                  Of the above prepaid costs of $412,000 at June 30, 1996, $383,000 relates to A&B as determined by actuarial valuation, and is therefore included in the accounts of the Company. As of June 30, 1995, $395,000 of the prepaid costs related to A&B.

                  On termination of the plan these monies would be returned to the contributing companies.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.      PENSION BENEFITS (continued)

                  Net pension cost of the Burns Philp (UK) plc Pension Plan for 1996, 1995, and 1994 included the following components:

                                                   1996     1995       1994
                                                   $000     $000       $000
                                                   ----     ----       ----
                  Service costs - benefits
                  earned during the period         326       183         118
                  Interest cost on projected
                   benefit obligation              361       262         192
                  Actual return on plan assets    (416)     (292)       (222)
                  Net amortization and deferral      9        39          15

                  Net pension cost                 280       192         103

                  Of the above net pension costs of $280,000 at June 30, 1996, $181,000 relates to A&B as determined by actuarial valuation, and is therefore included in the accounts of the Company. For the years ended 1995 and 1994, all of the net pension costs relate to A&B.

                  Assumptions used in accounting for the pension plan as at June 30 1996, 1995 and 1994 were:

                                              1996        1995         1994
                                                %           %            %
                                               ---         ---          ---
                  Discount rate                 8           9            8
                  Rates of increase in
                   compensation levels          7           7            7
                  Expected return on assets    10          10           10

17.      RISKS AND UNCERTAINTIES

                  The Company buys certain of its inventories from single suppliers. Management believes that other suppliers could provide similar products at comparable terms. As a result, management believes a change in suppliers would not disrupt on-going operations and would not effect operating results adversely.

18.      SUBSEQUENT EVENTS

         In July 1996, B.P., the parent company with a 57% controlling ownership interest, sold off 1.4 million shares of the Company reducing its ownership to below 50%.

         On September 24, 1996 the Company signed a non-binding letter of intent to sell its nisin-based food preservative business to B.P. The transaction is expected to be completed in fiscal 1997. In fiscal 1996, the food preservative business accounted for approximately 49% of total assets and 75% of total sales of the Company. The Company retained exclusive rights to its nisin-based pharmaceutical and animal healthcare business.