Form 10-Q
period 1996-09-30
APPLIED MICROBIOLOGY INC
filed 1996-11-13
CIK 744962

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                                      10Q

For Quarter Ended:                                           September 30, 1996

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

        YES    X       NO
            -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.005        20,711,943 shares as of September 30, 1996
-----------------------------        ------------------------------------------

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                     INDEX


PART I                FINANCIAL INFORMATION                       PAGE
------                ---------------------

Item 1                Financial Statements (Unaudited)

                      Condensed Consolidated Balance
                              Sheets at September 30, 1996
                              and June 30, 1996                   3 - 4

                      Condensed Consolidated Statements of
                              Operations for the three months
                              ended September 30, 1996 and
                              September 30, 1995                      5

                      Condensed Consolidated Statement of
                              Changes in Stockholders' Equity
                              for the three months ended
                              September 30, 1996                      6

                      Condensed Consolidated Statements of
                              Cash Flows for the three months
                              ended September 30, 1996 and
                              September 30, 1995                      7

                      Notes to Condensed Consolidated
                              Financial Statements                    8


Item 2                Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                             10


PART II               OTHER INFORMATION
-------               -----------------

Item 5                Other Matters                                  13

Item 6                Exhibits and Reports on Form 8K                13


SIGNATURES                                                           13
----------

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30      June 30
                                                         1996           1996
                                                      (Unaudited)      (Note)
                                                         $'000         $'000
                                                         ------        ------
ASSETS

Current assets:

Cash and cash equivalents                                 4,606         8,431
Trade accounts receivable less allowance for
 doubtful accounts of $81,000 at September and
 at June                                                  5,098         5,356

Inventories                                               2,861         3,088
Prepayments and other current assets                      1,033           874
                                                         ------        ------

Total current assets                                     13,598        17,749

Property and equipment at cost less accumulated
 depreciation of $4,722,000 at September and
 $4,493,000 at June                                       4,068         3,881

Patent costs and licensed technology at cost less
 accumulated amortization of  $773,000 at
 September and $717,000 at June                           1,609         1,624

Other asset                                                 113           113
                                                         ------        ------

TOTAL ASSETS                                             19,388        23,367
                                                         ======        ======

See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                               September 30       June 30
                                                   1996             1996
                                                (Unaudited)        (Note)
                                                   $'000           $'000
                                                   -----           -----
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of note payable and lease
 obligation                                           175             195
Accounts payable and accrued expenses               2,222           1,889
Other liabilities                                      83             368
Dividends payable                                     326             231
Taxes payable                                         299             254
                                                  -------         -------

Total current liabilities                           3,105           2,937
Note payable and lease obligation                     894             935
Long term loan                                      2,000           2,000
Deferred taxes payable                                353             349
                                                  -------         -------

TOTAL LIABILITIES                                   6,352           6,221
                                                  -------         -------
REDEEMABLE PREFERRED STOCK
$0.01 par value.  Issued and outstanding
  1,500 shares at September and June
  (aggregate involuntary liquidation value
  $1,500,000)                                       1,500           1,500
                                                  -------         -------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value.  Issued
  and outstanding 316 at September and
  370 at June (aggregate liquidation value
  $3,400,000 at September and $3,906,000
  at June)                                              *               *
Common stock, $0.005 par value,
  authorized 40,000,000 shares.
  Issued and outstanding 20,711,943
  at September and 20,469,776 at June                 104             102
Additional paid-in capital                         51,674          51,389
Accumulated deficit                               (39,658)        (35,179)

Currency translation adjustment                      (584)           (666)
                                                  -------         -------

TOTAL STOCKHOLDERS' EQUITY                         11,536          15,646
                                                  -------         -------
TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY                     19,388          23,367
                                                  =======         =======

*Value less than $500.00
See notes to condensed consolidated financial statements
Note:   The Balance Sheet as of June 30, 1996 has been derived from the audited consolidated financial statements at that date.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                          September 30
                                                   1996                  1995
                                                  $'000                 $'000
                                                  ------                ------
Net Sales                                          4,235                 2,201
Other Operating Revenues                             131                    50
                                                  ------                ------

TOTAL REVENUES                                     4,366                 2,251
Cost of Sales                                     (2,489)               (1,149)
                                                  ------                ------

GROSS PROFIT                                       1,877                 1,102
Selling, General & Administrative Expenses        (4,605)               (1,523)
Research Costs                                    (1,400)                 (472)
Depreciation and Amortization                       (242)                 (186)
                                                  ------                ------

OPERATING LOSS                                    (4,370)               (1,079)
Interest Income                                       67                    20
Interest Expense                                     (37)                  (26)
                                                  ------                ------

LOSS BEFORE TAX EXPENSE                           (4,340)               (1,085)
Tax Expense                                          (45)                  (11)
                                                  ------                ------

NET LOSS                                          (4,385)               (1,096)
                                                  ------                ------

LOSS PER SHARE                                    ($0.21)               ($0.06)

See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                  Common    Additional  Accumulated   Currency
                                   Stock      Paid In     Deficit   Translation
                                              Capital                Adjustment
                                   $'000       $'000       $'000        $'000
                                  -------     -------     -------      -------
Balance at June 30, 1996              102      51,389     (35,179)        (666)
Common stock issued on
  exercise of options and
  warrants                              1         285          --           --
Conversion of preferred
  stock to common                       1          --          --           --
Net loss for the period                --          --      (4,385)          --
Redeemable preferred stock
  dividend provided                    --          --         (94)          --
Arising on translation during
  the period                           --          --          --           82
                                  -------     -------     -------      -------

Balance at September 30, 1996         104      51,674     (39,658)        (584)
                                  =======     =======     =======      =======

See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Three Months Ended
                                                            September 30
                                                          1996        1995
                                                         $'000       $'000
                                                        -------     -------
Cash flows from operating activities:
  Net loss                                               (4,385)     (1,096)
Adjustments to reconcile net loss
  to net cash used in operating activities:
        Depreciation and amortization                       242         186
        Other non-cash items                                 --          96
  Changes in assets and liabilities:
        Decrease in trade accounts receivable               299         432
        Decrease/(increase) in inventories                  253         (88)
        Increase in other assets                           (152)        (50)
        Increase in amounts due from
          affiliated companies                               --         (47)
        Increase in taxes payable                            44           7
        Increase/(decrease) in accounts
          payable and accrued expenses                      322        (530)
        Decrease in amounts due to affiliated
          companies                                          --        (114)
        (Decrease)/increase in other liabilities           (284)         11
                                                        -------     -------
Net cash used in operating activities                    (3,661)     (1,193)
                                                        -------     -------

Cash flows from investing activities:
  Acquisitions of property and equipment                   (344)       (295)
  Patent costs                                              (41)        (98)
                                                        -------     -------
Net cash used in investing activities                      (385)       (393)
                                                        -------     -------

Cash flows from financing activities:
  Dividends paid on redeemable preferred stock               --         (34)
  Increase in short term borrowing from
    affiliate                                                --       2,000
  Note payable repayments                                    --          (2)
  Capital lease obligation repayments                       (73)        (40)
  Proceeds from issuance of common stock                    287          18
                                                        -------     -------
Net cash provided by  financing activities                  214       1,942
                                                        -------     -------


Net (decrease)/increase in cash and cash equivalents     (3,832)        356
Cash and cash equivalents at beginning of period          8,431       3,337
Effect of exchange rate movement                              7          (3)
                                                        -------     -------
Cash and cash equivalents at end of period                4,606       3,690
                                                        =======     =======
Supplementary disclosure of cash flow information:
  Interest paid                                              37           2
  Tax paid                                                    0           4

See notes to condensed consolidated financial statements

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1996


Note A  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


Note B  Inventories

        The components of inventory consist of the following:

                            September 30    June 30
                                1996         1996
                               $'000        $'000
                               ------       ------

        Raw materials             306          240
        Work in progress          815          960
        Finished products       1,740        1,888
                               ------       ------

                                2,861        3,088
                               ------       ------


Note C  Preferred Stock Dividends

        Dividends payable are aproximately $240 thousand on Redeemable Preferred Stock and $86 thousand on Preferred Stock as of September 30, 1996.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                              SEPTEMBER 30, 1996



Note D  Loss per share

        Loss per share for the three months ended September 30, 1996 and September 30, 1995 is computed based on the weighted average number of shares actually outstanding. No common stock equivalents are included in the computation of average shares outstanding because the effect of such inclusion would be to increase earnings per share.


                                               3 months ended
                                                September 30
                                            1996            1995
                                        No. of Shares   No. of Shares
                                        -------------   -------------
        Average shares outstanding        20,590,860      18,181,495


                                              $'000       $'000
                                              -----      -----

        Net loss                              (4,385)     (1,096)
        Preferred stock dividend                 (94)        (33)
                                              ------      ------
        Net income attributable to common
          stockholders                        (4,479)     (1,129)
                                              ------      ------


        Loss per share of common stock        ($0.21)     ($0.06)

Note E  Pending Sale of Food Preservative Business

        On September 24, 1996, the Company signed a non-binding letter of intent to sell its nisin-based food preservative business to Burns Philp & Company Limited, an affiliate of the Company. The transaction is expected to be completed in December 1996. In the first quarter, the food preservative business accounted for approximately 59% of total assets and 63% of total sales of the Company. The Company will retain exclusive rights to its nisin-based pharmaceutical and animal healthcare business.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

At September 30, 1996, the Company had working capital of $10.5 million, including a cash balance of $4.6 million, compared to June 30, 1996 working capital of $14.8 million, including a cash balance of $8.4 million. The decrease in working capital and cash balance is primarily due to the net loss of $4.4 million recorded for the period (see Results of Operations below), partly offset by reductions in accounts receivable and inventories, and an increase in accounts payable.

In addition to the outflow from operations, cash was used for capital expenditures, patent costs, and payments supporting lease obligations. The largest portion of the capital expenditures was for additional nisin production capacity at an alternative site. The nisin produced at this site will eventually replace the higher cost nisin currently manufactured at our Beaminster, UK site.

Results of Operations

Sales

Sales in the quarter increased from the corresponding period in 1995 by 92%, to $4.2 million.

The percentage of sales included in the total by product group is:

                                    % of sales in quarter     % change
                                        1996      1995        96 vs. 95
                                        ----      ----        ---------

        Food preservative               41.2      64.0           23.8
        Animal hygiene products         12.5       6.4          278.6
        Dairy ingredients               22.0      29.2           44.6
        Cardia(TM) Salt Alternative     24.0      --            100.0
        Other                            0.3       0.4           55.6
                                       -----     -----          -----

                                       100.0     100.0           92.4
                                       -----     -----          -----


The increase in sales of food preservatives was largely due to abnormally low sales in first quarter 1995, when one of the Company's largest distributors substantially reduced purchasing levels in order to decrease inventories. First quarter 1995 sales for food preservatives were 31% below the same period in 1994.

Sales of animal hygiene products have increased due to the inclusion of a new product, Wipe Out, launched in February, 1996.

Sales of the lower margin dairy ingredients were up from the same period last year. However, the Company has discontinued its distribution of these products effective September 12, 1996.


Cardia, a special dietary food, was launched in April 1996, so there is no previous year comparative.

Cost of Sales

Cost of sales as a percentage of sales was 59%, compared with 52% in 1995. This increase is mainly due to a decrease in margins as the Company sold off some inventories of dairy ingredients at cost, because the Company is exiting its aforementioned distributorship for these products.

Research Costs

Research costs increased in the quarter by $0.9 million (197%) compared to the first quarter of 1995. The increase in cost is a function of the Company's increased commitment to pharmaceutical drug development.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased in the quarter by $3.1 million (202%). This was mainly due to continued marketing investment spending in support of the Company's two new products, Cardia and Wipe Out, both of which were launched early in calendar 1996.


Loss Before Tax Expenses

The Company recorded a loss before tax expense of $4.3 million in the three months ended September 30, 1996, compared with a loss of $1.1 million in the three months ended September 30, 1995.

Tax Expense

The Company has a tax expense, despite having a loss before tax expense. The expense is a result of taxes payable on the profits of its UK subsidiary.

Pending Sale of Food Preservative Business

On September 24, 1996 the Company signed a non-binding letter of intent to sell its nisin-based food preservative business to Burns Philp & Company Limited, an affiliate of the Company. The transaction is expected to be completed in December 1996. In the first quarter, the food preservative business accounted for approximately 59% of total assets and 63% of total sales of the Company. The Company will retain exclusive rights to its nisin-based pharmaceutical and animal healthcare business.

                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Report on Form 8-K


Exhibit 27  Financial Data Schedule.


No reports were filed on Form 8-K during the three months ended
September 30, 1996.

                   APPLIED MICROBIOLOGY, INC. AND SUBSIDIARY

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      APPLIED MICROBIOLOGY, INC.
                                      Registrant






Date: November 11, 1996               By: /s/ Fredric D. Price
      -------------------------           -------------------------------------
                                          Fredric D. Price
                                          President and Chief Executive Officer