Form 10-Q
period 1996-12-31
AMBI INC
filed 1997-02-14
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                                      10-Q

For Quarter Ended:                                             December 31, 1996

Commission File Number 001-12106

                                    AMBI INC.
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


                           APPLIED MICROBIOLOGY, INC.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]   NO [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.005          18,425,374 shares as of December 31, 1996
-----------------------------          -----------------------------------------

                                    AMBI INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                     PAGE
------   ---------------------                                     ----

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance
                  Sheets at December 31, 1996
                  and June 30, 1996                               3 - 4

         Condensed Consolidated Statements of
                  Operations for the three months and
                  six months ended December 31, 1996
                  and December 31, 1995                               5

         Condensed Consolidated Statement of
                  Changes in Stockholders' Equity
                  for the six months ended
                  December 31, 1996                                   6

         Condensed Consolidated Statements of
                  Cash Flows for the six months
                  ended December 31, 1996 and
                  December 31, 1995                                   7

         Notes to Condensed Consolidated
                  Financial Statements                           8 - 10

Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                      11-12

PART II  OTHER INFORMATION

Item 2   Changes in Securities                                       13

Item 6   Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                           14

                                    AMBI INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            December 31  June 30
                                                               1996        1996
                                                            (Unaudited)   (Note)
                                                               $'000      $'000
                                                               -----      -----
ASSETS

Current assets:

Cash and cash equivalents                                      8,917       8,431
Trade accounts receivable less allowance for
  doubtful accounts of $81,000 at December 31, 1996
  and at June 30, 1996                                         2,345       5,356
Inventories                                                      977       3,088
Prepayments and other current assets                           5,900         874
                                                              ------      ------
Total current assets                                          18,139      17,749

Property and equipment at cost less accumulated
  depreciation of $268,000 at December 31, 1996 and
  $4,493,000 at June 30, 1996                                  1,162       3,881
Patent costs and licensed technology at cost less
  accumulated amortization of $884,000 at December
  31, 1996 and $717,000 at June 30, 1996                       1,582       1,624
Other assets                                                      95         113
                                                              ------      ------
TOTAL ASSETS                                                  20,978      23,367
                                                              ======      ======

                                    AMBI INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                          December 31    June 30
                                                             1996         1996
                                                          (Unaudited)     (Note)
                                                             $'000        $'000
                                                             -----        -----
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of note payable and lease obligation           129          195
Accounts payable and accrued expenses                        5,199        1,889
Other liabilities                                                -          368
Dividends payable                                              425          231
Taxes payable                                                    -          254
                                                           -------      -------

Total current liabilities                                    5,753        2,937

Note payable and lease obligation, less
  current portion                                              226          935
Long term loan                                               2,000        2,000
Deferred taxes payable                                           -          349
                                                           -------      -------

TOTAL LIABILITIES                                            7,979        6,221
                                                           -------      -------
REDEEMABLE PREFERRED STOCK
$0.01 par value.  Issued and outstanding
  1,500 shares at December  31, 1996 and
  June 30, 1996 (aggregate involuntary
  liquidation value $1,500,000)                              1,500        1,500
                                                           -------      -------
STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.01 par
  value, issued and outstanding 280
  shares at December 31, 1996 and 370 shares at
  June 30, 1996                                                  *            *
Common stock, $0.005 par value,
  authorized 40,000,000 shares.
  Issued and outstanding 18,425,374
  at December 31, 1996 and 20,469,776
  at June 30, 1996                                              92          102
Additional paid-in capital                                  45,341       51,389
Accumulated deficit                                        (33,934)     (35,179)
Currency translation adjustment                                  -         (666)
                                                           -------      -------


TOTAL STOCKHOLDERS' EQUITY                                  11,499       15,646
                                                           -------      -------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY                              20,978       23,367
                                                           =======      =======

*Value less than $500.00
Note: The Condensed Consolidated Balance Sheet as of June 30, 1996 has been derived from the audited consolidated financial statements at that date.

                                    AMBI INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended           Six Months Ended
                                               December 31                December 31
                                            1996          1995        1996          1995
                                            ----          ----        ----          ----
Net Sales                                  3,863         3,042        8,098         5,243
Other Operating Revenues                     336            55          467           105
                                          -------       -------      -------       -------

TOTAL REVENUES                             4,199         3,097        8,565         5,348
Cost of Sales                             (1,164)       (1,341)      (3,653)       (2,490)
                                          -------       -------      -------       -------

GROSS PROFIT                               3,035         1,756        4,912         2,858
Selling, General & Administrative
  Expenses                                (4,402)       (1,733)      (9,007)       (3,256)
Research Costs                            (1,112)         (626)      (2,512)       (1,098)
Depreciation and Amortization               (241)         (172)        (483)         (358)
                                          -------       -------      -------       -------

OPERATING LOSS                            (2,720)         (775)      (7,090)       (1,854)
Interest Income                               42            98          109           118
Interest Expense                             (50)          (23)         (87)          (49)
Gain on Sale of Aplin & Barrett            8,648           -          8,648           -
                                          -------       -------      -------       -------

INCOME/(LOSS) BEFORE TAX EXPENSE           5,920          (700)       1,580        (1,785)
Tax Expense                                  (96)          (48)        (141)          (59)
                                          -------       -------      -------       -------

NET INCOME/(LOSS)                          5,824          (748)       1,439        (1,844)
                                          =======       =======      =======       =======


EARNINGS/(LOSS) PER SHARE

-Primary                                   $0.28       ($0.05)        $0.06       ($0.11)
-Fully Diluted                             $0.27       ($0.05)        $0.06       ($0.11)

                                    AMBI INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                  Common     Additional   Accumulated   Currency       Total        Common
                                   Stock       Paid In      Deficit    Translation                  Shares
                                               Capital                 Adjustment                 Outstanding
                                  $'000        $'000        $'000        $'000         $'000
                                 --------     --------      -------      -------      --------    -----------
Balance at June 30, 1996            102        51,389      (35,179)         (666)      15,646     20,469,776
Common stock issued on
  exercise of options and
  warrants                            1           293            -             -          294         91,212
Conversion of preferred
  stock to common stock               1                          -             -            1        284,386
Common shares returned
  by Burns Philp as part of
  Aplin & Barrett transaction       (12)       (6,341)           -             -       (6,353)    (2,420,000)
Net income for the period             -             -        1,439             -        1,439              -
Redeemable preferred stock
  dividend                            -             -          (64)            -          (64)             -
Convertible preferred stock
  dividend                            -             -         (130)            -         (130)             -
Arising on translation during
  the period                          -             -            -           538          538              -
Currency translation adjustment
  written-off in connection with
  Aplin & Barrett transaction         -             -            -           128          128              -
                                 ------       -------       ------       -------      -------     ----------
Balance at December 31, 1996         92        45,341      (33,934)          -         11,499     18,425,374
                                 ------       -------       ------       -------      -------     ----------

                                    AMBI INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                    December 31
                                                                               1996             1995
                                                                               $'000            $'000
                                                                               -----            -----
Cash flows from operating activities:
  Net income/(loss)                                                            1,439           (1,844)
Adjustments to reconcile net income/(loss)
  to net cash used in operating activities:
     Depreciation and amortization                                               483              358
     Gain on Sale of Aplin & Barrett                                          (8,648)              --
     Other non-cash items                                                         65               96
  Changes in assets and liabilities, net of effects from sale of subsidiary:
     (Increase)/decrease in trade accounts receivable                           (635)              41
     Decrease(increase) in inventories                                           275             (172)
     (Increase) in other assets                                                 (209)            (372)
     (Increase) in amounts due from
       affiliated companies                                                       --             (155)
     (Decrease)/increase in taxes payable                                       (254)              54
     Increase(decrease) in accounts payable and
       accrued expenses                                                        1,147             (513)
     Increase in amounts due to
       affiliated companies                                                       --               13
     Increase in other liabilities                                               189                3
                                                                              ------           ------
Net cash (used in) operating activities                                       (6,148)          (2,491)
                                                                              ------           ------
Cash flows from investing activities:
  Acquisitions of property and equipment                                        (754)            (744)
  Patent costs and licensed technology                                          (121)            (395)
  Cash received upon sale of subsidiary                                        8,000               --
                                                                              ------           ------
Net cash provided by/(used in) investing activities                            7,125           (1,139)
                                                                              ------           ------
Cash flows from financing activities:
  Dividends paid on redeemable preferred stock                                    --              (69)
  Note payable proceeds                                                           --               35
  Capital lease proceeds                                                         328              389
  Note payable repayments                                                         --               (4)
  Capital lease obligation repayments                                         (1,103)             (79)
  Proceeds from issuance of convertible
    preferred stock                                                               --            8,213
  Proceeds from issuance of common stock                                         294              375
                                                                              ------           ------

Net cash (used in)/provided by financing activities                             (481)           8,860
                                                                              ------           ------
Effect of exchange rate movement                                                 (10)             (19)
Net increase in cash and cash equivalents                                        486            5,211
Cash and cash equivalents at beginning of period                               8,431            3,337
                                                                              ------           ------
Cash and cash equivalents at end of period                                     8,917            8,548
                                                                              ======           ======
Supplementary disclosure of cash flow information:
  Interest paid                                                                   62                4
  Tax paid                                                                         0                4

                                    AMBI INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996

Note A    Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

Note B    Inventories

          The components of inventories consist of the following:

                                                 December 31         June 30
                                                    1996               1996
                                                   $'000              $'000
                                                   -----              -----

                  Raw materials                      -                  240
                  Work in progress                   270                960
                  Finished products                  707              1,888
                                                --------           --------
                                                     977              3,088
                                                --------           --------

Note C    Preferred Stock Dividends

          Dividends payable are approximately $64,000 on the Redeemable Preferred Stock and $361,000 on the Convertible Preferred Stock as of December 31, 1996.

                                    AMBI INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996


Note D    Earnings per share

Primary earnings per share for the three months and the six months ended December 31, 1996 are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options and warrants. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Earnings per share for the three months and six months ended December 31, 1995 do not include the exercise of stock options and warrants because the effect of such inclusion would be to increase earnings per share.

                                                  3 months ended                  6 months ended
                                                    December 31                     December 31
                                                 1996          1995              1996          1995
                                                   No. of Shares                   No. of Shares
                                                   -------------                   -------------
           Average shares outstanding         20,243,174    18,276,455        20,387,206    18,228,975
           Stock options and warrants            192,323             -           448,302             -
                                              ----------    ----------        ----------    ----------
           Total Average shares               20,435,497    18,276,455        20,835,508    18,228,975
                                              ----------    ----------        ----------    ----------
                                                   $'000         $'000             $'000         $'000
                                              ----------    ----------        ----------    ----------
           Net income/(loss)                       5,824          (748)            1,439        (1,844)
           Preferred stock dividend                 (100)         (168)             (194)         (201)
                                              ----------    ----------        ----------    ----------
           Net income/(loss) attributable to
             common stockholders                   5,724          (916)            1,245        (2,045)
                                              ==========    ==========        ==========    ==========
           Primary earnings/(loss) per share
             of common stock                       $0.28        ($0.05)            $0.06        ($0.11)

Fully diluted earnings per share for the three months and the six months ended December 31, 1996 are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options and warrants and the conversion of convertible preferred stock to common stock. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Earnings per share for the three months and six months ended December 31, 1995 do not include the exercise of stock options, warrants and the conversion of the convertible preferred stock to common stock because the effect of such inclusion would be to increase earnings per share.

                                                3 months ended                  6 months ended
                                                  December 31                     December 31
                                               1996          1995              1996          1995
                                                 No. of Shares                   No. of Shares
                                                 -------------                   -------------
         Average shares outstanding         20,243,174    18,276,455        20,387,206    18,228,975
         Stock options, warrants & conv.
           preferred                         1,286,955             -         1,344,683             -
                                            ----------    ----------       -----------   -----------
         Total Average shares               21,530,129    18,276,455        21,731,889    18,228,975
                                            ----------    ----------       -----------   -----------
                                                 $'000         $'000             $'000         $'000
                                            ----------    ----------       -----------   -----------
         Net income/(loss)                       5,824          (748)            1,439        (1,844)
         Preferred stock dividend                  (32)         (168)              (64)         (201)
                                            ----------    ----------       -----------   -----------
         Net income/(loss) attributable to
           common stockholders                   5,792          (916)            1,375        (2,045)
                                            ==========    ==========       ===========   ===========
         Fully diluted earnings/(loss)
         per share of common stock               $0.27        ($0.05)            $0.06         ($0.11)

                                    AMBI INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996

Note E    Sale of Aplin & Barrett

          The Company completed the sale of its UK-based food preservative business, Aplin & Barrett, Ltd., to Burns Philp & Company Ltd. on December 12, 1996. As a result, the operations of Aplin & Barrett are included in the financial statements through that date. Key terms of the transaction included the payment to AMBI of $13.5 million in cash, ($8.0 million paid on December 12, 1996 with the remaining $5.5 million to be paid on June 12, 1997), and the return of 2.42 million shares of AMBI common stock held by Burns Philp. In addition, Burns Philp has provided AMBI with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

Sales in the quarter increased from the corresponding period in 1995 by 27%, to $3.9 million and in the six months by 55% to $8.1 million. These increases are largely the result of sales of the new products Cardia(TM) Salt Alternative and Wipe Out(TM) Dairy Wipes. The Dairy ingredients business was discontinued during the quarter ended December 31, 1996.

The percentage of sales included in the total by product is:

                                     % of sales in second quarter     % change
                                          1996          1995          96 vs. 95
                                          ----          ----          ---------

      Food preservative                    58.8          69.2              7.6
      Dairy ingredients                     4.2          25.8            (79.3)
      Cardia(TM)Salt Alternative           26.3            -                *
      Wipe Out/Animal Health               10.1           4.4            289.7
      Other                                 0.6           0.6             38.9
                                         ------         -----           ------
      Total                               100.0         100.0             27.0
                                         ------         -----           ------

                                       % of sales in first half       % change
                                          1996          1995          96 vs. 95
                                          ----          ----          ---------

      Food preservative                    49.6          67.1             14.0
      Dairy ingredients                    13.5          27.2            (23.8)
      Cardia(TM)Salt Alternative           25.1            -                *
      Wipe Out/Animal Health               11.4           5.3            334.8
      Other                                 0.4           0.4             29.6
                                         ------         -----           ------
      Total                               100.0         100.0             54.5
                                         ------         -----           ------

* Product launched April, 1996.

Cost of Sales

Cost of sales as a percentage of sales for the quarter was 30.1%, compared with 44.1% in 1995 and in the six months 45.1%, compared with 47.5% in 1995. These decreases are due to the lower proportion of sales in lower margin dairy (Direct-Set) products and an increase in the sales of the higher margin Cardia Salt Alternative.


Selling, General, and Administrative Expenses ("S,G&A")

S,G&A expenses increased by $2.7 million (254%) for the three month period and $5.8 million (277%) for the six month period ended December 31, 1996. These increases are mainly due to the continued marketing investment spending in support of Cardia(TM) Salt Alternative, which was launched regionally in 1996 and nationally in January, 1997.

Research Costs

Research costs increased in the quarter by $0.5 million (78%), and in the six month period by $1.4 million (229%) compared to the same periods last year. These increases are a result of the Company's expansion in spending in support of pharmaceutical research projects.

Operating Loss

The Company recorded an operating loss of $2.7 million in the quarter ended December 31, 1996, compared with a loss of $0.8 million in the quarter ended December 31, 1995. In the six months ended December 31, 1996, the Company recorded an operating loss of $7.1 million, compared with a loss of $1.9 million in the six months ended December 31, 1995. The increase in the operating loss is mainly due to the continued marketing investment spending in support of Cardia(TM) Salt Alternative, which was launched regionally in 1996 and nationally in January, 1997.

Sale of Aplin & Barrett

The Company completed the sale of its UK-based food preservative business, Aplin & Barrett, Ltd., to Burns Philp & Company Ltd. on December 12, 1996. Key terms of the transaction included the payment to AMBI of $13.5 million in cash, ($8.0 million paid on December 12, 1996 with the remaining $5.5 million to be paid on June 12, 1997), and the return of 2.42 million shares of AMBI common stock held by Burns Philp. In addition, Burns Philp has provided AMBI with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. Aplin & Barrett Ltd. accounted for approximately 59% and 50% of the Company's total revenues during the three and six months ended December 31, 1996, respectively. Although the Company intends to concentrate its resources on increased marketing of its remaining product lines, the Company anticipates that total revenues will materially decrease in the near term as a result of the sale of Aplin & Barrett Ltd.

Income/(Loss) Before Tax Expenses

The Company recorded income before tax expenses of $5.9 million in the quarter ended December 31, 1996, compared with a loss of $0.7 million in the quarter ended December 31, 1995. In the six months ended December 31, 1996, the Company recorded income before tax expense of $1.6 million, compared with a loss of $1.8 million in the six months ended December 31, 1995. This income was due to the aforementioned gain on the sale of Aplin & Barrett.

Tax Expense

The Company's tax expense in the quarter and in the six months is a result of taxes on the profits of Aplin & Barrett. The Company does not expect to pay taxes on the gain resulting from the sale of Aplin & Barrett because the taxable gain is expected to be offset by operating losses for the year.

Financial Condition

As of December 31, 1996, the Company had working capital of $12.4 million, including a cash balance of $8.9 million, compared to June 30, 1996, working capital of $14.8 million, including a cash balance of $8.4 million. The decrease in working capital is primarily the result of the operating loss partially offset by the sale of Aplin & Barrett, which resulted in a payment to the Company of $8.0 million in cash on December 12, 1996 and a $5.5 million receivable from Burns Philp, which has been included in "Prepayments and other current assets".

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities

On December 10, 1996, the Company issued a Warrant to Preben Daltoft to purchase 12,500 shares of the Company's Common Stock at an exercise price of $2.625 per share, in exchange for services. The Warrant is immediately exercisable and expires on December 9, 1999. The Warrant was issued pursuant to the exemption in
Section 4(2) of the Securities Act of 1933.

Item 6 - Exhibits and Report on Form 8-K

Exhibit 27 - Financial Data Schedule

A Form 8-K, dated December 27, 1996, was filed during the three months ended December 31, 1996. Items reported included Item 2 and Item 7. Item 2 - Disposition of Assets, reviewed the sale of the Company's UK-based subsidiary, Aplin & Barrett Limited to Burns Philp & Company Limited. Item 7 - Financial Statements and Exhibits included pro forma financial information related to the sale.

                                    AMBI INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        AMBI INC.
                                                        ---------
                                                        Registrant


Date:__________________________        By: _____________________________________
                                           Fredric D. Price
                                           President and Chief Executive Officer