Form 10-Q
period 1997-03-31
AMBI INC
filed 1997-05-14
CIK 744962

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                                     10-Q

For Quarter Ended:                                               March 31, 1997

Commission File Number 001-12106

                                  AMBI INC.

-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


New York                                                             11-2653613

-------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation of organization)


771 Old Saw Mill River Road, Tarrytown, New York                          10591

-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                (914) 347-5767

-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    YES     X                   NO _______
                        --------
xxx

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005             18,649,073 shares as of March 31, 1997

                                  AMBI INC.

                                    INDEX


PART I             FINANCIAL INFORMATION                                 PAGE
------             ---------------------                                 ----

Item 1             Financial Statements (Unaudited)

                   Condensed Consolidated Balance
                       Sheets at March 31, 1997
                       and June 30, 1996                                 3 - 4

                   Condensed Consolidated Statements of
                       Operations for the three months and
                       nine months ended March 31, 1997
                       and March 31, 1996                                    5

                   Condensed Consolidated Statement of
                       Stockholders' Equity for the nine
                       months ended March 31, 1997                           6

                   Condensed Consolidated Statements of
                       Cash Flows for the nine months
                       ended March 31, 1997 and
                       March 31, 1996                                        7

                   Notes to Condensed Consolidated
                       Financial Statements                             8 - 10

Item 2             Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                      11 - 12

PART II            OTHER INFORMATION
-------            -----------------

Item 6             Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                                  14
----------

                                  AMBI INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31        June 30
                                                      1997            1996
                                                   (Unaudited)       (Note)
                                                      $'000          $'000
                                                      -----          -----
ASSETS

Current assets:

Cash and cash equivalents                             4,966          8,431
Trade accounts receivable less allowance for
 doubtful accounts of $67,000 at March 31, 1997
 and $81,000 at June 30, 1996                         1,255          5,356
Inventories                                             965          3,088
Prepayments and other current assets                  6,179            874
                                                     ------         ------

Total current assets                                 13,365         17,749

Property and equipment at cost less accumulated
 depreciation of $328,000 at March 31, 1997 and
 $4,493,000 at June 30, 1996                          1,162          3,881
Patent costs and licensed technology at cost less
 accumulated amortization of $971,000 at March 31,
 1997 and $717,000 at June 30, 1996                   1,699          1,624

Other assets                                             93            113
                                                     ------         ------


TOTAL ASSETS                                         16,319         23,367
                                                     ======         ======

See notes to condensed consolidated financial statements

                                  AMBI INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                                                    March 31        June 30
                                                      1997            1996
                                                   (Unaudited)       (Note)
                                                      $'000          $'000
                                                      -----          -----

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of note payable and lease
 obligation                                             129             195
Accounts payable and accrued expenses                 4,961           1,889
Other liabilities                                        --             368
Dividends payable                                       403             231
Taxes payable                                            --             254
                                                    -------         -------

Total current liabilities                             5,493           2,937

Note payable and lease obligation, less
 current portion                                        165             935
Long term loan                                        2,000           2,000
Deferred taxes payable                                   --             349
                                                    -------         -------

TOTAL LIABILITIES                                     7,658           6,221
                                                    -------         -------

REDEEMABLE PREFERRED STOCK
$0.01 par value.  Issued and outstanding
 1,500 shares at March 31, 1997 and
 June 30, 1996 (aggregate involuntary
 liquidation value $1,500,000)                        1,500           1,500
                                                    -------         -------

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.01 par value,
 issued and outstanding 238 shares at March 31,
 1997 and 370 shares at June 30, 1996                     *               *
Common stock, $0.005 par value, authorized
 40,000,000 shares. Issued and outstanding
 18,649,073 at March 31, 1997 and 20,469,776
 at June 30, 1996                                        92             102
Additional paid-in capital                           45,593          51,389
Accumulated deficit                                 (38,524)        (35,179)
Currency translation adjustment                          --            (666)
                                                    -------         -------


TOTAL STOCKHOLDERS' EQUITY                            7,161          15,646

                                                     ------         -------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY                       16,319          23,367
                                                     ======          ======

*Value less than $500.00
See notes to condensed consolidated financial statements


Note: The Condensed Consolidated Balance Sheet as of June 30, 1996 has been derived from the audited consolidated financial statements at that date.

                                  AMBI INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                     Three Months Ended       Nine Months Ended
                                          March 31                 March 31

                                     1997           1996      1997         1996
                                     ----           ----      ----         ----

Net Sales                           1,614          3,760     9,712        9,003
Other Operating Revenues              244          1,157       711        1,262
                                  -------        -------   -------      -------

TOTAL REVENUES                      1,858          4,917    10,423       10,265
Cost of Sales                        (449)        (1,518)   (4,102)      (4,008)
                                  -------        -------   -------      -------

GROSS PROFIT                        1,409          3,399     6,321        6,257
Selling, General & Administrative
  Expenses                         (5,109)        (3,155)  (14,116)      (6,411)
Research Costs                       (832)          (505)   (3,344)      (1,603)
Depreciation and Amortization        (147)          (184)     (630)        (542)
                                  -------        -------   -------      -------

OPERATING LOSS                     (4,679)          (445)  (11,769)      (2,299)
Interest Income                       210             86       319          204
Interest Expense                      (25)           (30)     (112)         (79)
Gain on Sale of Aplin & Barrett         -              -     8,648            -
                                  -------        -------   -------      -------

LOSS BEFORE TAX EXPENSE            (4,494)          (389)   (2,914)      (2,174)
Tax Expense                            (9)           (76)     (150)        (135)
                                  -------        -------   -------      -------


NET LOSS                           (4,503)          (465)   (3,064)      (2,309)
                                  =======        =======   =======      =======

LOSS PER SHARE                     ($0.25)        ($0.03)   ($0.17)      ($0.14)






See notes to condensed consolidated financial statements

                                  AMBI INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED MARCH 31, 1997
                                 (UNAUDITED)

                                                           Additional                     Currency
                                                  Common     Paid In       Accumulated   Translation                Common
                                                   Stock     Capital         Deficit      Adjustment     Total      Shares
                                                   $'000      $'000           $'000         $'000        $'000    Outstanding
                                                  -------  -----------    ------------   -----------     -----    -----------
Balance at June 30, 1996                            102      51,389         (35,179)        (666)        15,646    20,469,776
Common stock issued on exercise of options
 and warrants                                         1         435               -            -            436       157,626
Conversion of preferred stock to common stock         1         110               -            -            111       441,671
Common shares returned by Burns Philp as part of
 Aplin & Barrett transaction                        (12)     (6,341)              -            -         (6,353)   (2,420,000)
Net loss for the period                               -           -          (3,064)           -         (3,064)            -
Redeemable preferred stock dividend                   -           -             (96)           -            (96)            -
Convertible preferred stock dividend                  -           -            (185)           -           (185)            -
Arising on translation during the period              -           -               -          538            538             -
Currency translation adjustment written-off in
 connection with Aplin & Barrett transaction          -           -               -          128            128             -
                                                   ----      ------         -------         ----         ------     ----------
Balance at March 31, 1997                            92      45,593         (38,524)           -          7,161     18,649,073
                                                   ----      ------         -------         ----         ------     ----------
See notes to condensed consolidated financial statements

                                  AMBI INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                         Nine Months Ended
                                                              March 31
                                                           1997     1996
                                                          $'000    $'000
                                                          -----    -----
Cash flows from operating activities:
  Net loss                                               (3,064)  (2,309)


Adjustments to reconcile net loss to net cash used
 in operating activities:
     Depreciation and amortization                          630      542
     Gain on Sale of Aplin & Barrett                     (8,648)       -
     Other non-cash items                                    65       96
Changes in assets and liabilities, net of effects
   from sale of subsidiary:
     Decrease/(increase) in trade accounts receivable       455     (843)
     Decrease/(increase) in inventories                     287     (921)
     (Increase) in other assets                            (486)    (651)
     (Increase) in amounts due from affiliated
       companies                                              -   (1,011)
     (Decrease) in taxes payable                           (254)    (207)
     Increase in accounts payable and
       accrued expenses                                     909      524
     (Decrease) in amounts due to affiliated
       companies                                              -      (32)
     Increase in other liabilities                          189       69
                                                        -------   ------
Net cash used in operating activities                    (9,917)  (4,743)
                                                        -------   ------
Cash flows from investing activities:
  Acquisitions of property and equipment                   (783)    (880)
  Patent costs and licensed technology                     (355)    (800)
  Cash received upon sale of subsidiary                   8,000        -
                                                        -------   ------
Net cash provided by/(used in) investing
  activities                                              6,862   (1,680)
                                                        -------   ------
Cash flows from financing activities:
  Dividends paid on redeemable preferred stock                -     (102)
  Note payable proceeds                                       -       35
  Capital lease proceeds                                    328      389
  Note payable repayments                                     -       (8)
  Capital lease obligation repayments                    (1,164)    (138)
  Proceeds from issuance of convertible
    preferred stock                                           -    8,213
  Proceeds from issuance of common stock                    436      707
                                                        -------   ------
Net cash (used in)/provided by financing activities        (400)   9,096
                                                        -------   ------
Effect of exchange rate movement                            (10)     (51)
Net (decrease)/increase in cash and cash equivalents     (3,465)   2,622
Cash and cash equivalents at beginning of period          8,431    3,337
                                                        -------   ------

Cash and cash equivalents at end of period                4,966    5,959
                                                        =======   ======
Supplementary disclosure of cash flow information:
  Interest paid                                              87       79
  Tax paid                                                    9      337

See notes to condensed consolidated financial statements

                                  AMBI INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1997

Note A    Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
          Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
          (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.
          For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


Note B    Inventories

          The components of inventories consist of the following:

                                                March 31        June 30
                                                  1997            1996
                                                 $'000           $'000
                                                 -----           -----
          Raw materials                              -             240
          Work in progress                          90             960
          Finished products                        875           1,888
                                                   ---           -----
                                                   965           3,088
                                                   ---           -----


Note C    Preferred Stock Dividends

          Dividends payable are approximately $128,000 on the Redeemable
          Preferred Stock and $275,000 on the Convertible Preferred Stock as of
          March 31, 1997.


                               AMBI INC.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            MARCH 31, 1997

Note D    Loss per share

          Loss per share for the three months and the nine months ended
          March 31, 1997 and March 31, 1996 are computed based on the weighted average number of shares actually outstanding. No common stock equivalents are included in the computation of average shares outstanding because the effect of such inclusion would be to decrease the loss per share.


                                             3 months ended              9 months ended
                                                March 31                   March 31
                                            1997        1996           1997        1996
                                             No. of Shares               No. of Shares
                                             -------------               -------------
          Average shares outstanding     18,524,049  18,839,066     19,826,189  18,432,339
                                              $'000       $'000          $'000       $'000
                                              -----       -----          -----       -----
          Net loss                           (4,503)       (465)        (3,064)     (2,309)
          Preferred stock dividend              (87)       (182)          (281)       (383)
                                         ----------  ----------     ----------  ----------
          Net loss attributable
           to common stockholders            (4,590)       (647)        (3,345)     (2,692)
                                         ==========  ==========     ==========  ==========
          Loss per share of common stock     ($0.25)     ($0.03)        ($0.17)     ($0.14)


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

Note F    Subsequent Event


          On May 8, 1997, the Company completed a $4.5 million private placement of Convertible Preferred Stock. After expenses, the Company received net proceeds of approximately $4.2 million. The conversion rate is based on a number of factors, including, but not limited to, the date of conversion and the price of the Common Stock prior to the date of conversion. Any outstanding shares of Convertible Preferred Stock will automatically be converted into Common Stock on May 7, 1999. The Company has agreed to register the Common Stock issuable upon conversion. In connection with this private placement, the Company also issued Warrants to purchase 528,937 shares of Common Stock at $2.72 per share. Upon the satisfaction of certain conditions, the investors in this private placement will purchase an additional $3.5 million of Preferred Stock from the Company and will receive additional Warrants.

                                      AMBI INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    MARCH 31, 1997

Note G    Recently Issued Accounting Standards

          In February 1997, FASB issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

          SFAS No. 129 was issued in connection with SFAS No. 128 and specifies the required disclosures about capital structure. Both SFAS No. 128 and No. 129 are effective for financial statements for both interim and annual periods ending after December 31, 1997. It is not expected that the adoption of either of these statements will have a material impact on the Company's financial position or operating results.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------


The financial statements for the quarter excluded results of the Food Ingredients business that was sold on December 12, 1996

Revenues
--------

Revenues decreased from the corresponding period in 1996 by 62%, to $1.9 million. In the nine months revenues increased by 2% to $10.4 million. Revenues from the Company's ongoing operations increased by 50% to $1.9 million compared to $1.2 million for the third quarter of the previous year and by 228% to $5.3 million compared to $1.6 million for the first nine months of the previous year. These increases for ongoing operations are the result of sales of the new products Cardia(Trademark) Salt Alternative and Wipe Out(Trademark) Dairy Wipes.

The percentage of sales included in the total by product is:

                                       % of sales in third quarter   % change
                                          1997             1996      97 vs. 96
                                          ----             ----      ---------
     Food preservatives                    0.0             63.0       (100.0)
     Dairy ingredients                     0.0             11.9       (100.0)
     Cardia(Trademark) Salt Alternative   71.9              0.0          *
     Wipe Out/Animal Health               15.0              1.6        248.8
     Other                                13.1             23.5        (78.9)
                                         ------           ------       -------
     Total                               100.0            100.0        (62.2)
                                         ------           ------       -------

                                       % of sales in nine months     % change
                                          1997            1996       97 vs. 96
                                          ----            ----       ---------
     Food preservatives                   38.4            64.5         (39.5)
     Dairy ingredients                    10.5            19.7         (45.8)
     Cardia(Trademark) Salt Alternative   32.4             0.0            *
     Wipe Out/Animal Health               11.5             3.5         236.5
     Other                                 7.2            12.3         (40.9)
                                         ------          ------       -------
     Total                               100.0           100.0           1.5
                                         ------          ------       -------

* Product launched April, 1996.

Cost of Sales
-------------

Cost of sales as a percentage of sales for the third quarter was 27.8%, compared with 40.4% in 1996 and was 42.2% in the nine month period, compared with 44.5% for the nine month period in 1996. These decreases are due to the lower proportion of sales in lower margin Dairy ingredients and an increase in the sales of the higher margin Cardia(Trademark) Salt Alternative.

Selling, General, and Administrative Expenses ("S,G&A")
-------------------------------------------------------

S,G&A expenses increased by $2.0 million (62%) for the three month period and $7.7 million (120%) for the nine month period ended March 31, 1997. These increases are mainly due to the investment spending in support of Cardia Salt Alternative, which was introduced regionally in 1996 and nationally in January, 1997.

Research Costs
--------------

 Research costs increased in the quarter by $0.3 million (65%), and in the nine month period by $1.7 million (109%) compared to the same periods last year. These increases are a result of the Company's expansion in spending in support of pharmaceutical research projects.

Operating Loss
--------------

The Company recorded an operating loss of $4.7 million in the third quarter ended March 31, 1997, compared with a loss of $0.4 million in the third quarter ended March 31, 1996. In the nine months ended March 31, 1997, the Company recorded an operating loss of $11.8 million, compared with a loss of $2.3 million in the nine months ended March 31, 1996. The increase in the operating loss is mainly due to the investment spending in support of Cardia(Trademark) Salt Alternative, which was introduced regionally in 1996 and nationally in January, 1997.

Sale of Aplin & Barrett
-----------------------

The Company completed the sale of its UK-based food preservative business, Aplin & Barrett, Ltd., to Burns Philp & Company Ltd. on December 12, 1996. Key terms of the transaction included the payment to AMBI of $13.5 million in cash, ($8.0 million paid on December 12, 1996 with the remaining $5.5 million to be paid on June 12, 1997), and the return of 2.42 million shares of AMBI common stock held by Burns Philp. In addition, Burns Philp has provided AMBI with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. Aplin & Barrett Ltd. accounted for approximately 0% and 49% of the Company's total revenues during the three and nine months ended March 31, 1997, respectively. The Company anticipates that total revenues for the next three quarters will decrease as compared to the year-earlier quarters as a result of the sale of Aplin & Barrett Ltd.

Loss Before Tax Expense
-----------------------

The Company recorded a loss before tax expense of $4.5 million in the quarter ended March 31, 1997, compared with a loss of $0.4 million in the quarter ended March 31, 1996. In the nine months ended March 31, 1997, the Company recorded a loss before tax expense of $2.9 million, which included a gain of $8.6 million from the sale of Aplin and Barrett, Ltd., compared with a loss of $2.2 million in the nine months ended March 31, 1996.

Tax Expense
-----------

The Company's tax expense is largely a result of taxes on the profits of Aplin & Barrett. The Company does not expect to pay taxes on the gain resulting from the sale of Aplin & Barrett because the taxable gain is expected to be offset by operating losses for the year.

Financial Condition
-------------------

As of March 31, 1997, the Company had working capital of $7.9 million, including a cash balance of $5.0 million, compared to June 30, 1996 working capital of $14.8 million, including a cash balance of $8.4 million. The decrease in working capital is primarily the result of the operating loss partially offset by the sale of Aplin & Barrett, which resulted in a payment to the Company of $8.0 million in cash on December 12, 1996 and a $5.5 million receivable from Burns Philp, which has been included in "Prepayments and other current assets."

                         PART II - OTHER INFORMATION

Item 6 - Exhibits and Report on Form 8-K

Exhibit 27 - Financial Data Schedule

No reports were filed on Form 8-K during the three months ended March 31, 1997

                                  AMBI INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      AMBI INC.
                                                      ---------
                                                     Registrant




Date: May 14, 1997             By: /s/ Fredric D. Price
                                   -------------------------------------
                                   Fredric D. Price
                                   President and Chief Executive Officer