Form 10-K405
period 1997-06-30
AMBI INC
filed 1997-09-26
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 1997              Commission File Number 0-14983

                                    AMBI INC.
             (Exact Name of Registrant as Specified in its Charter)

   New York                                                11-2653613
----------------------------------------              ---------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number

771 Old Saw Mill River Road
Tarrytown, New York                                         10591
----------------------------------------                  ---------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number,
including Area Code:                                  (914) 347-5767
                                                      --------------

           Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock (par value $.005 per share)
                    ----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.005 per share)
                    ----------------------------------------
                                 Title of Class

                               Redeemable Warrants
                               -------------------
                                 Title of Class


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $30,058,163 as of September 22, 1997.

     The number of shares outstanding of Registrant's Common Stock as of September 22, 1997: 19,283,342.

                             FORM 10-K REPORT INDEX

10-K Part
and Item No.                                                                            Page No.
-----------------------------------------------------------------------------------------------
PART I

Item 1      Business ..................................................................    3
Item 2      Properties ................................................................   10
Item 3      Legal Proceedings .........................................................   10
Item 4      Submission of Matters to a Vote of Security Holders .......................   11


PART II

Item 5      Market Price of Registrant's Common Equity and
            Related Stockholder Matters ...............................................   12
Item 6      Selected Financial Data ...................................................   13
Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................................   14
Item 8      Financial Statements and Supplementary Data ...............................   18
Item 9      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure .......................................   18

PART III

Item 10     Directors and Executive Officers of the Registrant ........................   19
Item 11     Executive Compensation ....................................................   23
Item 12     Security Ownership of Certain Beneficial Owners
            and Management ............................................................   29
Item 13     Certain Relationships and Related Transactions ............................   30


PART IV

Item 14     Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K .......................................................   32

                                     PART I

Item 1.  BUSINESS

The Company

                  AMBI Inc. (the "Company") is a New York corporation which was incorporated on June 29, 1983. The Company currently concentrates its business in two areas: Pharmaceuticals and Nutrition Products. The Company engages in the following activities for these areas: research, development, manufacturing, and sales.

                  On December 12, 1996, the Company completed the sale of its UK-based food ingredients subsidiary, Aplin & Barrett Limited ("A&B") to Burns Philp & Company Limited ("BP") for $13.5 million in cash and the return to the Company of 2.42 million shares of the Company's Common Stock held by BP. In addition, BP provided the Company with a revolving line of credit of up to $2.5 million. Any borrowings under this line of credit can be forgiven under certain circumstances. As of the date of filing this Form 10-K, no amount has been drawn under this line of credit. The sale included the Company's nisin-based food preservative business. The Company retained exclusive rights to its nisin-based pharmaceutical and animal healthcare business. See Item 13. Certain Relationships and Related Transactions.

                  On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership. Nutrition 21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. The purchase price for the acquisition was $10,000,000 (the "Cash Purchase Price"), plus 500,000 restricted shares of Common Stock of the Company, and additional cash payments which are contingent upon the achievement of certain sales levels in the next four years. The Company will also pay royalties to the sellers on sales of certain patented products. Part of the Cash Purchase Price was provided pursuant to a Revolving Credit and Term Loan Agreement (the "Loan Agreement") with State Street Bank and Trust Company (the "Bank") and the remainder came from internal working capital. The loans bear interest at the Bank's prime rate plus one percent and are due February 1, 1998 unless extended pursuant to certain conditions set forth in the Loan Agreement.

Nutrition Products

         Nutrition Products may take the form of either foods or beverages and can include vitamins, minerals, enteral and parenteral supplements, other dietary supplements, healthy foods, functional foods, special dietary foods, medical foods, and are sometimes referred to colloquially as nutraceuticals.

         Medical Foods are foods that supply particular dietary needs or that may aid in the dietary management of diseases or conditions.

         In October, 1995, the Company acquired an exclusive license for a Medical Food from a division of Orion Corporation ("Orion"), the largest pharmaceutical company in Finland, to sell Orion's patented salt alternative in the United States. The Company began selling the salt alternative in April 1996 under the trademark Cardia(TM) Salt Alternative in Florida and Pennsylvania, and announced the national availability of Cardia Salt Alternative in January 1997. This product has significantly less sodium than regular salt and contains potassium and magnesium, essential minerals that may help in the dietary management of high blood pressure. High blood pressure, or hypertension, affects approximately 50 million Americans. The Company has conducted and is continuing to conduct clinical trials on Cardia Salt Alternative that demonstrate its safety and effectiveness as a dietary aid in the management of high blood pressure.

         The Company is evaluating other proprietary Nutrition Products in the areas of cardiovascular disease, diabetes, infectious disease, and gastrointestinal disorders.

         The Company markets Nutrition Products that are regulated by the 1994 Dietary Supplement Health and Education Act (DSHEA) and the Orphan Drug Act to physicians, pharmacists, dietitians, and patients, and supports the use of these products with data from clinical studies. In addition, the Company intends to conduct its own clinical studies to further strengthen the clinical and scientific rationale for these products.

         Nutrition 21

         Nutrition 21 develops, manufactures, and markets essential trace elements used primarily as ingredients in nutritional supplements. Currently, Nutrition 21's primary product is chromium picolinate, which is protected by 4 patents which cover the composition and its use as a dietary supplement. The composition patent is exclusively licensed for its duration to Nutrition 21 by the United States Department of Agriculture ("USDA"), and expires August 8, 2000. Nutrition 21 owns patents for the use of chromium picolinate in the management of high cholesterol, glucose control, and the conversion of fat to lean body mass, which patents expire in 2009. Chromium picolinate is marketed by Nutrition 21 under its registered trademark "Chromax." In addition, Nutrition 21 also markets zinc picolinate, manganese picolinate, and selenium formulations. Nutrition 21 has funded and continues to fund research studies investigating the uses of chromium picolinate and other micro-nutrients or minerals as dietary supplements with preventative and therapeutic benefits to humans.

         Nutrition 21 has its products manufactured and formulated to its specifications by contract manufacturers as bulk raw materials. Nutrition 21 then sells the raw materials to customers who incorporate them into over 900 finished products such as vitamin/mineral formulas, dietary supplements, baked goods, beverages and other products. These products are sold by the customers under a variety of brands throughout the world through natural/health food stores, supermarkets, and drug stores, and also through direct sales and catalogues sales. Nutrition 21 has approximately 50 customers. During the year ended June 30, 1997, Leiner Health Products accounted for 14.8% of Nutrition

21's revenues.

         In 1996, chromium picolinate was approved by the U.S. Food and Drug Administration ("FDA") for use as a supplement in animal feed for swine.

         Nutrition 21 is developing new micro-nutrients such as arginine silicate for which Nutrition 21 has an allowed patent, and magnesium taurate for which Nutrition 21 has patent protection, and may commercialize these or other products.

Pharmaceuticals

        Antibacterials

         The Company is developing the compound nisin, a member of the lanthocin class of peptides, in different proprietary formulations as a potential treatment for diseases caused by serious bacterial infections, including hospital-acquired infections, for infections of the colon, and for ulcer disease. In addition, the Company is developing lysostaphin, an enzyme, as a potential treatment for hospital-acquired infections.

         During each phase of the drug development process, scientific and business evaluations of the cost, risk, and potential return on investment are undertaken on a product by product basis. There can be no assurance that the development programs will continue should there be a negative evaluation of the cost and risks of continuing to develop a particular product.

         The development of nisin and lysostaphin as therapeutic agents for these and other indications can be a long, difficult, and expensive process. There can be no assurance that a drug product will be approved by the FDA or its regulatory equivalent in a foreign country. See "Governmental Regulation."

         Infections of the colon -- AMBI has developed an oral delivery form of nisin for the treatment of antibiotic-associated diarrhea caused by Clostridium difficile (C. difficile) and for the eradication of Vancomycin Resistant Enterococci (VRE) that inhabit the colon. These infections can be especially severe for patients with cancer, AIDS, or those who are in intensive care units.

         Nisin is able to kill C. difficile and VRE without affecting the normal flora of the colon. In June 1997, AMBI announced results of a human study demonstrating that nisin was successfully delivered orally, in the form of a tablet, to the colon. Nisin has the potential to be the first peptide that can be taken orally as a treatment for a serious infectious disease of the colon. It is anticipated that an Investigational New Drug Application (IND) will be filed with the FDA by the end of the second fiscal quarter (December 31, 1997).

         Ulcer -- AMBI has developed a different oral form of nisin for the eradication of Helicobacter pylori (H. pylori), the causative agent of peptic ulcer disease. Most ulcers, as well as other gastric disorders such as chronic gastritis and cancer of the stomach, are caused by H. pylori, a bacterium that colonizes the human stomach.

         Nisin has been shown to be safe in two clinical studies in almost 100 human subjects. Recent studies in animals have confirmed nisin's efficacy against H. pylori.

         Hospital-acquired infections -- Hospital-acquired infections occur most frequently among the sickest patients, such as those people who are immunocompromised or have just had surgery. For some infections e.g., those caused by Methicillin Resistant Staphylococcus Aureus (MRSA), Vancomycin Resistant Staphylococcus Aureus (VRSA), and VRE, there are now virtually no therapeutic agents that show consistent high rates of efficacy, and therefore, certain serious infections can often be fatal.

         When administered by injection, both nisin and lysostaphin have been found to be effective in curing lethal systemic bacterial infections in mice.

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

         Under a July 1991 agreement with CFPI, a French specialty chemical manufacturer, the Company licensed CFPI to manufacture and market Ambicin N-based formulations for use as topical germicides in the prevention of mastitis in nine European countries. CFPI introduced its product in France in 1992. The agreement with CFPI was terminated as of July 31, 1997, and the Company is considering other approaches to the European market.

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

         The Company intends to pursue regulatory approval for the pharmaceutical and related uses of its drug products. The Company's proposed pharmaceutical products will be subject to the regulatory approval processes for new drugs.

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

         There can be no assurance that the Company's proposed drug products will prove to be safe and effective under these regulatory procedures.

         Depending upon the ingredients of a specific product, some nutrition products will be marketed in the U.S. under DSHEA or the Orphan Drug Act. Prior to the Company's acquisition of Nutrition 21, Nutrition 21 and the Federal Trade Commission (FTC) entered into a consent order, which, among other things, requires that claims or representations for dietary supplements be supported by competent and reliable evidence on benefits, performance, efficacy and safety.

The order requires that Nutrition 21 advise its customers who resell chromium picolinate to the public not to make certain claims which the FTC deems not to be sufficiently supported.

Research and Development

         The Company conducts research and development to expand uses of its pharmaceutical product candidates, to identify new antibacterial products, and to improve the production processes for the Company's antibacterial products. In addition, the Company conducts preclinical, formulation, and clinical trials on its Nutrition Products and product candidates. These efforts are conducted with industrial and academic co-workers in various countries. During the fiscal year ended June 30, 1997, approximately $4,833,000 was spent on research and development by the Company.

Proprietary Rights

         Ambicin is a registered trademark of the Company in the U.S. and other countries. Cardia is a trademark used by the Company in the U.S. and Wipe Out is a trademark of the Company with applications for registration filed in the U.S. and other countries. Chromax, Selenomax, Zinmax, and Magnemax are among the registered trademarks owned by Nutrition 21: Chromax for chromium picolinate; Selenomax for high selenium yeast and yeast-free selenium; Zinmax for zinc picolinate; and Magnemax for manganese picolinate.

         The Company also owns 158 patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction in gram positive bacteria; expression and production of recombinant lysostaphin; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; and the use of bacteriocin compositions in gastrointestinal healthcare.

         Nutrition 21 has an exclusive license from the USDA for the duration of a patent which covers the composition of chromium picolinate and its uses, which patent expires August 8, 2000. Nutrition 21 also owns 6 U.S. patents relating to, among other things, chromium picolinate treatments, and magnesium taurate.

         Under an agreement with the University of Maryland, the Company has obtained exclusive licenses under patents and applications relating to the cloning, expression and alteration of genes encoding nisin, subtilin, and related peptides, and their production and compositions.

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

         The Company maintains non-disclosure safeguards, including confidentiality agreements, with employees, certain consultants, and Scientific Advisory Board members. There can be no assurance, however, that others may not independently develop similar technology or that secrecy will not be breached despite any agreements which exist.

Manufacturing

         The Company's products , e.g. Ambicin N and Cardia Salt Alternative, are manufactured for the Company by subcontractors who manufacture to the Company's specifications and use the Company's manufacturing technology.

         The Company subcontracted purchases of nisin from BP for pharmaceutical and animal healthcare uses from December 11, 1996 until September 26, 1997. Nisin-based products for pharmaceutical and animal healthcare are currently being manufactured for the Company by another subcontractor. Nutrition 21's products, e.g. chromium picolinate, are manufactured for Nutrition 21 by subcontractors who manufacture to Nutrition 21's specifications and use Nutrition 21's manufacturing technology.

Marketing and Sales

         The Company markets its nutrition product lines through a network of distributors and agents, and markets its Wipe Out Dairy Wipes product through direct sales efforts.

Financial Information About Industry Segments

         The Company's business historically was in a single industry segment, the research, development, production and marketing of antibacterial proteins for various applications. In April 1996, the Company began selling a salt alternative as a Medical Food that may help in the dietary management of hypertension, and on August 11, 1997 the Company acquired Nutrition 21 which sells nutritional supplements. For financial data pertaining to the amount of revenue and operating profit and loss of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and

"Financial Statements."

Employees

         As of June 30, 1997, the Company had 36 full-time employees, of whom 4 were executive employees, 9 were administrative, 4 were engaged in marketing and sales, and 19 were involved in research, process development, and manufacturing. On December 12, 1996, the Company sold its nisin-based food preservative business to BP, which resulted in the transfer of 72 employees to BP. On August 11, 1997, the Company acquired Nutrition 21 which has 11 employees. Neither the Company nor Nutrition 21 has a collective bargaining agreement with any of its personnel and each considers its relationship with its employees to be satisfactory.

Item 2.  PROPERTIES

         The Company's headquarters are located at 771 Old Saw Mill River Road, Tarrytown, New York 10591 (Tel: 914-347-5767, Fax: 914-347-6370). These
facilities include office space as well as the Company's laboratories where the Company conducts its pharmaceutical research and development. Pursuant to a seven year lease entered into February 1995, the Company is paying an annual rent in the amount of $488,400, which sum is due in monthly installments. The rent is subject to annual increases over the term of the lease. The Company's U.K. facilities were transferred to BP on December 12, 1996 as part of the sale of the nisin-based food preservative business to BP.

         Nutrition 21's headquarters are located at 1010 Turquoise Street, San Diego, California 92109 (Tel: 619-488-1021, Fax: 619-488-7316). These facilities include an office complex together with a laboratory, and receiving and shipping areas. Pursuant to a leased which expires in August 1998, Nutrition 21 is paying an annual rent in the amount of $57,000.

Item 3.  LEGAL PROCEEDINGS

         No material proceedings are pending to which the Company, Nutrition 21 or any of their property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         At the annual meeting of shareholders of the Company held on December 17, 1996, the following actions were taken:

1.       holders of 17,097,503 shares of common stock approved a change in the name of the Corporation from Applied Microbiology, Inc. to AMBI Inc. The change was opposed by the holders of 46,942 shares of common stock, and 191,425 abstained; and

2. holders of 17,319,646 shares of common stock ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors. The appointment was opposed by the holders of 64,520 shares of common stock, and 80,067 abstained.

                The following persons were elected as directors:

     Name                                           For                 Against
--------------------------------------------------------------------------------
Fredric D. Price                                 17,268,878              195,355

Sheldon G. Gilgore                               17,268,878              195,355

Audrey T. Cross                                  17,268,883              195,350

Robert Flynn                                     17,268,383              195,850

Colin Kop                                        17,266,583              197,650

Robert E. Pollack                                17,269,083              195,150

         At a special meeting of shareholders of the Company held on July 15, 1997, the following actions were taken:

1. holders of 10,519,484 shares of common stock approved the issuance of all shares of common stock which are issuable upon the conversion of Series D Preferred Stock in order that the Company not be required to make cash redemptions upon conversion. The issuance was opposed by the holders of 457,751 shares of common stock, and 121,306 abstained; and

2. holders of 14,759,821 shares of common stock approved an increase in the authorized common stock from 40,000,000 shares to 65,000,000 shares. The increase was opposed by the holders of 509,919 shares of common stock, and 97,145 abstained.

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

                                    Common Stock           Warrants
                                    ------------           --------
Fiscal
Quarter                           High       Low         High       Low
--------------------------------------------------------------------------
Ended
September 30, 1995                $4.50      $1.375      $1.125     $0.3125

Ended
December 31, 1995                 $5.875     $3.375      $1.9375    $0.6875

Ended
March 31, 1996                    $5.5625    $3.1875     $1.625     $0.6875

Ended
June 30, 1996                     $8.1875    $4.875      $3.75      $1.125

Ended
September 30, 1996                $6.625     $3.250      $2.625     $1.250

Ended
December 31, 1996                 $4.250     $2.1875     $1.5625    $0.500

Ended
March 31, 1997                    $4.750     $2.6875     $1.5625    $0.625

Ended
June 30, 1997                     $3.0625    $1.750      $0.750     $0.125

Item 6.  SELECTED FINANCIAL DATA

         The following tables summarize certain financial data that are qualified by the more detailed financial statements included herein. Figures are stated in thousands of United States Dollars, except per share amounts.

Year ended June 30          1997(1)        1996       1995      1994     1993(2)
--------------------------------------------------------------------------------
Sales                       10,356        14,157     11,264     9,614    12,083


Write-off of Purchased
Research and Development      --            --         --        --      22,504

Other Costs and Expenses    27,022        20,776     11,337     8,374     8,891

Tax Expense                    152           285        254       185       423

Net (Loss)/Income           (6,813)       (4,719)       283     1,756   (19,423)

Net (Loss)/Earnings per
Share                        (0.37)        (0.27)      0.01       .09     (1.37)


Selected Balance Sheet Data:     1997(1)     1996     1995     1994     1993(2)
--------------------------------------------------------------------------------
(As of June 30)

Working Capital                 7,055      14,812    7,333    7,352    5,750
Total Assets                   12,754      23,367   13,788   11,808   10,724
Total Liabilities               5,144       6,221    3,163    1,544    2,255
Long Term Obligations and
Redeemable Preferred Stock      2,184       4,408    2,267    1,500    1,500
Stockholders' Equity            7,610      15,646    9,125    8,764    6,969

----------
(1) The results for the year ended June 30, 1997, are those of the Company and Aplin & Barrett for the period July 1, 1996 through December 11, 1996 and those of the Company for the full year (see Item 13).

(2) In connection with the consummation of certain transactions with BP (see
Item 13), which for financial accounting purposes were accounted for as a reverse acquisition, and pursuant to which the Company acquired its A&B subsidiary (the "BP Transactions"), the results for the year ended June 30, 1993, are those of A&B for the full year and those of the Company other than A&B for the period from September 1, 1992 through June 30, 1993.

         The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the

Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

General

         The Company's historical revenues have been primarily attributable to sales of its own products. The Company has acted in the past as selling agent for certain products of both affiliated as well as unaffiliated companies. Effective July 1, 1995, the Company assumed responsibility for selling products in the US on behalf of an affiliated company. This relationship was discontinued effective September 11, 1996. The Company also receives royalty income from users of its patented technology and milestone payments from research partners.

         The Company completed the sale of its UK-based food preservative business, Aplin & Barrett, Ltd. ("A&B"), to Burns Philp & Company Ltd. on December 12, 1996. As a result, the operations of A&B are included in the financial statements through that date.

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

Three years ended June 30, 1997, 1996 and 1995

Revenues

         Revenues decreased 30% to $11.3 million in the fiscal year ended June 30, 1997 ("fiscal 1997") from $16.0 million in the fiscal year ended June 30, 1996 ("fiscal 1996"). A decline of $7.4 million was attributable to the divestiture of the Company's A&B subsidiary which occurred December 12, 1996. A further $0.9 million decline was due to lower receipts of milestone and research payments from third party research collaborators. Sales of new products launched in 1996 fiscal year increased $3.6 million during the year - Cardia Salt Alternative ($3.6 million in fiscal 1997 up from $0.7 million in fiscal 1996) and Wipe Out Dairy Wipes ($1.2 million in fiscal 1997 up from $0.5 million in fiscal 1996).

         Revenues increased 37% to $16.0 million in fiscal 1996 from $11.7 million in the fiscal year ended June 30, 1995 ("fiscal 1995"). $1.2 million of this increase was attributable to new products launched during the year - Cardia Salt Alternative ($0.7 million) and Wipe Out Dairy Wipes ($0.5 million). A further $0.4 million in new business was recorded as a result of the Company assuming responsibility for selling products in the US on behalf of an affiliate. Sales of Nisaplin, a food preservative sold by A&B, increased 6% in fiscal 1996; and accounted for 65% of the total sales, compared with 77% in fiscal 1995. Other operating income increased by $1.4 million due to milestone and research payments received from third party research collaborators.

Cost of Sales

         Cost of sales was $4.4 million in fiscal 1997, a decline of 31% from the fiscal 1996 figure of $6.4 million. As a percentage of revenues, it was nearly unchanged at 39% in fiscal 1997, compared to 40% in fiscal 1996.

         Cost of sales was $6.4 million in fiscal 1996, an increase of 95% from the fiscal 1995 figure of $3.3 million. As a percentage of revenues, it increased to 40%, compared to 28% in fiscal 1995. This was largely due to a change in the sales mix, with a higher proportion of sales representing lower margin products (for which the company acted solely as a distributor) versus the prior year.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") were $16.9 million, $11.2 million, and $5.4 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, representing increases of 51% in fiscal 1997 from fiscal 1996, and 106% in fiscal 1996 from fiscal 1995. SG&A as a percentage of revenue was 150%, 70%, and 46% in fiscal 1997, fiscal 1996, and fiscal 1995, respectively.

         The main component of the increase in SG&A in fiscal 1997 was marketing and sales expenditures incurred in continuing support of the two new products Cardia Salt Alternative and Wipe Out Dairy Wipes. The main component of the increase in SG&A in fiscal 1996 was marketing and sales expenditures incurred in the launch of these same two new products.

Research Expenses

         Research expenses were $4.8 million, $2.3 million, and $1.8 million in fiscal 1997, fiscal 1996, and fiscal 1995, respectively, representing increases of 111% in fiscal 1997 from fiscal 1996, and 25% in fiscal 1996 from fiscal 1995. Research expenses as a percentage of revenue were 43%, 14% and 16% in fiscal 1997, 1996, and 1995, respectively. The increases in expenses in fiscal 1997 and fiscal 1996 were related to added spending to support ongoing programs.


Operating  Loss/Income

         The Company had an operating loss of $15.6 million in fiscal 1997, compared with an operating loss of $4.6 million in fiscal 1996. This increase in the loss was a result of increased expenditures in the areas of SG&A and research referred to above and reduced revenue.

         The Company had an operating loss of $4.6 million in fiscal 1996, compared with operating income of $0.4 million in fiscal 1995. This loss was a result of increased expenditures in the areas of SG&A and research referred to above.

Sale of Aplin & Barrett

         The Company completed the sale of its UK-based food preservative business, Aplin & Barrett, Ltd., to Burns Philp & Company Ltd. on December 12, 1996. Key terms of the transaction included the payment to AMBI of $13.5 million in cash and the return of 2.42 million shares of AMBI common stock held by Burns Philp. In addition, Burns Philp has provided AMBI with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. The Company recorded a gain of $8.6 million in fiscal 1997 related to the sale of Aplin & Barrett.

Loss Before Tax Expense

         The Company had a loss before tax expense of $6.7 million in fiscal 1997, compared with a loss of $4.4 million in fiscal 1996. The increase in the loss was a result of increased expenditures in the areas of SG&A and research referred to above and reduced revenue. The loss was partially offset by the $8.6 million gain on the sale of A&B.

         The loss before tax expense was $4.4 million in 1996, compared with income before tax of $0.5 million in fiscal 1995. The loss was a result of the Company's increased expenditures in the areas of SG&A and research referred to above.

Tax Expense

         The Company had a tax expense in fiscal 1997, despite having a loss before tax expense, because of profits generated from its UK subsidiary prior to the sale on December 12, 1996.

         Refer to Note 12 of the Notes to the Consolidated Financial Statements for a further analysis of the tax charge.

Fourth Quarter Results

         Revenues in the fourth quarter of fiscal 1997 were $0.8 million, a decrease of $5.0 million or 86% from the corresponding quarter for the previous year. The absence of A&B sales ($3.9 million in the fourth quarter of fiscal
1996), accounted for 78% of the decline, with decreases in

Cardia Salt Alternative, Wipe Out Dairy Wipes, and research payment revenues representing the remainder.

         Operating losses for the quarter were $3.8 million, compared to a loss of $2.3 million the previous fiscal year.

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

Liquidity and Capital Resources

         As of June 30, 1997, the Company had working capital of $7.1 million, which included cash and cash equivalents of $8.6 million. On June 30, 1996, working capital was $14.8 million, which included cash and cash equivalents of $8.4 million.

         The Company raised $18.1 million during fiscal 1997 as a result of the sale of Aplin & Barrett ($13.5 million) and the issuance of preferred stock ($4.2 million) and common stock ($0.4 million). $14.2 million was used in operating activities, mainly to fund the operating loss of $15.6 million. $1.3 million was used in investing activities including $0.9 million for the purchase of property and equipment and $0.4 million for patent costs and licensing fees. An additional $2.5 million was used in financing activities representing the redemption of the redeemable preferred ($1.5 million), repayments of capital leases ($0.8 million) and cash used for the payment of preferred stock dividends ($0.2 million).

         The Company anticipates a decline in research and SG&A expenditures as it seeks to find pharmaceutical partners to fund research. In addition, the Company is eliminating expenditures that are not critical to the process of generating sales or meeting drug development milestones. The Company may report Operating Income during the fiscal year ending June 30, 1998 as a result of the aforementioned expense reduction combined with operating income provided from the recent acquisition of Nutrition 21 on August 12, 1997 (see Note 17, Notes to the Consolidated Financial Statements for further explanation).

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

                                    PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company are as follows:

                                      Year Joined
         Name                           Company    Position
-------------------------------------------------------------------------------

Fredric D. Price (51)                   1994       President, Chief
                                                   Executive Officer,
                                                   Acting Chief Financial Officer
                                                   and Director

Sheldon G. Gilgore, M.D. (65)           1995       Chairman of the Board

Audrey T. Cross, Ph.D. (52)             1995       Director

Robert E. Flynn (64)                    1996       Director

Peter E. Herring (46)                   1996       Controller

Colin Kop (35)                          1996       Director

Solomon L. Mowshowitz, Ph.D. (54)       1996       Vice President-Research and
                                                   Development

Robert E. Pollack, Ph.D. (57)           1995       Director

Benjamin Sporn (59)                     1986       Vice President-Legal
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

         Sheldon G. Gilgore, M.D. was elected Chairman of the Board of Directors of the Company in October 1995. Dr. Gilgore served as Chairman of the Board, Chief Executive Officer, and President of G. D. Searle & Co. from 1986 to April 1995 when he retired. From 1971 to 1986, he was President of Pfizer Pharmaceuticals and was a member of the Board of Directors of Pfizer, Inc. In addition, he served as Chairman of the Pharmaceutical Research Manufacturers of America (PhRMA). Dr. Gilgore received a BS in biology from Villanova University and an MD from Jefferson Medical College.

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

         Robert E. Flynn was elected a Director of the Company in October 1996. Mr. Flynn is a Senior Advisor to CSC Index, management consultants. He served as Chairman of the NutraSweet Company from June 1990 until he retired in December 1995. Mr. Flynn also served as Chief Executive Officer of the NutraSweet Company from June 1990 until March 1995. From 1981 to 1990, he served in various executive capacities with Fisher Controls International Inc., including Chairman and Chief Executive Officer. Prior thereto from 1957 to 1981, Mr. Flynn held positions of increasing importance with The Carborundum Co. Mr. Flynn is also a member of the Board of Stanley Technology Group. He received a BSc from Loyola College, a BEE from McGill University and an MBA from Rutgers University.

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

         Colin Kop was appointed Vice President - Finance of BP in December 1996. From 1995 to 1996 Mr. Kop served as General Manager Business Development of BP. From 1994 to 1996, Mr. Kop served as General Manager Finance of BP and has served in various financial positions of increasing responsibility with BP since 1983. Mr. Kop was a Director of the Company from 1992 until 1994 and was reelected a Director in May 1996. Mr. Kop is a Certified Practicing

Accountant and he earned a Masters of Commerce Degree from the University of New South Wales.

         Solomon L. Mowshowitz, Ph.D., was appointed Vice President-Research and Development of the Company in January 1996. For the five prior years, Dr. Mowshowitz was President of Diligen, a company that provides scientific and commercial consulting services to biotechnology companies as well as to the venture capital community. From 1983 to 1990, Dr. Mowshowitz held senior research management positions at three biotechnology companies. From 1970 to 1983, he was Assistant Professor in the Department of Microbiology at the Mt. Sinai School of Medicine in New York. Dr. Mowshowitz holds a BA from the University of Pennsylvania and a Ph.D. in biochemistry from the Albert Einstein College of Medicine in New York.

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

         Benjamin Sporn has been legal counsel to the Company since 1990 and has served as Secretary of the Company since 1986. He was an attorney with AT&T from 1964 until December 1989 when he retired from AT&T as a General Attorney for Intellectual Property Matters. Mr. Sporn is also Chairman of the Board of Directors of Micel Corp. Mr. Sporn was a director of the Company from 1986 until 1994. He received a BSE degree from Rensselaer Polytechnic Institute and a J.D. degree from American University.

         The directors serve for a term of one year and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors. There are no family relationships among directors or executive officers.

        Arrangements Regarding the Election of Directors

         In connection with the sale on December 12, 1996 of A&B to BP, BP agreed that for a period of two years and so long as BP owns at least 10% of the Company's outstanding common stock, BP will vote its shares in favor of Fredric
D. Price and one nominee of Fredric D. Price for election to the Company's

Board. So long as BP owns at least 20% of the Company's outstanding common stock, BP is entitled to nominate one member for election to the Company's Board. See Item 13. Certain Relationships and Related Transactions.

         Committees of the Board of Directors

         The Company has an audit committee consisting of Mr. Flynn and Mr. Kop. In addition, the Company has a compensation committee consisting of Dr. Cross, Mr. Flynn and Dr. Pollack. During the year ended June 30, 1997, the audit committee met one time, and the compensation committee met one time.

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

Item 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended June 30, 1997 (i) to its Chief Executive Officer and (ii) to the three highest paid employees of the Company whose cash compensation exceeded $100,000 per year in any such year (other than the individuals listed in the table, no employee of the Company or of its former A&B subsidiary received compensation in excess of $100,000):

                        SUMMARY COMPENSATION TABLE(1)(2)



                              Annual Compensation


(a)                              (b)      (c)        (d)           (e)
Name and Principal             Period   Salary ($)  Bonus ($)    All other
Position                                                         Compensation
--------------------------------------------------------------------------------

Fredric Price,                9/12/94-
President, Chief              6/30/95    210,000    15,000
Executive Officer and
Director (3)                  7/1/95-
                              6/30/96    260,000    21,121

                              7/1/96
                              6/30/97    275,000    90,000


Stephen Benoit,               7/1/94-
Vice President-               6/30/95     57,692
Marketing and Sales (4)

                              7/1/95
                              6/30/96    135,000     5,000


Peter Herring,                1/2/96
Controller                    6/30/96     64,500

                              7/1/96
                              6/30/97    135,500


Solomon Mowshowitz,           1/15/96
Vice President-Research       6/30/96     62,308
and Development

                              7/1/97
                              6/30/97    140,000


Benjamin T. Sporn,            7/1/94-
Vice President-               6/30/95    129,000
Legal


                              7/1/95-
                              6/30/96    120,000

                              7/1/96
                              6/30/97    127,500     5,000



(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed as to any named officer or director or group of executive officers, the lesser of $50,000 or 10% of such person's or persons' cash compensation

(2) Pursuant to the regulations promulgated by the Securities and Exchange Commission (the "Commission"), the table omits a number of columns reserved for types of compensation not applicable to the Company.

(3)  Mr. Price became the Company's Chief Executive Officer on September 12,
     1994.

(4)  Mr. Benoit's employment with the Company terminated January 10, 1997.

         None of the individuals listed above received any long-term incentive plan awards during the fiscal year.

Employment Agreements

         Effective September 1994, the Company entered into an employment agreement with Fredric Price. The agreement provides for an annual salary of $260,000 plus a performance related bonus. He was also granted options to purchase up to a total of 500,000 shares of Common Stock, vesting in equal installments over a five year period commencing at the conclusion of his first year of employment. In addition, he was granted 15,325 shares of Common Stock on the first anniversary of the agreement. A further 15,326 shares of Common Stock were granted on the second anniversary of the agreement. Although employment is at will, salary and certain benefits continue for twelve months after notice of termination.

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

         The following tables set forth information as of June 30, 1997 with regard to options granted (i) to the Company's Chief Executive Officer, and (ii) to other officers of the Company named in the Summary Compensation Table.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------
                                                                                         Potential Realizable Value At
                                                                                         Assumed Annual Rates Of Stock
                                  Individual Grants                                      Price Appreciation For Option
                                                                                                     Term
------------------------------------------------------------------------------------------------------------------------
                                                Percent Of
                                Number Of          Total
                                Securities        Options      Exercise
                                Underlying      Granted To     Of Base
                                 Options       Employees In      Price     Expiration
            Name               Granted (#)      Fiscal Year      ($/Sh)       Date          5% (S)          10% (S)
            (a)                    (b)              (c)           (d)          (e)            (f)             (g)

A.  Stephen Benoit                10,000           4.24        $5.625          (1)             N/A             N/A
                                   5,000                       $5.625
B.  Peter Herring                 10,000           6.34        $ 2.50          (2)      $25,551.79         $61,790.30
                                   5,000                       $5.625
C.  Solomon Mowshowitz            10,000           6.34        $ 2.50          (2)      $25,551.79         $61,790.30

D.  Fredric D. Price              35,000           14.83       $5.1875         (2)      $87,327.00       $211,177.42
                                   7,500                       $5.625
E.  Benjamin T. Sporn             35,000             1         $ 2.50          (2)      $62,376.43       $150,841.01
                                                 7.978.01


(1)  Expired April 9, 1997 which is 89 days after termination of employment.

(2)  Vesting 20% per year; expiration the earlier of 5 years from vesting or 89 days after termination of employment.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES

                                Individual Grants
-----------------------------------------------------------------------------------------------------------
(a)        (b)                   (c)                       (d)                       (e)
Name     Shares                 Value            Number of Unexercised        Value of Unexercised In-the
         Acquired on            realized ($)     Options at FY-End (#)        Money Options at FY-End
         Exercise (#)
                                                 Exercisable  Unexercisable   Exercisable   Unexercisable
-----------------------------------------------------------------------------------------------------------
Stephen
Benoit        20,000               28,750              0              0              0              0

Peter
Herring            0                    0          8,000         47,000              0              0

Solomon
Mowshowitz         0                    0          9,200         51,800              0              0

Fredric
Price              0                    0        200,000        335,000              0              0

Benjamin
T. Sporn           0                    0         75,000         42,500              0              0



Pension Plans

        AMBI Inc.

         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees, a non-contributory pension plan (the "Pension Plan") maintained by Burns Philp. Assuming retirement at age 65, the Pension Plan provides benefits equal to the greater of (a) 1.1% of the employee's final average earnings multiplied by the employee's final average earnings in excess of the average of the contribution and the benefit basis in effect under Section 230 of the Social Security Act for each year in the 35-year period ending with the year of Social Security retirement age, multiplied by the employee's years of credited service up to 35, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan or (b) $24 multiplied by the number of years of credited service up to 25 years plus $12 multiplied by the years of employment from 26-40 years, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan. The "final average earnings" are the average monthly earnings during the five highest-paid consecutive calendar years within the last ten calendar years of credited service with the Company. Earnings include the salary and bonus listed in the summary compensation table. Earnings which may be considered under the Pension Plan are limited to $160,000 per year subject to annual cost of living adjustments as determined by the IRS.

         The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 1997 and a single life annuity benefit, according to years of credited service and final average earnings. The benefits listed are not subject to any deduction for Social Security or other offset amounts.

                            Years of Credited Service

final average
earnings                   15               20                25                30               35
----------------------------------------------------------------------------------------------------------
$25,000                    $4,320           $5,760            $7,200            $8,250           $9,625

$50,000                    $10,268          $13,691           $17,113           $20,536          $23,958

$75,000                    $16,830          $22,440           $28,051           $33,661          $39,271

$100,000                   $23,393          $31,190           $38,988           $46,786          $54,583

$150,000                   $36,518          $48,690           $60,683           $73,036          $85,208

$160,000                   $39,143          $52,190           $65,238           $78,286          $91,333
and up


         Peter Herring, Solomon Mowshowitz, Benjamin Sporn and Fredric Price each have 1.5, 1.5, 5.0 and 2.75 years, respectively, of credited service under the Pension Plan as of June 30, 1997, and, at age 65, would have approximately 21, 12, 10, and 17 years of credited service, respectively.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from July 1, 1996 through June 30, 1997 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         The following table sets forth, as of September 22, 1997, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 771 Old Saw Mill River Road, Tarrytown, New York 10591.


                            Shares Owned Beneficially
                                and of Record (1)

Name and Address                            No. of Shares             % of Total
================================================================================
Fredric D. Price (2)                         337,651                       1.72

Sheldon G. Gilgore (3)                        125,000                         *

Audrey T. Cross (4)                            34,000                         *
259 Sunset Avenue
Englewood, NJ 07631

Robert Flynn (5)                               20,000                         *

Peter E. Herring (5)                            9,000                         *

Colin Kop                                           0                        --
7 Bridge Street
Sydney, NSW 2000
Australia

Solomon L. Mowshowitz (5)                      10,200                         *

Robert E. Pollack (5)                          40,000                         *
813B Sherman Fairchild
Columbia University

New York, NY 10027

Benjamin Sporn (6)                            105,625                         *

Burns Philp & Company                       7,763,837                     40.26
Limited(7)
7 Bridge Street
Sydney, NSW 2000
Australia


All Officers and Directors                    681,476                      3.43
as a Group (10 persons)
(2)(3)(4)(5) and (6)

----------
       * Less than 1%

         (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

         (2) Includes 307,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (3) Includes 120,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (4) Includes 30,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (5) Consists of shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

          (6) Includes 76,500 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (7)      Consists of shares owned by subsidiaries.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to an Agreement for the Purchase and Sale of Stock dated as of June 30, 1992 (the "Purchase Agreement"), in July 1993 the Company issued 935,000 shares of Common Stock to BP. During July 1996, BP sold 1,400,000 shares of Common Stock, and during December 1996 BP returned 2,420,000 shares of Common Stock to the Company in connection with the purchase of A&B. As a result of the July 1993 issuance, of prior acquisitions of shares of Common Stock, the July 1996 sale of Common Stock, and the December 1996 return of Common Stock, BP currently owns 7,763,837 shares of Common Stock.


         Under the Purchase Agreement, the Company and BP entered into certain arrangements and understandings which were effective until September 1, 1996 with respect to election of directors, the Chief Executive Officer, issuances of securities, borrowings, and other corporate matters.

         On December 12, 1996, the Company completed the sale of its UK-based subsidiary, A&B to BP in accordance with the terms of a Share Purchase Agreement for $13.5 million in cash and the return to the Company of 2.42 million shares of the Company's Common Stock held by BP. In addition, BP has provided the Company with a revolving line of credit of up to $2.5 million. Any borrowings under this line of credit can be forgiven under certain circumstances. As of the date of filing this Form 10-K, no amount has been drawn under this line of credit. In accordance with the Share Purchase Agreement, the purchase price was paid in two installments: an initial payment of $8 million to the Company was made on December 11, 1996; and a final payment of $5.5 million was made to the Company on June 12, 1997.

         In connection with the transaction, the Company and A&B entered into two License Agreements. Pursuant to the first License Agreement, the Company is exclusively licensed by A&B for the use of nisin generally in pharmaceutical products and animal healthcare products. Pursuant to the second License Agreement, A&B is exclusively licensed by the Company generally for the use of nisin as a food preservative and for food preservation. In addition, the Company entered into a Supply Agreement with A&B pursuant to which A&B was required to sell nisin to the Company while the Company was establishing its own source of supply. The Company established its own source of supply for nisin, and sent notice of termination of the Supply Agreement effective September 26, 1997.

         In connection with the transaction, the Company and BP entered into an Investors' Rights Agreement pursuant to which BP agreed until December 11, 1998, not to acquire, directly or indirectly, the Company's securities, and to refrain from selling the Company's Common Stock, except under certain circumstances through underwritten public offerings and private placement transactions. Until December 11, 1998 and so long as BP owns at least 10% of the Company's outstanding common stock, BP will vote its shares in favor of Fredric D. Price and one nominee of Fredric D. Price for election to the Company's Board. So long as BP owns at least 20% of the Company's outstanding common stock, BP is entitled to nominate one member for election to the Company's Board.

         As of the date of sale, two of the Company's Board members were representatives of BP. BP's Board representatives did not participate in the vote of the Company's Board which approved the sale of A&B to BP. As a result of the sale, BP's representation on Registrant's Board of Directors is reduced from two members to one member. Colin Kop is currently serving as the Director designated by BP. The amount of consideration for the sale was arrived at through arms-length negotiation and a fairness opinion was obtained.

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

         (b)                                Reports on Form 8-K

         The Company filed Reports on Form 8-K relating to the sale of Aplin & Barrett Limited (filed December 27, 1996), and relating to the acquisition of Nutrition 21 (filed on August 25, 1997).

                            AMBI INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FILED WITH THE ANNUAL REPORT OF THE

                              COMPANY ON FORM 10-K

                                  JUNE 30, 1997

                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                            F-2

CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1997  AND 1996                  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         YEARS ENDED JUNE 30, 1997, 1996 AND 1995                       F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995               F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         YEARS ENDED JUNE 30, 1997, 1996 AND 1995                       F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                          F-8

                            AMBI INC. AND SUBSIDIARY

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
AMBI Inc.:

We have audited the consolidated financial statements of AMBI Inc. and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMBI Inc., and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

                              KPMG Peat Marwick LLP

New York, New York
July 25, 1997

                                             AMBI INC. AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30             JUNE 30
                                                       1997                1996
                                                       $000                $000
                                                       ----                ----
ASSETS
Current assets:

      Cash and cash equivalents                        8,615               8,431
      Trade accounts receivable (less
        allowance for doubtful accounts
        of $104,000 in 1997 and $81,000 in 1996)         390               5,356
      Inventories                                        606               3,088
      Prepayments and other current assets               404                 874

                                                    --------            --------

Total current assets                                  10,015              17,749

Property and equipment, net                            1,082               3,881
Patent costs and licensed technology
      (net of amortization of $862,000
      in 1997 and  $717,000 in 1996)                   1,584               1,624
Other assets                                              73                 113
                                                    --------            --------

TOTAL ASSETS                                          12,754              23,367


See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                JUNE 30             JUNE 30
                                                                                   1997                1996
                                                                                   $000                $000
                                                                                   ----                ----
LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of notes payable and lease obligation                          156                 195
      Accounts payable and accrued expenses                                        2,464               1,889
      Other liabilities                                                              -                   368
      Dividends payable                                                              340                 231
      Taxes payable                                                                  -                   254
                                                                                --------            --------

Total current liabilities                                                          2,960               2,937

Notes payable and lease obligation                                                   184                 935
Long term loan                                                                     2,000               2,000
Deferred taxes payable                                                               -                   349
                                                                                --------            --------

TOTAL LIABILITIES                                                                  5,144               6,221
                                                                                --------            --------

REDEEMABLE PREFERRED STOCK:
      $0.01 par value. Issued and outstanding  - 0 - shares at
      June 30, 1997 and 1,500 shares at June 30, 1996
      (aggregate involuntary liquidation value $1,500,000)                           -                 1,500
                                                                                --------            --------

STOCKHOLDERS' EQUITY:
      Preferred stock, $0.01 par value, authorized 5,000,000;
        Series C convertible preferred, 222 shares and 370 shares
        outstanding at June 30, 1997 and 1996 respectively
        (aggregate liquidation value Series C $2,521,190)                             -                   -
        Series D convertible preferred, 45,000 shares issued and
        outstanding at June 30, 1997 (aggregate liquidation value
        Series D $4,539,205)                                                           -                   -
      Common stock, $0.005 par value, authorized 40,000,000
        shares. Issued and outstanding 18,783,342 shares
        at June 30, 1997 and 20,469,776 at June 30, 1996                              94                 102
      Additional paid-in capital                                                  49,900              51,389
      Accumulated deficit                                                        (42,384)            (35,179)
      Currency translation adjustment                                                -                  (666)

                                                                                --------            --------

TOTAL STOCKHOLDERS' EQUITY                                                         7,610              15,646
                                                                                --------            --------

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL LIABILITIES, REDEEMABLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY                                                  12,754              23,367


See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEAR ENDED JUNE 30
                                                1997              1996                1995
                                               $000               $000                $000
                                               ----               ----                ----

Sales                                          10,356            14,157              11,264
Other operating income                            924             1,865                 462
                                             --------          --------            --------

TOTAL REVENUE                                  11,280            16,022              11,726
Cost of sales                                  (4,363)           (6,353)             (3,258)
                                             --------          --------            --------

GROSS PROFIT                                    6,917             9,669               8,468
Selling, general and
  administrative expenses                     (16,912)          (11,177)             (5,421)
Research expenses                              (4,833)           (2,294)             (1,840)
Depreciation and amortization                    (772)             (819)               (767)
                                             --------          --------            --------

OPERATING (LOSS)/INCOME                       (15,600)           (4,621)                440
Foreign exchange gain/(loss)                      -                   3                 (49)
Interest income                                   433               317                 148
Interest expense                                 (142)             (133)                 (2)
Gain on sale of Aplin & Barrett Ltd.            8,648               -                   -
                                             --------          --------            --------
(LOSS)/INCOME BEFORE
  TAX EXPENSE                                  (6,661)           (4,434)                537
Tax expense                                      (152)             (285)               (254)
                                             --------          --------            --------

NET (LOSS)/INCOME                              (6,813)           (4,719)                283

NET (LOSS)/EARNINGS
  PER SHARE                                    ($0.37)           ($0.27)              $0.01

WEIGHTED AVERAGE SHARES                    19,544,526        19,091,664          18,201,562

See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Preferred Stock     Preferred Stock       Common Stock
                                                  Series "C"          Series "D"

                                                Shares   $000      Shares     $000      Shares      $000
                                                ------   ----      ------     ----      ------      ----

Balance at June 30, 1994                           -        -          -        -    18,155,858       91
Common stock issued for cash on
  exercise of options and warrants                 -        -          -        -        21,000       -
Net income for the year                            -        -          -        -            -        -
Preferred dividend paid and provided               -        -          -        -            -        -
Arising on translation during the year             -        -          -        -            -        -
                                                -----    ----     -------    ----   -----------     ----
Balance at June 30, 1995                           -        -          -        -    18,176,858       91

Common stock granted to officers                   -        -          -        -        15,326       -
Common stock issued for cash on
  exercise of options and warrants                 -        -          -        -       533,163        2
Common stock issued for cash under
  agreement with NSK                               -        -          -        -       315,408        2
Preferred stock issued for cash                   895       -          -        -            -        -
Conversion of preferred stock to common
  stock including dividends issued
  as common stock                                (525)      -                   -     1,429,021        7
Preferred dividend paid and provided               -        -          -        -            -        -
Net loss for the year                              -        -          -        -            -        -
Arising on translation during the year             -        -          -        -            -        -
                                                -----    ----     -------    ----   -----------     ----
Balance at June 30, 1996                          370       -          -        -    20,469,776      102

Common stock granted to officers                   -        -          -        -        15,326       -
Common stock issued for cash on
  exercise of options and warrants                 -        -          -        -       172,300        1
Preferred stock issued for cash                    -        -      45,000       -            -        -
Common stock retired in connection with the
  sale of Aplin & Barrett Ltd.                     -        -          -        -    (2,420,000)     (12)
Conversion of preferred stock to common
  stock including dividends issued as
  common stock                                   (148)      -          -        -       545,940        3
Preferred dividend paid and provided               -        -          -        -            -        -
Net loss for the year                              -        -          -        -            -        -
Arising on translation during the year             -        -          -        -            -        -
                                                -----    ----     -------    ----   -----------     ----
Balance at June 30, 1997                          222       -      45,000       -    18,783,342       94



                                                Additional Accumulated   Currency
                                                  Paid-In    Deficit    Translation
                                                  Capital               Adjustment    TOTAL
                                                   $000       $000         $000       $000
                                                   ----       ----         ----       ----

Balance at June 30, 1994                          39,453     (30,113)      (667)      8,764
Common stock issued for cash on
  exercise of options and warrants                    47          -          -           47
Net income for the year                               -          283         -          283
Preferred dividend paid and provided                  -         (128)        -         (128)
Arising on translation during the year                -           -         159         159
                                                 -------    --------      -----      ------
Balance at June 30, 1995                          39,500     (29,958)      (508)      9,125

Common stock granted to officers                      -           -          -           -
Common stock issued for cash on
  exercise of options and warrants                 1,513          -          -        1,515
Common stock issued for cash under
  agreement with NSK                               1,998          -          -        2,000
Preferred stock issued for cash                    8,213          -          -        8,213
Conversion of preferred stock to common
  stock including dividends issued
  as common stock                                    165        (172)        -           -
Preferred dividend paid and provided                  -         (330)        -         (330)
Net loss for the year                                 -       (4,719)        -       (4,719)
Arising on translation during the year                -           -        (158)       (158)
                                                 -------    --------      -----      ------
Balance at June 30, 1996                          51,389     (35,179)      (666)     15,646

Common stock granted to officers                      57          -          -           57
Common stock issued for cash on
  exercise of options and warrants                   436          -          -          437
Preferred stock issued for cash                    4,230          -          -        4,230
Common stock retired in connection with the
  sale of Aplin & Barrett Ltd.                    (6,340)         -          -       (6,352)
Conversion of preferred stock to common
  stock including dividends issued as
  common stock                                       128        (131)        -           -
Preferred dividend paid and provided                  -         (261)        -         (261)
Net loss for the year                                 -       (6,813)        -       (6,813)
Arising on translation during the year                -           -         666         666
                                                 -------    --------      -----      ------
Balance at June 30, 1997                          49,900     (42,384)        -        7,610



See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED JUNE 30
                                                                                  1997           1996          1995
                                                                                  $000           $000          $000
                                                                                  ----           ----          ----
Cash flows from operating activities:
    Net (loss)/income                                                            (6,813)       (4,719)           283
    Adjustments to reconcile net (loss)/income to net cash (used
      in)/provided by operating activities:
        Depreciation and amortization                                               772           819            767
        Loss on disposal of equipment                                               275            14            129
        Deferred income tax benefit                                                                (6)           (81)
        Gain on sale of Aplin & Barrett                                          (8,648)           -              -
        Other non-cash items                                                         65
        Changes in assets and liabilities:
            Decrease/(increase) in trade accounts receivable                      1,320        (3,569)          (468)
            Decrease/(increase) in inventories                                      646          (310)        (1,345)
            Increase in other assets                                               (191)         (211)          (124)
            Decrease/(increase) in amounts due from affiliated companies             -            606           (614)
            (Decrease)/increase in taxes payable                                   (254)            7            232
            (Decrease)/increase in accounts payable and accrued expenses         (1,559)          611            540
            (Decrease)/increase in amounts due to affiliated companies               -           (126)           (91)
            Increase in other liabilities                                           189           282             33
                                                                               ---------      --------       -------
Net cash used in operating activities                                           (14,198)       (6,602)           739)
                                                                               ---------      --------       --------

Cash flows from investing activities:

    Acquisitions of property and equipment                                         (866)         (700)        (1,269)
    Proceeds on sale of equipment                                                                  -              19
    Cash received upon sale of subsidiary                                        13,500            -              -
    Patent costs and licensed technology                                           (437)       (1,026)          (393)
                                                                               ---------       -------       --------
Net cash provided by/(used in) investing activities                              12,197        (1,726)         1,643)
                                                                               ---------      --------       --------

Cash flows from financing activities:

    Dividends paid                                                                 (153)         (133)          (120)
    Notes payable proceeds/(repayments)                                              (8)           23             (6)
    Capital lease (repayments)/proceeds                                            (811)         (186)           721
    Long term loan proceeds                                                          -          2,000             -
    Proceeds from issuance of preferred stock                                     4,230         8,213             -
    Redemption of redeemable preferred stock                                     (1,500)           -              -

    Proceeds from issuance of common stock                                          437         3,515             47
                                                                               ---------      --------       -------
Net cash provided by financing activities                                         2,195        13,432            642
                                                                               ---------      --------       -------

Net increase/(decrease) in cash and cash equivalents                                194         5,104         (1,740)
Cash and cash equivalents at beginning of year                                    8,431         3,337          5,048
Effect of exchange rate movement                                                    (10)          (10)            29
                                                                               ---------      --------       -------
Cash and cash equivalents at end of year                                          8,615         8,431          3,337
                                                                               ---------      --------       -------


See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS

       AMBI Inc. ('The Company') is a New York corporation which was incorporated on June 29, 1983. The Company develops and commercializes nutrition products for cardiovascular and other conditions and develops pharmaceuticals for serious infectious diseases. It markets the nutrition products through a network of distributors and should the pharmaceutical products be approved by a regulatory authority, it is anticipated that such products will be commercialized by joint venture partners.

       As of June 30, 1997, Burns Philp & Company Limited ("BP") owned 7,763,837 shares of the Company's common stock, which constitutes approximately 40% of the issued and outstanding shares of common stock. BP is a leading global food manufacturer and marketer.

       The Company sold its UK-based food preservative business, Aplin & Barrett Limited ("A&B"), a wholly-owned UK company, to BP on December 12, 1996. As a result, the operations of A&B are included in the financial statements through that date. A&B's principal activities are the manufacture and marketing of food preservatives, cheese starter cultures and other ingredients for the dairy industry.

       In October 1995, the Company acquired an exclusive license from a division of Orion Corporation ("Orion"), the largest pharmaceutical company in Finland, to sell Orion's patented salt alternative in the US. The Company began selling the salt alternative on a test basis in April 1996, and announced national availability in January 1997, under the trademark Cardia(TM) Salt Alternative.

       The Company has developed a moistened towel using a proprietary antibacterial formulation that is for use in preparing dairy cows for milking. The Company launched the product under its trademark Wipe Out(TM) Dairy Wipes on a test basis in February 1996, and nationally in April 1996.

       The Company signed an agreement with Nippon Shoji Kaisha, Ltd. (NSK) of Osaka, Japan in March 1996, in which NSK acquired the right to develop and market nisin, the Company's proprietary antibacterial peptide, in Japan and certain Asian countries for the treatment of hospital-acquired infections and infections of the colon. Under the agreement, NSK purchased $2 million of newly-issued common stock of the Company at $6.34 per share. In addition, NSK loaned $2 million to the Company that, under certain circumstances can be repaid in common stock valued at the market price at the time of repayment, and agreed to make research and milestone payments to the Company. Upon commercialization, NSK will pay royalties to the Company. The Company issued to NSK warrants to purchase 315,408 shares of the Company's common stock as part of this transaction.


       On August 12, 1997 the Company completed the acquisition of Nutrition 21, a privately-owned San Diego, California-based company engaged in the development and marketing of proprietary nutrition products and dietary supplements.

       During fiscal 1997, the Company incurred a $15.6 million loss from operations. As more fully discussed in note 18, the Company acquired Nutrition 21 for $10.0 million and other considerations. The transaction was financed from the Company's operating funds and a $3.3 million loan from State Street Bank and Trust company ("State Street Bank") that matures in February 1998. Management believes that the acquisition of Nutrition 21 and expense reductions will result in a significant reduction in the operating loss for fiscal 1998. Management also believes that it will be able to extend the loan from State Street Bank upon maturity or obtain other financing to satisfy this obligation. The achievement of a significant reduction in the operating loss and the refinancing the State Street Bank loan will be significant factors in the Company's ability to maintain adequate levels of cash flow.

                            AMBI INC. AND SUBSIDIARY

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

         c)    Inventories

               Inventories are valued at the lower of cost (first-in, first-out) or market value, and consist of:


                                                 1997                 1996
                                                 $000                 $000
                                                 ----                 ----

                           Raw materials          -                    240
                           Work in process        -                    960
                           Finished products      606                1,888
                                                 ----                -----
                                                  606                3,088

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

         e)       Patent Costs and Licensed Technology

                  Patent costs and licensed technology have been capitalized and are being amortized on a straight-line basis over periods ranging from one to fifteen years.

         f)       Research and Development

                  Research and development costs are expensed as incurred.

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g)       Net (Loss)/Earnings Per Share

                  Earnings per share for the years ended June 30, 1995 are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

                  Common stock equivalents are not included in the computation of average shares outstanding for the year ended June 30, 1997 and June 30, 1996, because the effect of such inclusion would be to decrease the loss per share.

                                                          1997                1996                 1995
                                                    (No. of shares)     (No. of shares)      (No. of shares)
                  Average shares outstanding            19,544,526           19,091,664           18,168,187

                  Net effect of dilutive
                    stock options                               -                     -               33,375
                                                      -------------        -------------        ------------

                  Total average shares                  19,544,526           19,091,664           18,201,562

                                                              $000                 $000                 $000
                                                              ----                 ----                 ----

                  Net (loss)/income                         (6,813)              (4,719)                 283
                  Preferred stock dividend                    (392)                (502)                (128)
                                                      -------------        -------------        ------------

                  Net (loss)/income attributable
                    to common stockholders                  (7,205)              (5,221)                 155

                  Net (loss)/earnings per share
                    of common stock                         ($0.37)              ($0.27)              $0.01


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

                            AMBI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3.       PROPERTY AND EQUIPMENT

                                                           1997       1996
                                                           $000       $000
                                                           ----       ----
              Cost: Land                                    -          110
                    Buildings and building improvements      75      1,083
                    Plant and other assets                1,018      5,898
                    Leased assets:

                      Furniture and fixtures                -          195
                      Office equipment                      -          171
                      Machinery and equipment               371        917
                                                         ------    -------
                                                          1,464      8,374
         Accumulated depreciation and amortization         (382)    (4,493)
                                                         -------    -------
         Net book value                                   1,082      3,881

4.       CAPITAL LEASES

         On December 11, 1996, concurrent with the sale of A&B to BP, the Company bought out the leases for certain lab and office equipment that were entered into in 1995. Subsequently, on December 30, 1996, the Company entered into an agreement to lease certain lab equipment. The terms of the lease met the criteria for capitalization under the Financial Accounting Standards (FAS) No. 13, "Accounting for Leases." Accordingly, the lease has been classified as a capital lease in the accompanying financial statements. The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments.

         Year ending June 30:                                    $ 000
                                                                 -----
                  1998                                             152
                  1999                                             133
                  2000                                              66
                                                                  ----
                  Total minimum lease payments                     351
                  Less amounts representing interest               (40)
                                                                  -----
                  Present value of net minimum lease payments      311


         This obligation is reflected in the balance sheet at June 30, 1997, as current and non-current obligations of $127,000 and $184,000, respectively.

5.       NOTES PAYABLE

         In connection with the purchase of a telephone system, the Company borrowed approximately $35,000 in November 1995. This loan bears interest at a rate of 6% and matures in November 1999. The payments on the loan approximate $800 per month.

         As a result of the sale of A&B to BP the Company has access to a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. The loan bears an interest rate equal to the Citibank prime rate. As of July 25, 1997, the Company has not borrowed any funds on this line of credit.

6.       LONG TERM DEBT

         In March 1996, as part of a research collaboration with Nippon Shoji Kaisha of Japan, the Company has secured a loan of $2 million. This loan bears interest at a rate of 5%, and matures in March 1999. Interest is payable quarterly and principal payment is due in full upon maturity.

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following items are included in accounts payable and accrued expenses:

                                                 1997                1996
                                                 $000                $000
                                                 ----                ----

                  Accounts payable              1,283                814
                  Accrued expenses              1,181               1,075
                                                -----               -----

                                                2,464               1,889


8.       PREFERRED STOCK

         The Company is authorized to issue up to 5,000,000 shares of preferred stock, with a $0.01 par value, in one or more series and to fix the powers, designations, preferences and rights of each series.

         In May 1997, the Company issued 45,000 shares of non-voting, Series D preferred stock. Each share of D Preferred has a face value of $100 per share, and accrues a premium at 6% per annum for conversion purposes. The D Preferred is not convertible during the 90-day period from May 8, 1997 until August 5, 1997. For the next 90 days until November 4, 1997, the D Preferred is convertible by the holder into Common Stock at $2.49557 per share, which is 110% of the average closing bid price for the 10 trading days prior to May 8, 1997. After November 4, 1997 the conversion price per share is the lesser of (i) $2.49557 or (ii) the average closing bid price of the Common Stock for the ten trading days prior to conversion less a discount which increases in stages from 13% on November 4, 1997 to 25% by August 1, 1998. The Company has registered the Common Stock issuable upon conversion. In connection with this private placement, the Company also issued Warrants to purchase 528,937 shares of Common Stock at $2.72 per share.

         In October 1995, the Company issued 895 shares of non-voting, Series C preferred stock for $10,000 per share. These shares are convertible into common stock of the Company at the lower of $3.25 per share or 85% of the average closing bid price for the common stock of the Company for the five trading days immediately preceding the date of conversion, and bear an 8% dividend payable in common stock of the Company on the same basis as the preferred stock at the time of conversion. The Company has the right to redeem the preferred stock for cash upon receipt of a notice of conversion. All preferred stock outstanding on October 13, 1999 will automatically convert into common stock of the Company. As of June 30, 1997, there were 222 shares of the preferred stock outstanding.


         Dividends payable at June 30, 1997 were approximately $340,000.

         All of the outstanding issue of 1,500 shares of redeemable preferred stock at June 30, 1996 was redeemed on June 12, 1997 and all cumulative annual dividends were paid at that time.

                            AMBI, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


9.       CAPITAL STOCK

         The Company had outstanding warrants for the purchase of its common stock as follows:

                                          Number of         Exercise price
                                           warrants             per share
                                         ---------------------------------

         Balance at June 30, 1994        1,378,368             $1.25-$6.00
         Exercised                          (3,000)                  $1.25
                                         ----------

         Balance at June 30, 1995        1,375,368             $1.25-$6.00

         Issued                            591,789            $3.125-$6.75
         Expired                           (52,000)            $1.25-$2.00
         Exercised                        (236,663)           $1.25-$4.375
                                          ---------

         Balance at June 30, 1996        1,678,494             $1.25-$6.75

         Issued                            528,937                  $2.722
         Expired                          (167,027)            $1.25-$6.00
         Exercised                         (16,000)            $1.25-$5.00
                                         ----------

         Balance at June 30, 1997        2,024,404             $1.25-$6.75


         At June 30, 1997, 2,170,401 shares were issuable upon exercise of the above warrants. All such warrants were available to be exercised immediately. The warrants expire between 1997 and 2004. Certain of the warrants include anti-dilution clauses.


         On April 10, 1986, the Company adopted a Nonqualified Stock Option Plan whereby options to purchase 250,000 shares of the Company's common stock may be granted to consultants and Business Advisory Board and Scientific Advisory Board members.

         The Company adopted three Incentive Stock Option Plans ('Incentive Plans') whereby options to purchase an aggregate of 3,750,000 shares of the Company's common stock may be granted to officers, directors, employees, consultants and others who render services to the Company. The exercise price per share for the options granted under the Incentive Plans may not be less than the fair value of the Company's common stock on the date of grant. The options expire between 1997 and 2007.

                            AMBI, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


9.       CAPITAL STOCK (Continued)

         A summary of stock option activity related to the Company's stock option plans is as follows:


                                       Number of         Exercise price
                                        options              per share
                                       --------------------------------

         Balance at June 30, 1994        979,750             $1.25-$6.00
         Issued                          560,000            $3.00-$3.625
         Exercised                       (18,000)            $1.25-$2.56
                                      ----------              ----------

         Balance at June 30, 1995      1,521,750             $1.25-$6.00
         Issued                          577,370            $1.50-$7.688
         Expired                         (19,750)            $1.25-$2.56
         Exercised                      (296,500)           $1.25-$5.063
         Canceled                        (49,960)           $1.50-$2.875
                                      ----------              ----------

         Balance at June 30, 1996      1,732,910            $1.25-$7.688
         Issued                          352,900           $2.375-$5.625
         Expired                        (282,246)            $1.50-$6.00
         Exercised                      (154,980)           $1.50-$4.375
                                      ----------              ----------


         Balance at July 1, 1997       1,648,584            $1.25-$7.688


         Each of these options are entitled to one share of common stock, and 908,796 of these options are exercisable at June 30, 1997.

10.      STOCK-BASED COMPENSATION

         The per share weighted-average fair value of stock options granted during fiscal 1997 and 1996 was $2.43 and $2.22, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 81%, and an expected option life of 5 years.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                          1997                    1996
                                          $000                    $000
                                          ----                    ----
         Net loss
           As reported                 (6,813)                 (4,719)
           Pro forma                   (7,391)                 (5,592)

         Net loss per share
           As reported                 ($0.37)                 ($0.27)
           Pro forma                   ($0.40)                 ($0.32)

                            AMBI, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCK-BASED COMPENSATION (Continued)

         Pro forma net income reflects only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for the stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option's vesting period of 5 years and compensation cost for options granted prior to July 1, 1995.

11.      SEGMENT REPORTING

         a)       Significant customers

                  There were no significant unaffiliated customers comprising over 10% of sales during the years 1997, 1996 and 1995. Sales to affiliated companies represented 0%,12%, and 19% of consolidated sales in 1997, 1996, and 1995.

         b) Information about the Company's Operations in Different Geographic Areas

                  Year ended June 30, 1997

                                                       United        United        Adjustments       Consolidated
                                                       States        Kingdom     & Eliminations
                                                       $000           $000             $000                $000
                                                      --------      --------      ------------        ----------
                  Sales to unaffiliated customers        5,262          5,094               -            10,356
                  Transfer between geographic areas                       810             (810)              -
                  Sales to affiliated customers             -              -                -                -
                  Other income                             887             37               -               924
                                                      --------       --------         --------         --------

                  Total revenue                          6,149          5,941             (810)          11,280
                                                      --------       --------         --------         --------

                  Operating (loss)/profit              (15,991)           391              -           (15,600)
                                                      ---------      --------         --------         --------

                  Identifiable assets                   12,754             -                 -           12,754


                            AMBI, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


11.      SEGMENT REPORTING (Continued)

         b)       Information about the Company's Operations in Different

                  Geographic Areas continued

                  Year ended June 30, 1996
                                                     United        United        Adjustments       Consolidated
                                                     States         Kingdom    & Eliminations
                                                       $000           $000             $000                $000
                                                     --------      --------      ------------        ----------
                  Sales to unaffiliated customers       1,543         10,671               -            12,214
                  Transfer between geographic areas     2,824            318           (3,142)              -
                  Sales to affiliated customers            -           1,943               -             1,943
                  Other income                          1,788             77               -             1,865
                                                      -------        -------          -------         -------

                  Total Revenue                         6,155         13,009           (3,142)          16,022
                                                      -------        -------          -------          -------

                  Operating (loss)/profit              (5,384)           786              (23)          (4,621)
                                                      -------        -------          -------          -------

                  Identifiable assets                  16,005         11,443           (4,081)          23,367
                                                      -------        -------          -------          -------

                  Year ended June 30, 1995

                  Sales to unaffiliated customers           6          9,141               -             9,147
                  Transfer between geographic areas     3,635             -            (3,635)              -
                  Sales to affiliated customers            -           2,117               -             2,117
                  Other income                            296            166               -               462
                                                     --------       --------         --------         --------

                  Total revenue                         3,937         11,424           (3,635)          11,726
                                                     --------       --------         --------         --------

                  Operating (loss)/profit                 (88)           528              -                440
                                                     --------       --------         --------         --------

                  Identifiable assets                   6,673          9,207           (2,092)          13,788


                  Transfers between geographic areas are accounted for as arms-length transactions. Operating profit is total revenue less operating expenses. Identifiable assets are those assets which are identifiable with the operations in each geographic area.

                  Of the US sales to unaffiliated customers there were no export sales.

                  Sales of the UK operation to unaffiliated customers by geographical area were as follows:


                                        1997              1996              1995
                                         $000             $000              $000
                                         ----             ----              ----
                  North America            88            1,164               585
                  Europe                2,041            5,128             4,816
                  South America           808            2,423             1,983
                  Other                 2,157            1,956             1,757
                                        -----           ------            ------
                                        5,094           10,671             9,141
         c)       Industry

                  The Company's business and that of A&B have been in a single industry segment - the research, development, production and marketing of antimicrobial proteins and dairy ingredients for various applications. In April 1996, the Company began selling a salt alternative as a special dietary food that may help in the dietary management of blood pressure.

                            AMBI, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


12.      RELATED PARTY TRANSACTIONS

                  Transactions with affiliated companies were as follows:

                                                                          1997          1996           1995
                                                                          $000           $000          $000
                                                                          ----           ----          ----
                  Sales to subsidiaries of common parent:
                  Mauri Laboratories Pty. Ltd. (1)                          -           1,939         2,117

                  Purchases from subsidiary of common parent:
                  Mauri Laboratories Pty. Ltd. (1)                          -           1,430           832

                  Income from manufacturing on behalf of
                    associate of parent:
                  Imperial Biotechnology Ltd. (2)                           -              -             77

                  Management fees received from subsidiaries
                    of common parent:
                  Burns Philp (UK) Plc                                      37             74            75


                  Loan interest received from subsidiaries of
                    common parent:
                  Burns Philp Inc.                                          -              79            63


                  (1) Mauri Laboratories Pty. Ltd. ceased to be an affiliate on June 14, 1996.

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

                  The Company paid an affiliate $20,000 during fiscal year 1995 for rent of office space and facilities.

                            AMBI, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


13.      INCOME TAXES

         The income tax expense consists of:

                        1997               1996              1995
                        $000               $000              $000
                        ----               ----              ----

         Current         501                291               335
         Deferred       (309)                (6)              (81)
                        ----               ----              ----

                         152                285               254

         Income tax expense attributed to pre-tax income differed from the amounts computed by applying the US federal statutory tax rate to pre-tax income as a result of the following:



                                                               1997               1996             1995
                                                               $000               $000             $000
                                                               ----               ----             ----
         Computed 'expected' tax expense                     (2,265)            (1,508)              188
         Increase/(reduction) in income taxes
          resulting from:
           Tax losses carried forward/(utilized)              2,398              1,755                86
           Lower tax rate on foreign earnings                    (4)                (8)              (16)
           State and local taxes                                 11                 18                 -
           Other items                                           12                 28                (4)
                                                              -----                 --              -----

                                                                152                285               254


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                        1997            1996
                                                        $000            $000
                                                        ----            ----
        Deferred tax asset:
        Net operating loss carryforwards                5494           3,807
        Accrued Expenses                                 251               0
        Less valuation allowance                      (5,745)         (3,807))
                                                      -------          -----
                                                           0               0
        Deferred tax liability:
        Plant and equipment differences between
        depreciation and capital allowances               -             (192)
        Pension costs deductible as paid                  -             (153)
        Other                                             -               (4)
                                                      -------          -----
                                                                        (349)

        Net deferred tax liability                        -             (349)


        At June 30, 1997, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $17,000,000 which are available to offset future United States federal taxable income, if any, through 2012. Ultimate utilization/availability of such net operating losses may be significantly curtailed if a significant change in ownership occurs.

                            AMBI, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


13.      INCOME TAXES

        Pretax income of the Company and its source for the years ended June 30, 1996, 1995 and 1994 is as follows:


                 Year            Total         Foreign          Domestic
                 ----            -----         -------          --------

                 1995              537            783              (246)
                 1996           (4,434)           727            (5,161)
                 1997           (6,661)           391            (7,052)


14.     COMMITMENTS AND CONTINGENT LIABILITIES

        In October 1995, the Company entered into an exclusive license agreement whereby the Company received a license to sell a patented salt alternative in the United States. As a result, the Company is required to make royalty payments quarterly. Accrued royalty payments due as of June 30, 1997 amounted to $56,000.

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

        Under operating leases, the Company leases certain office and laboratory space in the US. This lease expires in the year 2002. Payments under this lease was approximately $491,000 in 1997, $540,000 in 1996, and $54,000 in 1995. Future noncancellable minimum payments under this lease is as follows:

                                    Year                  $000
                                    ----                  ----

                                    1998                   437
                                    1999                   449
                                    2000                   449
                                    2001                   449

                                    2002                   449
                                                        ------

                                    Total                2,233


15.      SUPPLEMENTAL CASH FLOW INFORMATION

                                   1997              1996              1995
                                   $000              $000              $000
                                   ----              ----              ----

         Interest paid              137               104                 2
         Taxes paid                 196               266               103

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


16.      PENSION BENEFITS

         The Company participates in a defined benefit pension plan of Burns Philp Inc., an affiliated company, and the plan is called the 'Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees'. This plan provides retirement benefits based upon years of service, or a combination of employee compensation and years of service. Contributions payable to the plan were approximately $67,000 in 1997, $42,000 in 1996 and $28,000 in 1995.

         A&B participated in a defined benefit pension plan of Burns Philp (UK) plc, an affiliated company called "The Burns Philp (K) plc Pension Plan'. The funding status of the Burns Philp (UK) Plc Pension Plan for the A&B employees as of June 30, 1996 is shown below. Since the sale of A&B was completed December 12, 1996, figures as of June 30, 1997 are not relevant.

                                                                      1996
                                                                      $000
                                                                      ----
                  Actuarial present value of benefit obligations:
                  Vested benefit obligation                          (3,932)
                  Accumulated benefit obligation                     (4,289)
                  Projected benefit obligation for service           (5,101)
                    rendered to date
                  Plan assets at fair value                           4,856

                  Plan assets (less than)/in excess of
                    projected benefit obligation                       (245)
                  Unrecognized net loss                                 961
                  Unrecognized net transition asset                    (304)

                  Prepaid cost                                          412


                  Of the above prepaid costs of $412,000 at June 30, 1996, $383,000 relates to A&B as determined by actuarial valuation, and is therefore included in the accounts of the Company.

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


16.      PENSION BENEFITS (continued)

                  Net pension cost of the Burns Philp (UK) plc Pension Plan for 1996 and 1995 included the folowing components:

                                                    1996              1995
                                                   ($000)            ($000)
                                                   ------            ------
                  Service costs - benefits
                  earned during the period            326               183
                  Interest cost on projected
                   benefit obligation                 361               262
                  Actual return on plan assets      (416)             (292)
                  Net amortization and deferral         9                39

                  Net pension cost                    280               192


                  Of the above net pension costs of $280,000 at June 30, 1996, $181,000 relates to A&B as determined by actuarial valuation, and is therefore included in the accounts of the Company. For fiscal 1995 all of the pension cost relate to A&B. The pension cost for the period July 1, 1996 through December 12, 1996 (date of sale of A&B) was approximately $88,000. The components of this pension cost is not available.

                  Assumptions used in accounting for the pension plan as at June 30, 1996 and 1995 were:


                                                      1996              1995
                                                         %                 %
                                                      ----              ----
                  Discount rate                         8                  9
                  Rates of increase in
                   compensation levels                  7                  7
                  Expected return on assets            10                 10


17.      RISKS AND UNCERTAINTIES

         The Company buys certain of its inventories from single suppliers. Management believes that other suppliers could provide similar products at comparable terms. As a result, management believes a change in suppliers would not disrupt on-going operations and would not effect operating results adversely.

18.      SUBSEQUENT EVENTS

         On August 12, 1997, the Company completed the acquisition of Nutrition 21, a privately-owned San Diego, California-based company engaged in the development and marketing of proprietary nutrition products and dietary supplements. Terms of the transaction included the payment by the Company of $10 million is cash and 500,000 shares of the Company's common stock. The Company has agreed to make contingent payments, based upon the achievement of certain sales levels in the next four years, and to pay royalties in the future on sales of certain patented products. The acquisition was financed in part by a six month loan of $3.3 million from State Street Bank bearing an interest rate of prime plus 1%. As part of the same financing from State Street Bank and Trust, the Company secured a revolving credit facility of $4.0 million which matures February 1, 1998 and is renewable for up to 18 months, at the lender's option. The facility bears an interest rate of prime plus 1%.

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


19.      RECENTLY ISSUED ACCOUNTING STANDARDS


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

                                           AMBI INC.

                                           By:  /s/ Fredric D. Price
                                           ------------------------------
                                           Fredric D. Price, President,
                                           CEO and Director

Dated:  September 26, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of September 26, 1997 by the following persons on behalf of Registrant and in the capacities indicated.

                                           /s/ Fredric D. Price
                                           ------------------------------
                                           Fredric D. Price, President,
                                           CEO and Director
                                           (Principal Financial Officer)

                                           /s/ Audrey T Cross
                                           ------------------------------
                                           Audrey T. Cross, Director

                                           /s/ Robert Flynn
                                           ------------------------------
                                           Robert Flynn, Director

                                           /s/ Sheldon G. Gilgore
                                           ------------------------------
                                           Sheldon G. Gilgore,
                                           Chairman of the Board

                                           /s/ Colin Kop
                                           ------------------------------
                                           Colin Kop, Director

                                           /s/ Robert Pollack
                                           ------------------------------
                                           Robert E. Pollack, Director

                                           /s/ Peter E. Herring
                                           ------------------------------
                                           Peter E. Herring, Controller
                                           (Principal Accounting Officer)

                                    EXHIBITS

         Except where otherwise indicated, the following exhibits are incorporated by reference to the correspondingly numbered exhibit in the Company's Registration Statement on Form S-1 (No. 33-4822):

3.01          Certificate of Incorporation (1)

3.01a         Certificate of Amendment to the Certificate of Incorporation (2)

3.01b         Certificate of Amendment to the Certificate of Incorporation (3)

3.01c         Certificate of Amendment to the Certificate of Incorporation (14)

3.01d         Certificate of Amendment to the Certificate of Incorporation (14)

3.02          Amended and Restated By-laws (2)

4.01 Form of Warrant Agreement and Form of Warrant Certificate for Warrants included in Units (11)

10.01         Form of Incentive Stock Option Plan (11)

10.02         Form of Non-qualified Stock Option Plan (11)

10.02a        Form of 1989 Stock Option Plan (1)

10.02b        Form of 1991 Stock Option Plan (1)

10.24 Exclusive Option and Collaborative Research Agreement dated July 1, 1988 between the Company and the University of Maryland (4)

10.25 License and License Option Agreement dated December 15, 1988 between the Company and Babson Brothers Company (4)

10.28         Agreement between the Company and BP (5)

10.34 Consulting Agreement dated June 29, 1992 between the Company and Donald A.M. McKay (7)

10.36         Agreement, dated October 6, 1992 between the Company and PHRI (7)

10.37 Agreement for the Purchase and Sale of Stock dated as of June 30, 1993 by and among the Company and BP (8)

10.38 Technology and License Agreement dated as of June 29, 1992 by and among the Company and Fermtec Prochim SpA. (8)

10.43 Supply Agreement dated as of January 1, 1994 by and between the Astra/Merck Group of Merck & Co., Inc. (9)*

10.44 Development and License Agreement dated as of January 1, 1994 by and between the Astra/Merck Group of Merck & Co., Inc. (9)*

10.47 Employment Agreement dated August 30, 1994 between the Company and Fredric D. Price (9)

10.48 Lease dated as of February 7, 1995, between the Company and Keren Limited Partnership (10)

10.49 Share Purchase Agreement dated as of December 12, 1996, by and among Applied Microbiology, Inc., Aplin & Barrett Limited and Burns Philp (UK) plc. (12)

10.50 License Agreement dated as of December 12, 1996 between Licensee Applied Microbiology, Inc. and Licensor Aplin & Barrett Limited. (12)

10.51 License Agreement dated as of December 12, 1996 between Licensee Aplin & Barrett Limited and Licensor Applied Microbiology, Inc. (12)

10.52 Supply Agreement dated as of December 12, 1996 between Aplin & Barrett Limited and Applied Microbiology, Inc. (12)

10.53 Investors' Rights Agreement dated as of December 12, 1996 between Applied Microbiology, Inc. and Burns Philp Microbiology. Pty Limited. (12)

10.54 Revolving Loan and Security Agreement dated as of December 12, 1996 between Burns Philp Inc. as Lender and Applied Microbiology, Inc. as Borrower. (12)

10.55 Stock and Partnership Interest Purchase Agreement dated as of August 11, 1997, for the purchase of Nutrition 21. (13)

10.56 Revolving Loan and Term Loan Agreement dated as of August 11, 1997 between State Street Bank & Trust Company as Lender and the Company and Nutrition 21 as Borrowers. (13)

23.01         Consent of KPMG Peat Marwick LLP (14)

27            Financial Data Schedule (14)


----------
(1)  Incorporated by reference to the Company's Report on Form 10-K for 1991.

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

(9)  Incorporated by reference to the Company's Report on Form 10-K for 1994.

(10) Incorporated by reference to the Company's Report on Form 10-K for 1995.

(11) Incorporated by reference to the Company's Registration Statement on Form S-1 originally filed April 15, 1986, file No. 33-4822.

(12) Incorporated by reference to the Company's Report on Form 8-K dated December 27, 1996.

(13) Incorporated by reference to the Company's Report on Form 8-K dated August 25, 1997.

(14) Filed herewith.

* Subject to an order by the Securities and Exchange Commission granting confidential treatment. Specific portions of the document for which confidential treatment has been granted have been blacked out. Such portions have been filed separately with the Commission pursuant to the application for confidential treatment.