Form 10-K405/A
period 1997-06-30
AMBI INC
filed 1997-11-06
CIK 744962

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 1997             Commission File Number 0-14983

                                  AMBI INC.
                        ------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         New York                                11-2653613
---------------------------             ---------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

771 Old Saw Mill River Road
Tarrytown, New York                                   10591
-----------------------------                       ---------
(Address of Principal Executive Offices)            (Zip Code)


Registrant's telephone number,  including Area Code:             (914) 347-5767
                                                                 --------------

         Securities registered pursuant to Section 12(b) of the Act:

                   Common Stock (par value $.005 per share)
                  ------------------------------------------
         Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock (par value $.005 per share)
                  ------------------------------------------

                             Redeemable Warrants
                          --------------------------
                                Title of Class


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


The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $39,377,700 as of November 4, 1997.



The number of shares outstanding of Registrant's Common Stock as of November 4, 1997: 19,287,950.

                           FORM 10-K/A REPORT INDEX



10-K Part
and Item No.                                                           Page No.
------------                                                           --------
PART I

Item 1        Business                                                      3
Item 2        Properties                                                   11
Item 3        Legal Proceedings                                            11
Item 4        Submission of Matters to a Vote of Security Holders          11


PART II

Item 5        Market Price of Registrant's Common Equity and
              Related Stockholder Matters                                  13
Item 6        Selected Financial Data                                      14
Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          15
Item 8        Financial Statements and Supplementary Data                  21
Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                          21


PART III

Item 10       Directors and Executive Officers of the Registrant           22
Item 11       Executive Compensation                                       26
Item 12       Security Ownership of Certain Beneficial Owners
              and Management                                               33

Item 13       Certain Relationships and Related Transactions               34




PART IV

Item 14       Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                          36

                                    PART I

Item 1.  BUSINESS

The Company

         AMBI Inc. (the "Company") is a New York corporation which was incorporated on June 29, 1983. The Company currently concentrates its business in two areas: Pharmaceuticals and Nutrition Products. The Company engages in the following activities for these areas: research, development, manufacturing, and sales.


         On December 12, 1996, the Company completed the sale of its UK-based food ingredients subsidiary, Aplin & Barrett Limited ("A&B") to Burns Philp & Company Limited ("BP") for $13.5 million in cash and the return to the Company of 2.42 million shares of the Company's Common Stock held by BP. In addition, BP provided the Company with a revolving line of credit of up to $2.5 million. Any borrowings under this line of credit can be forgiven under certain circumstances. As of the date of filing this Form 10-K, no amount has been drawn under this line of credit. The sale included the Company's nisin-based food preservative business. The Company retained exclusive rights to its nisin-based pharmaceutical and animal healthcare business. Substantially all of the Company's earnings through the date of sale had been generated by this subsidiary. This loss of revenue contributed to an operating loss of $15.6 million in fiscal 1997, compared with an operating loss of $4.6 million in fiscal 1996. The sale of A&B did generate cash proceeds which provided adequately for the Company's short-term capital requirements following the sale. The Company has recently reinvested some of the proceeds from this sale into the acquisition of Nutrition 21, which may replace the potential to generate revenues. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 13 -- Certain Relationships and Related Transactions.





         On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership. Nutrition 21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. The purchase price for the acquisition was $10,000,000 (the "Cash Purchase Price"), plus 500,000 restricted shares of Common Stock of the Company, and additional cash payments which are contingent upon the achievement of certain sales levels in the next four years. The Company will also pay royalties to the sellers on sales of certain patented products. Part of the Cash Purchase Price was provided pursuant to a Revolving Credit and Term Loan Agreement (the "Loan Agreement") with State Street Bank and Trust Company ("SSBT") and the remainder came from internal working capital. The loans bear interest at SSBT's prime rate plus one percent and are due February 1, 1998 unless extended pursuant to certain conditions set forth in the Loan Agreement.


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



         In October, 1995, the Company acquired an exclusive license for a Medical Food from a division of Orion Corporation ("Orion"), the largest pharmaceutical company in Finland, to sell Orion's patented salt alternative in the United States. The Company began selling the salt alternative in April 1996 under the trademark Cardia(Trademark) Salt Alternative in Florida and Pennsylvania, and announced the national availability of Cardia Salt Alternative in January 1997. This product has significantly less sodium than regular salt and contains potassium and magnesium, essential minerals that may help in the dietary management of high blood pressure. High blood pressure, or hypertension, affects approximately 50 million Americans. The Company has conducted and is continuing to conduct clinical trials on Cardia Salt Alternative that demonstrate its safety and effectiveness as a dietary aid in the management of high blood pressure. For example, two separate studies released in April and May 1997, respectively, compared the use of Cardia Salt Alternative and regular salt in hypertensive patients and found reduced blood pressure in the patients who used Cardia Salt Alternative.



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

         Nutrition 21

         Nutrition 21 develops, manufactures, and markets essential trace elements used primarily as ingredients in nutritional supplements. Currently, Nutrition 21's primary product is chromium picolinate, which is protected by 4 patents which cover the composition and its use as a dietary supplement. The composition patent is exclusively licensed for its duration to Nutrition 21 by the United States Department of Agriculture ("USDA"), and expires August 8, 2000. Nutrition 21 owns patents for the use of chromium picolinate in the management of high cholesterol, glucose control, and the conversion of fat to lean body mass, which patents expire in 2009. Chromium picolinate is marketed by Nutrition 21 under its registered trademark Chromax. In addition, Nutrition
21 also markets zinc picolinate, manganese picolinate, and selenium formulations. Nutrition 21 has funded and continues to fund research studies investigating the uses of chromium picolinate and other micro-nutrients or minerals as dietary supplements with preventative and therapeutic benefits to humans.

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

         The development of nisin and lysostaphin as therapeutic agents for these and other indications can be a long, difficult, and expensive process. There can be no assurance that a drug product will be approved by the FDA or its regulatory equivalent in a foreign country. Currently the Company's nisin formulations for treatment of ulcers have been successfully tested for safety in human studies outside the United States. Human studies have also been successful in confirming that the Company's nisin formulations can be delivered orally to the colon for treatment of infections of the colon. None of the human clinical studies have tested for efficacy. The use of nisin and lysostaphin to treat hospital-acquired infections is still being investigated in animal studies. After the effectiveness of a treatment has been successfully demonstrated in human clinical studies, an application for final approval is submitted for review by the FDA. Such review can take one or more years and can result in the requirement that further studies be undertaken. The Company does not anticipate that any of its pharmaceutical products will be available for marketing before 1999. See also "Governmental Regulation."



         Infections of the colon -- The Company has developed an oral delivery form of nisin for the treatment of antibiotic-associated diarrhea caused by Clostridium difficile (C. difficile) and for the eradication of Vancomycin Resistant Enterococci (VRE) that inhabit the colon. These infections can be especially severe for patients with cancer, AIDS, or those who are in intensive care units.



         Nisin is able to kill C. difficile and VRE without affecting the normal flora of the colon. In June 1997, the Company announced results of a human study demonstrating that nisin was successfully delivered orally, in the form of a tablet, to the colon. Nisin has the potential to be the first peptide that can be taken orally as a treatment for a serious infectious disease of the colon.


         Ulcer -- The Company has developed a different oral form of nisin for the eradication of Helicobacter pylori (H. pylori), the causative agent of peptic ulcer disease. Most ulcers, as well as other gastric disorders such as chronic gastritis and cancer of the stomach, are caused by H. pylori, a bacterium that colonizes the human stomach.


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


         When administered by injection, both nisin and lysostaphin have been found to be effective in curing lethal systemic bacterial infections in mice. In September 1997, the Company announced results of a study demonstrating that lysostaphin successfully treated endocarditis caused by MRSA bacteria in rabbits.

Pharmaceutical Partners

         In March 1994, the Company entered into an exclusive License and Supply Agreement with the Astra/Merck Group of Merck & Co., Inc. (now Astra Merck) to develop and market in the U.S. drug products based on nisin for the treatment of gastrointestinal disorders, including ulcers. The agreement provides for the Company to perform raw material studies on nisin and toxicological studies on a prototype formulation. Astra Merck is responsible for all clinical trials and for obtaining FDA approvals of drug products. The agreement provides for milestone and royalty payments to the Company, and for the purchase of raw materials from the Company.

         In March 1996, the Company entered into an exclusive Agreement with Nippon Shoji Kaisha, Ltd. of Osaka, Japan, to develop and market in Japan, certain Asian countries, Australia and New Zealand drug products based on nisin for the treatment of hospital acquired infections and infections of the colon. The agreement provides for the Company to perform certain research and development activities and to provide semi-annual reports thereon to NSK. NSK provides the Company with research funds for a period of three years, milestone payments and royalties, and agrees to make certain purchases of raw materials from the Company. In connection with the agreement, NSK invested $2 million in the Company's Common Stock and loaned the Company another $2 million which can be repaid, at the Company's option, with the Company's Common Stock upon meeting certain milestones.

Dairy Hygiene Products

         The Company manufactures and sells a preparation of nisin which the Company markets under its trademark Ambicin(R)N, which is the active ingredient in an animal hygiene product applied to the udders of lactating dairy cattle before and after milking. The Company has developed a germicidal solution based on Ambicin N that is applied to the teats of cows as a dip or spray before and after milking in order to prevent the spread of mastitis. This dermatological preparation is a potent broad spectrum germicide that acts rapidly against the bacteria that cause mastitis.

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

         The Company intends to pursue regulatory approval for the pharmaceutical and related uses of its drug products. The Company's proposed pharmaceutical products will be subject to the regulatory approval processes for new drugs. To take a pharmaceutical product from the discovery stage through research and preclinical development to the point where the Company and/or its partners can make the necessary filings (to the FDA and governmental agencies outside the U.S.) to conduct human clinical trials may take several years. Regulatory requirements for human clinical trials are substantial, depend upon a variety of factors, vary by country, and will further add to the time necessary to determine whether a product candidate can be approved for human use. The Company does not have any pharmaceutical products which have completed this process. All of these products are in various stages of preclinical or clinical development. There can be no assurance that the Company's proposed drug products will prove to be safe and effective under these regulatory procedures. See also "Pharmaceuticals -- Antibacterials."


         Depending upon the ingredients of a specific product, some nutrition products can be marketed in the U.S. under DSHEA or the Orphan Drug Act. The Company's Nutrition 21 and Cardia Salt Alternative products fall in regulatory categories that do not require FDA approval for marketing, but are subject to monitoring by the FDA. In addition to FDA regulations, the Federal Trade Commission ("FTC") regulates product advertising claims. Prior to the Company's acquisition of Nutrition 21, Nutrition 21 and the FTC entered into a consent agreement, which culminated in an FTC order that, among other things, requires that claims for dietary supplements be supported by competent and reliable scientific evidence. The order requires that Nutrition 21 advise its customers who resell chromium picolinate to the public not to make claims which are not supported by competent and reliable scientific evidence.


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



         Nutrition 21 has an exclusive license from the USDA for the duration of a patent which covers the composition of chromium picolinate and its uses, which patent expires August 8, 2000. The USDA license grants Nutrition 21 the exclusive right to manufacture, use, and sell chromium picolinate in the United States. Nutrition 21 also owns U.S. patents expiring in 2009 relating to chromium picolinate treatments for reducing hyperglycemia and stabilizing the level of serum glucose, for undesirable levels of blood serum lipids, and increasing lean body mass, and other patents relating to, among other things, magnesium taurate treatments of cardiac conditions.


         Under an agreement with the University of Maryland, the Company has obtained exclusive licenses under patents and applications relating to the cloning, expression and alteration of genes encoding nisin, subtilin, and related peptides, and their production and compositions. The licenses include exclusive rights under a basic patent, which expires in 2010, for making recombinant lanthocins.

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

Manufacturing

         The Company's products, e.g. Ambicin N, Cardia Salt Alternative, and Nutrition 21's products, are manufactured for the Company by subcontractors who manufacture to the Company's specifications and use the Company's manufacturing technology. The Company subcontracted purchases of nisin from BP for pharmaceutical and animal healthcare uses from December 11, 1996 until September 26, 1997. Nisin-based products for pharmaceutical and animal healthcare are currently being manufactured for the Company by another subcontractor. The Company believes that these manufacturers can be readily replaced except that a delay of a few months might be required to commence nisin production at another facility. However, the Company believes that it has adequate inventory of product, including nisin, to accommodate a suspension in the manufacture of any of its products. There are numerous sources of supply for all of the raw materials used in the manufacture of the Company's products.


Marketing and Sales

         The Company markets and distributes its nutrition product lines through a network of distributors and agents, and markets its Wipe Out Dairy Wipes product through direct sales efforts. See "Nutrition Products" and "Dairy Hygiene Products" for further discussion of the marketing and distribution of specific products. There were no significant unaffiliated customers comprising over 10% of sales during the 1997 or 1996 fiscal years. Sales to BP constituted 12% of consolidated sales in the 1996 fiscal year but were not significant in the 1997 fiscal year due to the sale of A&B to BP.

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

                                   PART II

Item 5.           MARKET PRICE OF REGISTRANT'S COMMON EQUITY
                   AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "AMBI" and the Company's warrants are traded on Nasdaq Small Cap Market under the symbol "AMBIW."

         The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

         The following table sets forth bid prices quoted for the Common Stock and Warrants. The high and low bid quotations for the Company's securities have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.




Fiscal Quarter Ended                             Common Stock                         Warrants
--------------------                             ------------                         --------
                                             High            Low                High           Low
                                             ----            ---               ----            ---
September 30, 1995                           $4.375          $1.375             $1.063         $0.25

December 31, 1995                            $5.875          $3.375             $2.00          $0.625

March 31, 1996                               $5.50           $3.188             $1.375         $0.688

June 30, 1996                                $8.125          $4.875             $3.500         $1.125

September 30, 1996                           $6.50           $3.250             $2.375         $1.125

December 31, 1996                            $4.125          $2.188             $1.500         $0.50

March 31, 1997                               $4.563          $2.688             $1.500         $0.50

June 30, 1997                                $3.00           $1.750             $0.750         $0.125

Item 6.           SELECTED FINANCIAL DATA

         The following tables summarize certain financial data that are qualified by the more detailed financial statements included herein. Figures are stated in thousands of United States Dollars, except per share amounts.


Year ended June 30                            1997(1)         1996          1995         1994      1993(2)
-----------------                             -------         ----          ----         ----      -------
Sales                                          10,356       14,157        11,264        9,614       12,083
Write-off of Purchased
Research and Development                         ----         ----          ----         ----       22,504
Other Costs and Expenses                       27,022       20,776        11,337        8,374        8,891
Tax Expense                                       152          285           254          185          423
Net (Loss)/Income                              (6,813)      (4,719)          283        1,756      (19,423)
Net (Loss)/Earnings per
Share                                           (0.38)       (0.34)         0.01          .09        (1.37)



Selected Balance Sheet Data:                  1997(1)         1996          1995         1994      1993(2)
-----------------                             -------         ----          ----         ----      -------
(As of June 30)
Working Capital                                 7,055       14,812         7,333        7,352        5,750
Total Assets                                   12,754       23,367        13,788       11,808       10,724
Total Liabilities                               5,144        6,221         3,163        1,544        2,255
Long Term Obligations and
Redeemable Preferred Stock                      2,184        4,408         2,267        1,500        1,500
Stockholders' Equity                            7,610       15,646         9,125        8,764        6,969

-------------------
(1) The results for the year ended June 30, 1997, are those of the Company and Aplin & Barrett for the period July 1, 1996 through December 11, 1996 and those of the Company for the full year (see Item 13).

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

General


         The Company's historical revenues have been primarily attributable to sales of its own products. The Company has acted in the past as selling agent for certain products of both affiliated as well as unaffiliated companies. Effective July 1, 1995, the Company assumed responsibility for selling products in the US on behalf of an affiliated company, Burns Philp & Company Ltd. ("Burns Philp"). This relationship was discontinued effective September 11, 1996. The Company also receives royalty income from users of its patented technology and milestone payments from research partners.


         The Company completed the sale of its UK-based food preservative business, Aplin & Barrett, Ltd. ("A&B"), to Burns Philp on December 12, 1996.
As a result, the operations of A&B are included in the financial statements through that date. The decision to sell the UK- based food preservative business, A&B to Burns Philip was made by the Company's Board of Directors in 1996. At that time directors unaffiliated with Burns Philp constituted a majority of the Board of Directors. The Board's decision was based upon its view that the Company's resources would be more profitably employed in pursuing the development of its own products and that such development would be facilitated by the cash proceeds of the sale of A&B. After the sale, Burns Philip owns approximately 40% of the Company's Common Stock. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

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

Three years ended June 30, 1997, 1996 and 1995

Revenues

         Revenues decreased 30% to $11.3 million in the fiscal year ended June 30, 1997 ("fiscal 1997") from $16.0 million in the fiscal year ended June 30, 1996 ("fiscal 1996"). A decline of $7.4 million was attributable to the divestiture of the Company's A&B subsidiary which occurred December 12, 1996. Sales as a percentage of total revenues attributable to A&B were 53%, 81%, and 100% of total revenues in fiscal 1997, fiscal 1996, and fiscal 1995, respectively. A further $0.9 million decline was due to lower receipts of milestone and research payments from third party research collaborators. Sales of new products launched in 1996 fiscal year increased $3.6 million during the year - Cardia Salt Alternative ($3.6 million in fiscal 1997 up from $0.7 million in fiscal 1996) and Wipe Out Dairy Wipes ($1.2 million in fiscal 1997 up from $0.5 million in fiscal 1996).


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


         The main component of the increase in SG&A in fiscal 1997 was marketing and sales expenditures incurred in continuing support of the two new products Cardia Salt Alternative and Wipe Out Dairy Wipes. The main component of the increase in SG&A in fiscal 1996 was marketing and sales expenditures incurred in the launch of these same two new products. SG&A costs principally representing marketing personnel and promotional expenditures attributable to Cardia Salt Alternative were $10.3 million and $3.1 million in fiscal 1997 and fiscal 1996, respectively. SG&A costs largely representing marketing personnel and promotional expenditures attributable to Wipe Out Dairy Wipes were $1.3 million and $0.7 million in fiscal 1997 and fiscal 1996, respectively.

Research Expenses

         Research expenses were $4.8 million, $2.3 million, and $1.8 million in fiscal 1997, fiscal 1996, and fiscal 1995, respectively, representing increases of 111% in fiscal 1997 from fiscal 1996, and 25% in fiscal 1996 from fiscal 1995. Research expenses as a percentage of revenue were 43%, 14% and 16% in fiscal 1997, 1996, and 1995, respectively. The increases in expenses in fiscal 1997 and fiscal 1996 were related to added spending to support ongoing programs. Research spending in fiscal 1997 increased $1.7 million for pharmaceutical products and $0.8 million for Cardia Salt Alternative. Research spending in fiscal 1996 increased $0.5 million for pharmaceutical products.

Operating Loss/Income

         The Company had an operating loss of $15.6 million in fiscal 1997, compared with an operating loss of $4.6 million in fiscal 1996. This increase in the loss was a result of increased expenditures in the areas of SG&A and research referred to above and reduced revenue due primarily to the sale of A&B. A&B contributed operating profits of $0.5 million and $3.4 million in fiscal 1997 and fiscal 1996, respectively.



         The Company had an operating loss of $4.6 million in fiscal 1996, compared with operating income of $0.4 million in fiscal 1995. This loss was a result of increased expenditures in the areas of SG&A and research referred to above.

Sale of Aplin & Barrett

         The Company completed the sale of its UK-based food preservative business, Aplin & Barrett, Ltd. ("A&B"), to Burns Philp on December 12, 1996. Key terms of the transaction included the payment to the Company of $13.5 million in cash and the return of 2.42 million shares of the Company's common stock held by Burns Philp. In addition, Burns Philp has provided the Company with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. The Company recorded a gain of $8.6 million in fiscal 1997 related to the sale of A&B. See also Item 1 -- Business -- The Company.

Loss Before Tax Expense

         The Company had a loss before tax expense of $6.7 million in fiscal 1997, compared with a loss of $4.4 million in fiscal 1996. The increase in the loss was a result of increased expenditures in the areas of SG&A and research referred to above and reduced revenue due to the sale of A&B. The loss was partially offset by the $8.6 million gain on the sale of A&B.

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

         As a result of the sale of A&B, the Company experienced a significant decline in revenues during the latter part of fiscal 1997. This loss of revenues also contributed to the increase in operating loss to $15.6 million in fiscal 1997, compared with an operating loss of $4.6 million in fiscal 1996. A&B generated cash flows of $.05 million and $3.1 million in fiscal 1997 and fiscal 1996, respectively. The sale of A&B did generate cash proceeds of $13.5 million which provided adequately for the Company's short-term capital requirements following the sale. The Company has only recently reinvested the proceeds from this sale into the acquisition of Nutrition 21, which may replace the potential to generate revenues. Nutrition 21 reported sales of $16,273,227 and net income of $5,975,768 in 1996. However, there can be no assurance that the Nutrition 21 business and sales of the Company's other products will generate revenues, cash flow, and earnings equal to those which would have come from A&B or that they will be sufficient to make the Company's operations profitable.


         The Company anticipates a decline in research and SG&A expenditures as it seeks to find pharmaceutical partners to fund research. In addition, the Company is eliminating expenditures that are not critical to the process of generating sales or meeting drug development milestones. The Company may report operating income during the fiscal year ending June 30, 1998 as a result of the aforementioned expense reduction combined with operating income provided from the recent acquisition of Nutrition 21 in August 1997 (see Note 17,
Notes to the Consolidated Financial Statements for further explanation).


         The acquisition of Nutrition 21 was funded in part by a debt financing of $3.3 million from State Street Bank & Trust ("SSBT"). The loans bear interest at SSBT's prime rate plus one percent and are due February 1, 1998. The Company does not have the funds to repay the loan and will be required to either extend the payment terms to SSBT or refinance the debt. The Company is already in discussions with SSBT and other financing institutions and expects to be able to either extend the terms or refinance the debt.


         In connection with the sale of A&B, BP provided the Company with a revolving credit line of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the Nisaplin food preservative business through June 30, 1999. Borrowings under this credit line will accrue interest at a rate equal to the prime rate set from time to time by Citibank. To date the Company has not borrowed any monies against this credit line nor is it determinable at this time whether the future performance of the food preservative business would result in a forgiveness.


         The Company's existing resources are expected to be sufficient to fund the Company's foreseeable operations for the next 12 months. However, acquisition activities and any increased research and development expenses over the present level would require additional funds. Also, the Company is obligated to repay the borrowings to SSBT. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on reasonable terms.

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

Recently Issued Accounting Standards

         In February 1997, FASB issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

                                   PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

Officers and Directors

         The officers and directors of the Company are as follows:


                                                   Year Joined
         Name                                        Company                    Position
--------------------                             ---------------              -------------
Fredric D. Price (51)                                1994                       President, Chief
                                                                                Executive Officer,
                                                                                Acting Chief Financial
                                                                                Officer and Director

Robert E. Flynn (64)                                 1996                       Chairman of the Board

Audrey T. Cross, Ph.D. (52)                          1995                       Director

Sheldon G. Gilgore, M.D. (65)                        1995                       Director

Peter E. Herring (46)                                1996                       Controller

Colin Kop (35)                                       1996                       Director

Marvin Moser (73)                                    1997                       Director

Solomon L. Mowshowitz, Ph.D. (54)                    1996                       Vice President-Research
                                                                                and Development

Robert E. Pollack, Ph.D. (57)                        1995                       Director

Benjamin Sporn (59)                                  1986                       Vice President-Legal
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

         Robert E. Flynn was elected a Director of the Company in October 1996 and Chairman of the Board of Directors in October 1997. Mr. Flynn is a Senior Advisor to CSC Index, management consultants. He served as Chairman of the NutraSweet Company from June 1990 until he retired in December 1995. Mr. Flynn also served as Chief Executive Officer of the NutraSweet Company from June 1990 until March 1995. From 1981 to 1990, he served in various executive capacities with Fisher Controls International Inc., including Chairman and Chief Executive Officer. Prior thereto from 1957 to 1981, Mr. Flynn held positions of increasing importance with The Carborundum Co. Mr. Flynn is also a member of the Board of Stanley Technology Group. He received a BSc from Loyola College, a BEE from McGill University and an MBA from Rutgers University.

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

         Sheldon G. Gilgore, M.D. was elected a Director of the Company in October 1995, and served as Chairman of the Board of Directors of the Company from October 1995 to October 1997 and, continues as a member of the Board. Dr. Gilgore served as Chairman of the Board, Chief Executive Officer, and President of G. D. Searle & Co. from 1986 to April 1995 when he retired. From 1971 to 1986, he was President of Pfizer Pharmaceuticals and was a member of the Board of Directors of Pfizer, Inc. In addition, he served as Chairman of the Pharmaceutical Research Manufacturers of America (PhRMA). Dr. Gilgore received a BS in biology from Villanova University and an MD from Jefferson Medical College.

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


         Marvin Moser, M.D. was elected to the Board of Directors in October 1997. He is clinical professor of medicine at Yale and senior medical consultant at the National High Blood Pressure Education Program of the National Heart, Lung and Blood Institute. Dr. Moser's work has focused on non pharmacological approaches to the prevention and control of hypertension and he has published extensively on this subject with over 300 publications. He has contributed to over 30 books and numerous physician and patient education programs. Dr. Moser holds a B.A. from Cornell University and an M.D. from Downstate University College of Medicine.


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

                                         SUMMARY COMPENSATION TABLE (1)(2)




Name and Principal                                    Annual Compensation                                Long-
Position                                                                                          Term Compensa
              (a)                                                                                         tion

                                 Period          Salary ($)             Bonus ($)                     Securities
                                   (b)             (c)                   (d)                          Underlying
                                                                                                 Options/SARs (#)
                                                                                                         (g)
Fredric Price,                  9/12/94 -            210,000               15,000                     500,000
President, Chief                6/30/95
Executive Officer
and Director (3)
                                7/1/95 -             260,000               21,121
                                6/30/96
                                7/1/96 -             275,000               90,000                      35,000
                                6/30/97

Stephen Benoit, Vice            7/1/94 -              57,692                                           50,000
President-Marketing             6/30/95
and Sales (4)
                                 7/1/95 -            135,000                5,000                      10,000
                                6/30/96
Peter Herring,                  1/2/96 -              64,500                                           40,000
Controller                      6/30/96
                                7/1/96 -             135,500                                           15,000
                                6/30/97
Solomon                         1/15/96 -             62,308                                           46,000
Mowshowitz, Vice                6/30/96
President- Research
and Development

                                7/1/96 -             140,000                                           15,000
                                6/30/97
Benjamin T. Sporn,              7/1/94 -             129,000
Vice President-Legal            6/30/95

                                7/1/95 -             120,000
                                6/30/96

                                7/1/96 -             127,500                5,000                      42,500
                                6/30/97



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

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR





                                                                                            Potential Realizable Value


                                                 Percent Of
                                                   Total
                              Number Of           Options
                              Securities        Granted To       Exercise
                              Underlying         Employees        Of Base
                               Options           In Fiscal         Price        Expiration
             Name            Granted (#)           Year           ($/Sh)           Date            5% (S)            10% (S)

             (a)                (b)                (c)             (d)             (e)            (f)               (g)
           -------            ----------       -------------   ---------      ------------   ------------       -----------
A.  Stephen Benoit              10,000             4.24        $5.625              (1)               N/A                N/A
                                 5,000                         $5.625
B.  Peter Herring               10,000             6.34        $2.50               (2)        $25,551.79         $61,790.30
                                 5,000                         $5.625
C.  Solomon Mowshowitz          10,000             6.34        $2.50               (2)        $25,551.79         $61,790.30

D.  Fredric D. Price            35,000            14.83        $5.1875             (2)        $87,327.00        $211,177.42
                                 7,500                         $5.625
E.  Benjamin T. Sporn           35,000            18.01        $2.50               (2)        $62,376.43        $150,841.01

                                                                29

--------------
(1)  Expired April 9, 1997 which is 89 days after termination of employment.

(2) Vesting 20% per year; expiration the earlier of 5 years from vesting or 89 days after termination of employment.

        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION VALUES

                                Individual Grants

        (a)               (b)               (c)                                  (d)                                          (e)
       Name            Shares             Value                Number of Unexercised                 Value of Unexercised In-the-
                  Acquired in          realized                Options at FY-End (#)                      Money Options at FY-End
                 Exercise (#)               ($)
                                                         Exercisable     Unexercisable              Exercisable      Unexercisable


Stephen                20,000            28,750                  0                  0                     0                 0
Benoit
Peter                       0                 0              8,000             47,000                     0                 0
Herring
Solomon                     0                 0              9,200             51,800                     0                 0
Mowshowitz
Fredric                     0                 0            200,000            335,000                     0                 0
Price
 Benjamin                   0                 0             75,000             42,500                     0                 0
T. Sporn


Pension Plans

    AMBI Inc.





         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees, a non-contributory pension plan (the "Pension Plan") maintained by Burns Philp as long as Burns Philp owns at least 20% of the Company's outstanding Common Stock. Burns Philp currently holds approximately 40% of the Company's outstanding Common Stock. Assuming retirement at age 65, the Pension Plan provides benefits equal to the greater of (a) 1.1% of the employee's final average earnings multiplied by the employee's final average earnings in excess of the average of the contribution and the benefit basis in effect under Section 230 of the Social Security Act for each year in the 35-year period ending with the year of Social Security retirement age, multiplied by the employee's years of credited service up to 35, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan or (b) $24 multiplied by the number of years of credited service up to 25 years plus $12 multiplied by the years of employment from 26-40 years, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan. The "final average earnings" are the average monthly earnings during the five highest-paid consecutive calendar years within the last ten calendar years of credited service with the Company. Earnings include the salary and bonus listed in the summary compensation table. Earnings which may be considered under the Pension Plan are limited to $160,000 per year subject to annual cost of living adjustments as determined by the IRS.

         The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 1997 and a single life annuity benefit, according to years of credited service and final average earnings. The benefits listed are not subject to any deduction for Social Security or other offset amounts.

                                             Years of Credited Service

final average
earnings                   15               20                25                30               35
------------              ------           ------           ------             ------           ------
$25,000                    $4,320           $5,760            $7,200            $8,250           $9,625

$50,000                    $10,268          $13,691           $17,113           $20,536          $23,958

$75,000                    $16,830          $22,440           $28,051           $33,661          $39,271

$100,000                   $23,393          $31,190           $38,988           $46,786          $54,583


$150,000                   $36,518          $48,690           $60,683           $73,036          $85,208

$160,000                   $39,143          $52,190           $65,238           $78,286          $91,333
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


Compensation Committee Interlocks and Insider Participation


         The Board of Directors determines executive compensation taking into consideration recommendations of the Compensation Committee. No member of the Company's Board of directors is an executive officer of a company whose compensation committee or board of directors includes an executive officer of the Company.


Director Compensation


         Dr. Cross, Mr. Flynn, and Dr. Pollack each received a quarterly director's fee of $1,800 and Dr. Gilgore a quarterly director's fee of $3,600.

Each also receives $500 for each meeting of the Board attended in person, $250 for each meeting of the Board attended telephonically, and each has received options to acquire 10,000 shares of Common Stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table sets forth, as of November 4, 1997, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 771 Old Saw Mill River Road, Tarrytown, New York 10591.




                                    Shares Owned Beneficially and of Record (1)

Name and Address           No. of Shares             % of Total
------------------         --------------            ----------

Fredric D. Price (2)         337,651                   1.72

Sheldon G. Gilgore (3)       125,000                    *

Audrey T. Cross (4)           34,000                    *
259 Sunset Avenue

Englewood, NJ 07631

Robert Flynn (5)              20,000                    *

Peter E. Herring (5)           9,000                    *

Colin Kop                          0                    0
7 Bridge Street
Sydney, NSW 2000
Australia

Marvin Moser (5)              45,000                    *


Solomon L. Mowshowitz (5)     10,200                    *

Robert E. Pollack (5)         40,000                    *
813B Sherman Fairchild
Columbia University
New York, NY 10027

Benjamin Sporn (6)           105,625                    *

Burns Philp & Comp         7,763,837                 40.26
Limited (7)
7 Bridge Street
Sydney, NSW 2000
Australia

All Officers and Directors  726,476                    3.64
as a Group (10 persons)
(2)(3)(4)(5) and (6)

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

 Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



        From 1989 through 1992, the Company issued an aggregate of 10,648,837 shares of Common Stock to BP in connection with various transactions. Pursuant to an Agreement for the Purchase and Sale of Stock dated as of June 30, 1992 (the "Purchase Agreement"), in July 1993 the Company issued an additional 935,000 shares of Common Stock to BP. During July 1996, BP sold 1,400,000 shares of Common Stock, and during December 1996 BP returned 2,420,000 shares of Common Stock to the Company in connection with the purchase of A&B. As a result of the July 1993 issuance, of prior acquisitions of shares of Common Stock, the July 1996 sale of Common Stock, and the December 1996 return of Common Stock, BP currently owns 7,763,837 shares of Common Stock.

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


                                                    AMBI INC.

                                                    By:  /s/ Fredric D. Price
                                                        ----------------------
                                                    Fredric D. Price, President,
                                                    CEO and Director

 Dated:   November 6, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of November 6 , 1997 by the following persons on behalf of Registrant and in the capacities indicated.


                                                  /s/ Fredric D. Price
                                                  ----------------------
                                                  Fredric D. Price, President,
                                                  CEO and Director
                                                  (Principal Financial Officer)

                                                  /s/ Audrey T Cross
                                                  ----------------------
                                                  Audrey T. Cross, Director

                                                  /s/ Robert Flynn
                                                  ----------------------
                                                  Robert Flynn, Director

                                                  /s/ Sheldon G. Gilgore
                                                  ----------------------
                                                  Sheldon G. Gilgore,
                                                  Chairman of the Board

                                                  /s/ Colin Kop
                                                  ----------------------
                                                  Colin Kop, Director

                                                  /s/ Robert Pollack
                                                  ----------------------
                                                  Robert E. Pollack, Director

                                                  /s/ Peter E. Herring
                                                  ----------------------
                                                  Peter E. Herring, Controller
                                                  (Principal Accounting Officer)

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


                                                       KPMG Peat Marwick LLP

 New York, New York
 July 25, 1997

                       AMBI INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30   JUNE 30
                                                         1997      1996
                                                         $000      $000
                                                        -------   -------
ASSETS
Current assets:
      Cash and cash equivalents                          8,615     8,431
      Trade accounts receivable (less
        allowance for doubtful accounts
        of $104,000 in 1997 and $81,000 in 1996)           390     5,356
      Inventories                                          606     3,088
      Prepayments and other current assets                 404       874

                                                        -------   -------

Total current assets                                    10,015    17,749

Property and equipment, net                              1,082     3,881
Patent costs and licensed technology
      (net of amortization of $862,000
      in 1997 and  $717,000 in 1996)                     1,584     1,624
Other assets                                                73       113
                                                        -------   -------

TOTAL ASSETS                                            12,754    23,367



See accompanying notes to consolidated financial statements.

                       AMBI INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 3        JUNE 30
                                                                   1997           1996
                                                                   $000           $000
                                                                  -------        -------
LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable and lease
   obligation                                                         156            195
   Accounts payable and accrued expenses                            2,464          1,889
   Other liabilities                                                 --              368
   Dividends payable                                                  340            231
   Taxes payable                                                     --              254
                                                                  -------        -------

Total current liabilities                                           2,960          2,937

Notes payable and lease obligation                                    184            935
Long term loan                                                      2,000          2,000
Deferred taxes payable                                               --              349
                                                                  -------        -------

TOTAL LIABILITIES                                                   5,144          6,221
                                                                  -------        -------

REDEEMABLE PREFERRED STOCK:
   $0.01 par value. Issued and outstanding  - 0 - shares at
   June 30, 1997 and 1,500 shares at June 30, 1996
   (aggregate involuntary liquidation value $1,500,000)              --            1,500
                                                                  -------        -------
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, authorized 5,000,000;
      Series C convertible preferred, 222 shares and 370
      shares outstanding at June 30, 1997 and 1996
      respectively (aggregate liquidation value
      Series C $2,521,190)                                           --             --
      Series D convertible preferred, 45,000 shares
      issued and outstanding at June 30, 1997 (aggregate
      liquidation value Series D $4,539,205)                         --             --
   Common stock, $0.005 par value, authorized 40,000,000
      shares. Issued and outstanding 18,783,342 shares
      at June 30, 1997 and 20,469,776 at June 30, 1996                 94            102


      Additional paid-in capital                                   51,416         52,732
                                                                  -------        -------

      Accumulated deficit                                         (43,900)       (36,522)
                                                                  -------        -------
      Currency translation adjustment                                --             (666)
                                                                  -------        -------

TOTAL STOCKHOLDERS' EQUITY                                          7,610         15,646
                                                                  -------        -------
COMMITMENTS AND CONTINGENT LIABILITIES
TOTAL LIABILITIES, REDEEMABLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY                                   12,754         23,367


See accompanying notes to consolidated financial statements.

                          AMBI INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEAR ENDED JUNE 30
                                              1997               1996               1995
                                              $000               $000               $000
                                           -----------        -----------        -----------
Sales                                           10,356             14,157             11,264
Other operating income                             924              1,865                462
                                           -----------        -----------        -----------

TOTAL REVENUE                                   11,280             16,022             11,726
Cost of sales                                   (4,363)            (6,353)            (3,258)
                                           -----------        -----------        -----------

GROSS PROFIT                                     6,917              9,669              8,468
Selling, general and
  administrative expenses                      (16,912)           (11,177)            (5,421)
Research expenses                               (4,833)            (2,294)            (1,840)
Depreciation and amortization                     (772)              (819)              (767)
                                           -----------        -----------        -----------
OPERATING (LOSS)/INCOME                        (15,600)            (4,621)               440
Foreign exchange gain/(loss)                      --                    3                (49)
Interest income                                    433                317                148
Interest expense                                  (142)              (133)                (2)
Gain on sale of Aplin & Barrett Ltd.             8,648               --                 --
                                           -----------        -----------        -----------
(LOSS)/INCOME BEFORE
  TAX EXPENSE                                   (6,661)            (4,434)               537
Tax expense                                       (152)              (285)              (254)
                                           -----------        -----------        -----------

NET (LOSS)/INCOME                               (6,813)            (4,719)               283

NET (LOSS)/EARNINGS
  PER SHARE                                ($     0.38)       ($     0.34)       $      0.01
                                           -----------        -----------        -----------


WEIGHTED AVERAGE SHARES                     19,544,526         19,091,664         18,201,562


See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Preferred Stock             Preferred Stock         Common Stock
                                                                Series C                    Series D

                                                           Shares         $000         Shares         $000          Shares
                                                        -----------    -----------   -----------   -----------   -----------
Balance at June 30, 1994                                         --             --            --            --    18,155,858
Common stock issued for cash on exercise of options
  and warrants                                                   --             --            --            --        21,000
Net income for the year                                          --             --            --            --            --
Preferred dividend paid and provided                             --             --            --            --            --
Arising on translation during the year                           --             --            --            --            --
                                                        -----------    -----------   -----------   -----------   -----------
Balance at June 30, 1995                                         --             --            --            --    18,176,858

Common stock granted to officers                                 --             --            --            --        15,326
Common stock issued for cash on exercise of options
  and warrants                                                   --             --            --            --       533,163
Common stock issued for cash under agreement with NSK            --             --            --            --       315,408
Preferred stock issued for cash                                 895             --            --            --            --
Conversion discount on preferred stock                           --             --            --            --            --
                                                        -----------    -----------   -----------   -----------   -----------
Conversion of preferred stock to common
  stock including dividends issued as common stock             (525)            --            --            --     1,429,021
Preferred dividend paid and provided                             --             --            --            --            --
Net loss for the year                                            --             --            --            --            --
Arising on translation during the year                           --             --            --            --            --

                                                        -----------    -----------   -----------   -----------   -----------
Balance at June 30, 1996                                        370             --            --            --    20,469,776

Common stock granted to officers                                 --             --            --            --        15,326
Common stock issued for cash on exercise of options
  and warrants                                                   --             --            --            --       172,300
Preferred stock issued for cash                                  --             --        45,000            --            --
Conversion discount on preferred stock                           --             --            --            --            --
                                                        -----------    -----------   -----------   -----------   -----------
Common stock retired in connection with the
  sale of Aplin & Barrett Ltd.                                   --             --            --            --    (2,420,000)
Conversion of preferred stock to common
  stock including dividends issued as common stock             (148)            --            --            --       545,940
Preferred dividend paid and provided                             --             --            --            --            --
Net loss for the year                                            --             --            --            --            --
Arising on translation during the year                           --             --            --            --            --


                                                        -----------    -----------   -----------   -----------   -----------
Balance at June 30, 1997                                        222             --        45,000            --    18,783,342



                                                        Common Stock    Additional     Accumulated    Currency
                                                                         Paid-In         Deficit     Translation
                                                                         Capital                      Adjustment       TOTAL
                                                            $000           $000           $000           $000           $000
                                                         -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1994                                          91         39,453        (30,113)          (667)         8,764
Common stock issued for cash on exercise of options
  and warrants                                                    --             47             --             --             47
Net income for the year                                           --             --            283             --            283
Preferred dividend paid and provided                              --             --           (128)            --           (128)
Arising on translation during the year                            --             --             --            159            159
                                                         -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1995                                          91         39,500        (29,958)          (508)         9,125

Common stock granted to officers                                  --             --             --             --             --
Common stock issued for cash on exercise of options
  and warrants                                                     2          1,513             --             --          1,515
Common stock issued for cash under agreement with NSK              2          1,998             --             --          2,000
Preferred stock issued for cash                                   --          8,213             --             --          8,213
Conversion discount on preferred stock                            --          1,343         (1,343)            --             --
Conversion of preferred stock to common
  stock including dividends issued as common stock                 7            165           (172)            --             --
Preferred dividend paid and provided                              --             --           (330)            --           (330)
Net loss for the year                                             --             --         (4,719)            --         (4,719)
Arising on translation during the year                            --             --             --           (158)          (158)

                                                         -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1996                                         102         52,732        (36,522)          (666)        15,646

Common stock granted to officers                                  --             57             --             --             57
Common stock issued for cash on exercise of options
  and warrants                                                     1            436             --             --            437
Preferred stock issued for cash                                   --          4,230             --             --          4,230
Conversion discount on preferred stock                            --            173           (173)            --             --
Common stock retired in connection with the
  sale of Aplin & Barrett Ltd.                                   (12)        (6,340)            --             --         (6,352)
Conversion of preferred stock to common
  stock including dividends issued as common stock                 3            128           (131)            --             --
Preferred dividend paid and provided                              --             --           (261)            --           (261)
Net loss for the year                                             --             --         (6,813)            --         (6,813)
Arising on translation during the year                            --             --             --            666            666

                                                         -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1997                                          94         51,416        (43,900)            --          7,610



See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED JUNE 30
                                                                              1997         1996         1995
                                                                              $000         $000         $000
                                                                             -------      -------      -------
Cash flows from operating activities:
    Net (loss)/income                                                         (6,813)      (4,719)         283
    Adjustments to reconcile net (loss)/income to net cash
      (used in)/provided by operating activities:
        Depreciation and amortization                                            772          819          767
        Loss on disposal of equipment                                            275           14          129
        Deferred income tax benefit                                                            (6)         (81)
        Gain on sale of Aplin & Barrett                                       (8,648)          --           --
        Other non-cash items                                                      65
        Changes in assets and liabilities:
            Decrease/(increase) in trade accounts receivable                   1,320       (3,569)        (468)
            Decrease/(increase) in inventories                                   646         (310)      (1,345)
            Increase in other assets                                            (191)        (211)        (124)
            Decrease/(increase) in amounts due from affiliated companies          --          606         (614)
            (Decrease)/increase in taxes payable                                (254)           7          232
            (Decrease)/increase in accounts payable and accrued expenses      (1,559)         611          540
            (Decrease)/increase in amounts due to affiliated companies            --         (126)         (91)
            Increase in other liabilities                                        189          282           33
                                                                             -------      -------      -------
Net cash used in operating activities                                        (14,198)      (6,602)        (739)
                                                                             -------      -------      -------
Cash flows from investing activities:
    Acquisitions of property and equipment                                      (866)        (700)      (1,269)
    Proceeds on sale of equipment                                                              --           19
    Cash received upon sale of subsidiary                                     13,500           --           --
    Patent costs and licensed technology                                        (437)      (1,026)        (393)
                                                                             -------      -------      -------
Net cash provided by/(used in) investing activities                           12,197       (1,726)      (1,643)
                                                                             -------      -------      -------

Cash flows from financing activities:
    Dividends paid                                                              (153)        (133)        (120)
    Notes payable proceeds/(repayments)                                           (8)          23           (6)
    Capital lease (repayments)/proceeds                                         (811)        (186)         721
    Long term loan proceeds                                                       --        2,000           --
    Proceeds from issuance of preferred stock                                  4,230        8,213           --
    Redemption of redeemable preferred stock                                  (1,500)          --           --

    Proceeds from issuance of common stock                                       437        3,515           47
                                                                             -------      -------      -------
Net cash provided by financing activities                                      2,195       13,432          642
                                                                             -------      -------      -------

Net increase/(decrease) in cash and cash equivalents                             194        5,104       (1,740)
Cash and cash equivalents at beginning of year                                 8,431        3,337        5,048
Effect of exchange rate movement                                                 (10)         (10)          29
                                                                             -------      -------      -------
Cash and cash equivalents at end of year                                       8,615        8,431        3,337
                                                                             -------      -------      -------

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

       As of June 30, 1997, Burns Philp & Company Limited ("BP) owned 7,763,837 shares of the Company's common stock, which constitutes approximately 40% of the issued and outstanding shares of common stock. BP is a leading global food manufacturer and marketer.

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


       On August 12, 1997 the Company completed the acquisition of Nutrition 21, a privately-owned San Diego, California-based company engaged in the development and marketing of proprietary nutrition products and dietary supplements. See Note 18 -- Subsequent Events.


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

         c)    Inventories


               Inventories are valued at the lower of cost (first-in, first-out) or market value, and consist of:

                                                         1997       1996
                                                         $000       $000
                                                        -----      -----

                            Raw materials                  -         240
                            Work in process                -         960
                            Finished products             606      1,888
                                                        -----      -----
                                                          606      3,088

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

                                                                  1997              1996              1995
                                                              ------------      ------------      ------------
                                                            (No. of shares)   (No. of shares)   (No. of shares)
                   Average shares outstanding                   19,544,526        19,091,664        18,168,187
                   Net effect of dilutive
                    stock options                                       --                --            33,375
                                                              ------------      ------------      ------------
                   Total average shares                         19,544,526        19,091,664        18,201,562

                                                                  $000              $000              $000
                                                              ------------      ------------      ------------
                   Net (loss)/income                                (6,813)           (4,719)              283
                   Preferred stock dividend                           (392)             (502)             (128)
                   Conversion discount on preferred stock             (173)           (1,343)               --
                                                              ------------      ------------      ------------
                   Net (loss)/income attributable
                    to common stockholders                          (7,378)           (6,564)              155
                   Net (loss)/earnings per share
                    of common stock                           ($      0.38)     ($      0.34)     $       0.01


                  In accordance with the March 1997 SEC Staff announcement, the conversion discount on the Company's preferred stock has been recognized as additional preferred dividends. The conversion discount on preferred stock in the table above represents the amortized discount of $173,000 on the Series D preferred stock in fiscal 1997 and the conversion discount of $1,343,000 on the Series C preferred stock in fiscal 1996. See Note 8.

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

                            AMBI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.       PROPERTY AND EQUIPMENT

                                                   1997                1996
                                                   $000                $000
                                                   ----                ----
            Cost: Land                               -                  110
              Buildings and building improvements    75               1,083
              Plant and other assets              1,018               5,898
              Leased assets:
                     Furniture and fixtures          -                  195
                     Office equipment                -                  171
                     Machinery and equipment        371                 917
                                                  -----               -----
                                                  1,464               8,374
         Accumulated depreciation and
             amortization                          (382)             (4,493)
                                                  -----               -----
         Net book value                           1,082               3,881

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

         Year ending June 30:                                    $ 000
                                                                 -----
                  1998                                             152
                  1999                                             133
                  2000                                              66
                                                                 -----
                  Total minimum lease payments                     351
                  Less amounts representing interest               (40)
                                                                 -----
                  Present value of net minimum lease payments      311

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

                               AMBI INC. AND SUBSIDIARY
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following items are included in accounts payable and accrued expenses:


                                                  1997                1996
                                                  $000                $000
                                                 -----                -----
                   Accounts payable              1,283                 814
                   Consulting services payable     267                   -
                   Outstanding purchases            -                  241
                   Commissions payable              -                  257
                   Patent costs payable             -                  182
                                                 -----               ------
                  Other accrued expenses           914                 395
                                                 -----               ------
                                                 2,464               1,889


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

                               AMBI INC. AND SUBSIDIARY


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.       CAPITAL STOCK

         The Company had outstanding warrants for the purchase of its common stock as follows:

                                               Number of       Exercise price
                                                warrants          per share
                                              -----------      -------------
         Balance at June 30, 1994              1,378,368        $1.25-$6.00
         Exercised                                (3,000)             $1.25
                                             -----------

         Balance at June 30, 1995              1,375,368        $1.25-$6.00

         Issued                                  591,789       $3.125-$6.75
         Expired                                 (52,000)       $1.25-$2.00
         Exercised                              (236,663)      $1.25-$4.375
                                             -----------
         Balance at June 30, 1996              1,678,494        $1.25-$6.75

         Issued                                  528,937             $2.722
         Expired                                (167,027)       $1.25-$6.00
         Exercised                               (16,000)       $1.25-$5.00
                                              -----------
         Balance at June 30, 1997              2,024,404        $1.25-$6.75


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

                               AMBI INC. AND SUBSIDIARY


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.       CAPITAL STOCK (Continued)

         A summary of stock option activity related to the Company's stock option plans is as follows:

                                             Number of      Exercise price
                                             warrants          per share
                                            -----------      -------------
         Balance at June 30, 1994               979,750        $1.25-$6.00
         Issued                                 560,000       $3.00-$3.625
         Exercised                              (18,000)       $1.25-$2.56
                                            -----------      -------------

         Balance at June 30, 1995             1,521,750        $1.25-$6.00
         Issued                                 577,370       $1.50-$7.688
         Expired                                (19,750)       $1.25-$2.56
         Exercised                             (296,500)      $1.25-$5.063
         Canceled                               (49,960)      $1.50-$2.875
                                            -----------      -------------

         Balance at June 30, 1996             1,732,910       $1.25-$7.688
         Issued                                 352,900      $2.375-$5.625
         Expired                               (282,246)       $1.50-$6.00
         Exercised                             (154,980)      $1.50-$4.375
                                             -----------     -------------
         Balance at July 1, 1997              1,648,584       $1.25-$7.688


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


                                                 1997           1996
                                                 $000           $000
                                                 ----           ----
         Net loss
           As reported                         (6,813)         (4,719)
           Pro forma                           (7,391)         (5,592)

          Net loss per share
           As reported                         ($0.38)         ($0.34)

           Pro forma                           ($0.41)         ($0.39)

                              AMBI INC. AND SUBSIDIARY


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

         b) Information about the Company's Operations in Different Geographic Areas

                  Year ended June 30, 1997

                                                            United        United        Adjustments       Consolidated
                                                            States        Kingdom      & Eliminations
                                                             $000           $000             $000                $000
                                                           --------      --------         --------           --------

                   Sales to unaffiliated customers           5,262         5,094               -               10,356
                   Transfer between geographic areas                         810             (810)                 -
                   Sales to affiliated customers                -             -                -                   -
                   Other income                                887            37               -                  924
                                                           --------      --------         --------           --------

                   Total revenue                             6,149         5,941             (810)             11,280
                                                           --------      --------         --------           --------
                   Operating (loss)/profit                 (15,991)          391               -              (15,600)
                                                           --------      --------         --------           --------
                   Identifiable assets                      12,754            -                -               12,754

                      AMBI INC. AND SUBSIDIARY


            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.      SEGMENT REPORTING (Continued)

         b) Information about the Company's Operations in Different Geographic Areas continued


              Year ended June 30, 1996
                                                          United         United      Adjustments   Consolidated
                                                          States         Kingdom  & Eliminations
                                                           $000           $000          $000           $000
                                                          -------        -------       -------        -------
              Sales to unaffiliated customers               1,543         10,671             -         12,214
              Transfer between geographic areas             2,824            318        (3,142)             -
              Sales to affiliated customers                     -          1,943             -          1,943
              Other income                                  1,788             77             -          1,865
                                                          -------        -------       -------        -------

              Total Revenue                                 6,155         13,009        (3,142)        16,022
                                                          -------        -------       -------        -------

              Operating (loss)/profit                      (5,384)           786           (23)        (4,621)
                                                          -------        -------       -------        -------

              Identifiable assets                          16,005         11,443        (4,081)        23,367
                                                          -------        -------       -------        -------

              Year ended June 30, 1995

              Sales to unaffiliated customers                   6          9,141             -          9,147
              Transfer between geographic areas             3,635              -        (3,635)             -
              Sales to affiliated customers                     -          2,117             -          2,117
              Other income                                    296            166             -            462
                                                          -------        -------       -------        -------

              Total revenue                                 3,937         11,424        (3,635)        11,726
                                                          -------        -------       -------        -------

              Operating (loss)/profit                         (88)           528             -            440

              Identifiable assets                           6,673          9,207        (2,092)        13,788

              Transfers between geographic areas are accounted for as arms-length transactions. Operating profit is total revenue less operating expenses. Identifiable assets are those assets which are identifiable with the operations in each geographic area.

              Of the US sales to unaffiliated customers there were no export sales.

              Sales of the UK operation to unaffiliated customers by geographical area were as follows:

                                         1997    1996      1995
                                         $000    $000      $000
                                       ------  ------    ------
              North America                88   1,164       585

              Europe                    2,041   5,128     4,816
              South America               808   2,423     1,983
              Other                     2,157   1,956     1,757
                                       ------  ------    ------
                                        5,094  10,671     9,141

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

                          AMBI INC. AND SUBSIDIARY


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

                               AMBI INC. AND SUBSIDIARY


                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


13.      INCOME TAXES

         The income tax expense consists of:

                                         1997      1996       1995
                                         $000      $000       $000
                                         -----     -----      -----

          Current                         501       291        335
          Deferred                       (309)       (6)       (81)
                                         -----     -----      -----
                                          152       285        254

         Income tax expense attributed to pre-tax income differed from the amounts computed by applying the US federal statutory tax rate to pre-tax income as a result of the following:

                                         1997      1996       1995
                                         $000      $000       $000
                                        -----     -----      -----
          Computed 'expected' tax
           expense                     (2,265)   (1,508)       188
          Increase/(reduction) in
           income taxes resulting
           from:


           Tax losses carried forward/
            (utilized)                  2,398     1,755         86
           Lower tax rate on foreign
            earnings                       (4)       (8)       (16)
           State and local taxes           11        18          -
           Other items                     12        28         (4)
                                        -----     -----      -----
                                          152       285        254

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                   1997        1996
                                                   $000        $000
                                                  -----       -----
         Deferred tax asset:
         Net operating loss carryforwards         5,494       3,807
         Accrued Expenses                           251           0
         Less valuation allowance                (5,745)     (3,807)
                                                      0           0
         Deferred tax liability:
         Plant and equipment differences
           between depreciation and capital
           allowances                                 -         (192)
         Pension costs deductible as paid             -         (153)
         Other                                        -           (4)
                                                  -----       -------
                                                                (349)

         Net deferred tax liability                   -         (349)

         At June 30, 1997, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $17,000,000 which are available to offset future United States federal taxable income, if any, through 2012. Ultimate utilization/availability of such net operating losses may be significantly curtailed if a significant change in ownership occurs.

                                AMBI INC. AND SUBSIDIARY


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

        Under operating leases, the Company leases certain office and laboratory space in the US. This lease expires in the year 2002. Payments under this lease was approximately $491,000 in 1997, $540,000 in 1996, and $54,000 in 1995. Future noncancellable minimum payments under this lease is as follows:

                    Year                                  $000
                    ----                                  ----

                    1998                                   437
                    1999                                   449
                    2000                                   449
                    2001                                   449
                    2002                                   449
                                                         -----
                    Total                                2,233

15.      SUPPLEMENTAL CASH FLOW INFORMATION

                                   1997              1996              1995
                                   $000              $000              $000
                                   ----              ----              ----

          Interest paid             137               104                 2
          Taxes paid                196               266               103

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

         A&B participated in a defined benefit pension plan of Burns Philp (UK) plc, an affiliated company called "The Burns Philp (K) plc Pension Plan." The funding status of the Burns Philp (UK) Plc Pension Plan for the A&B employees as of June 30, 1996 is shown below. Since the sale of A&B was completed December 12, 1996, figures as of June 30, 1997 are not relevant.

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

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


16.      PENSION BENEFITS (continued)


         Net pension cost of the Burns Philp (UK) plc Pension Plan for 1996 and 1995 included the following components:


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


18.      SUBSEQUENT EVENTS


         On August 12, 1997, the Company completed the acquisition of Nutrition 21, a privately-owned San Diego, California-based company engaged in the development and marketing of proprietary nutrition products and dietary supplements. Terms of the transaction included the payment by the Company of $10 million is cash and 500,000 shares of the Company's common stock. The purchase agreement also provides for annual contingent future payments for each of the next four years of $2.5 million adjusted for the achievement of certain sales levels, and royalties of 2.5% to 5% of net sales of products recommended for certain patented uses. The acquisition was financed in part by a six month loan of $3.3 million from State Street Bank bearing an interest rate of prime plus 1%. As part of the same financing from State Street Bank and Trust, the Company secured a revolving credit facility of $4.0 million which matures February 1, 1998 and is renewable for up to 18 months, at the lender's option. The facility bears an interest rate of prime plus 1%.

                       AMBI INC. AND SUBSIDIARY

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.      RECENTLY ISSUED ACCOUNTING STANDARDS


         In February 1997, FASB issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.



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




         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Both SFAS No. 130 and No. 131 are effective for financial statements for both interim and annual periods ending after December 31, 1997. It is not expected that the adoption of either of these statements will have a material impact on the Company's financial position or operating results.

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

 27        Financial Data Schedule (14)

 -------------------------------------------

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

 (14)      Previously filed.


 * Subject to an order by the Securities and Exchange Commission granting confidential treatment. Specific portions of the document for which confidential treatment has been granted have been blacked out. Such portions have been filed separately with the Commission pursuant to the application for confidential treatment.