Form 10-Q
period 1997-09-30
AMBI INC
filed 1997-11-14
CIK 744962

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                                     10Q

For Quarter Ended:                                          September 30, 1997

Commission File Number 0-14983

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


                      YES   X                          NO _______
                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005         19,288,950 shares as of November 10, 1997
-----------------------------         -----------------------------------------

                            AMBI INC. & SUBSIDIARY

                                    INDEX



PART I            FINANCIAL INFORMATION                               PAGE
------            ---------------------                               ----

Item 1            Financial Statements


                  Condensed Consolidated Balance
                       Sheets at September 30, 1997
                       and June 30, 1997                                3-4


                  Condensed Consolidated Statements of
                       Operations for the three months
                       ended September 30, 1997 and
                       September 30, 1996                                 5


                  Condensed Consolidated Statement of
                       Changes in Stockholders' Equity
                       for the three months ended
                       September 30, 1997                                 6


                  Condensed Consolidated Statements of
                       Cash Flows for the three months
                       ended September 30, 1997 and
                       September 30, 1996                                 7


                  Notes to Condensed Consolidated
                       Financial Statements                            8-11


Item 2            Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                     12-14


PART II           OTHER INFORMATION
-------           -----------------

Item 6            Exhibits and Reports on Form 8K                        15

                            AMBI INC. & SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     September 30     June 30
                                                         1997           1997
                                                      (Unaudited)
                                                         $000           $000
                                                        ------         ------
ASSETS

Current assets:

Cash and cash equivalents                                   2,351        8,615
Trade accounts receivable less allowance for doubtful
  accounts of $104,000 at September 30 and at June 30       3,718          390
Inventories                                                   828          606
Prepayments and other current assets                        1,114          404
                                                           ------       ------
Total current assets                                        8,001       10,015


Property and equipment at cost less accumulated
  depreciation of $511,000 at September 30 and $382,000
  at June 30                                                1,064        1,082
Patent costs, licensed technology and other intangible
  assets at cost less accumulated amortization of
  $962,000 at September 30 and $862,000 at June 30
                                                            9,222        1,584
Goodwill at cost less accumulated amortization of
  $6,000 at September 30 and $0 at June 30                    793
Other assets                                                  311           73
                                                           ------       ------
TOTAL ASSETS                                               19,401       12,754
                                                           ======       ======



See notes to condensed consolidated financial statements

                            AMBI INC. & SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)


                                                     September 30     June 30
                                                         1997           1997
                                                      (Unaudited)
                                                         $000           $000
                                                        ------         ------
LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable                                           922         1,283
Accrued  expenses                                        1,970         1,181
Term loan                                                3,300
Revolving line of credit facility                        2,455
Current portion of note payable and lease obligation       125           156
Preferred dividends payable                                454           340
Contingent payments payable - N21 acquisition               61
                                                        ------         -----

Total current liabilities                                9,287         2,960

Note payable and lease obligation                          155           184
Long term debt                                           2,000         2,000
                                                        ------         -----

TOTAL LIABILITIES                                       11,442         5,144
                                                        ------         -----

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized
 5,000,000; Series C convertible  preferred,
 222 shares outstanding at September 30 and
 June 30 respectively  (aggregate liquidation
 value Series C $2,565,955) Series D                         *            *
 convertible preferred, 45,000 shares issued
 and outstanding at September 30 and June 30
 respectively (aggregate liquidation value
 Series D $4,607,260)                                        *            *

Common stock, $0.005 par value,
 authorized 65,000,000 shares.
 Issued and outstanding 19,283,342
 at September 30 and 18,783,342 at June 30                  96            94


Additional paid-in capital                              52,894        51,416

Accumulated  deficit                                   (45,031)      (43,900)
                                                        ------         -----

TOTAL STOCKHOLDERS' EQUITY                                7,959         7,610
                                                        ------         -----
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     19,401        12,754
                                                        =======        ======

*Value less than $500


See notes to condensed consolidated financial statements

                            AMBI INC. & SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                      Three Months Ended
                                                          September 30

                                                     1997             1996
                                                     $000             $000
                                                     ----             ----

Net sales                                           3,118            4,235
Other operating revenues                              125              131
                                                  -------          -------

TOTAL REVENUES                                      3,243            4,366
Cost of sales                                        (655)          (2,489)
                                                  -------          -------

GROSS PROFIT                                        2,588            1,877

Selling, general and administrative expenses       (2,658)          (4,605)
Research  expenses                                   (495)          (1,400)
Depreciation and amortization                        (172)            (242)
                                                   -------          -------

OPERATING LOSS                                       (737)          (4,370)
Interest income                                        44               67
Interest expense                                      (24)             (37)
                                                   -------          -------

LOSS BEFORE INCOME TAX EXPENSE                       (717)          (4,340)

INCOME TAX EXPENSE                                     (7)             (45)
                                                   -------          -------

NET LOSS                                             (724)          (4,385)
                                                   -------          -------


LOSS PER SHARE                                      $(0.06)         $(0.21)



See notes to condensed consolidated financial statements

                            AMBI INC. & SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                 (UNAUDITED)


                                        Common     Additional      Accumulated
                                         Stock       Paid In         Deficit
                                                     Capital
                                         $000         $000            $000
                                         ----         ----            ----

Balance at June 30, 1997                   94         51,416         (43,900)

Common stock issued in connection with
the acquisition of Nutrition 21             2          1,185

Preferred stock dividend                                                (114)

Conversion discount on preferred stock                   293            (293)

Net loss for the period                                                 (724)
                                        --------    --------         --------

Balance at September 30, 1997              96        52,894          (45,031)







See notes to condensed consolidated financial statements

                            AMBI INC. & SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          Three Months Ended
                                                             September 30
                                                         1997       1996
                                                         $000       $000
                                                         ----       ----

Cash flows from operating activities:
  Net loss                                               (724)     (4,385)
Adjustments to reconcile net loss
  to net cash used in operating activities:
     Depreciation and amortization                        172         242
Changes in assets and liabilities net of the acquisition
 of Nutrition 21:
    (Increase)/decrease in trade accounts  receivable    (721)        299
    Decrease in inventories                              (234)        253
    Increase in other current assets                     (331)       (152)
    (Decrease)/Increase in accounts payable
      and accrued expenses                               (227)        322
    Increase/decrease in preferred dividends payable      114        (240)
   Increase in contingent payments payable                 61           __
                                                       -------      ------
  Net cash used in operating activities                (1,217)      (3,661)
                                                       -------      ------

Cash flows from investing activities:
   Acquisition of Nutrition 21                        (10,000)
   Acquisitions of property and equipment                 (14)        (344)
   Patent costs                                           (95)         (41)
   Increase in other assets                              (519)
                                                       -------      ------
Net cash used in investing activities                 (10,628)        (385)
                                                       -------      ------

Cash flows from financing activities:
   Borrowings under term loan                           3,300
   Borrowings under revolving line of credit            2,455
   Capital lease obligation repayments                    (60)         (73)
   Dividends paid                                        (114)
   Proceeds from issuance of common stock                  __          287
                                                       -------      ------
 Net cash provided by  financing activities             5,581          214
                                                       -------      ------

Net (decrease) in cash and cash equivalents            (6,264)      (3,832)
Cash and cash equivalents at beginning of period        8,615        8,431

Effect of exchange rate movement                                         7
                                                       -------      ------
Cash and cash equivalents at end of period              2,351        4,606
                                                       =======      ======

Supplementary disclosure of cash flow information:
  Interest paid                                            24            2
  Tax paid                                                  7            4

On August 11, 1997 the Company acquired the net assets of N21 in exchange for $10,000,000 in cash and 500,000 shares of the Company's common stock. In connection with the acquisition; liabilities were assumed as follows
             Fair value of asset acquired            $11,644
              Cash purchase price                     10,000
             Stock issued                              1,187
                                                     -------
             Liabilities assumed                        $457

See notes to condensed consolidated financial statements

                            AMBI INC. & SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1997

Note A            Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K as amended for the year ended June 30, 1997.


Note B            Acquisition of Nutrition 21

                  On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21 ("N21"), a limited partnership, by way of the acquisition of Selene Systems, Inc. ("Selene"), which was the general partner of N21, J. Bie Enterprises, Inc. ("J. Bie"), which was a limited partner of N21, and the limited partnership interests owned by all other limited partners of N21, pursuant to a Purchase Agreement.

                  N21 is engaged in the business of developing, producing and marketing proprietary nutrition products and dietary supplements. N21 has its products manufactured and formulated to its specifications by contract manufacturers as bulk raw materials. N21 then sells the raw materials to customers who incorporate them into over nine hundred finished products such as vitamin/mineral formulas, dietary supplements, baked goods, beverages and other products. These products are sold by customers under a variety of brands throughout the world through natural/health food stores, supermarkets, drug stores and direct mail catalogs. Currently N21's primary product is chromium picolinate, which is marketed under the registered trademark "Chromax." N21 has an exclusive license from the USDA for the duration of a patent which covers the composition of chromium picolinate and its uses, which patent expires

                  August 8, 2000. The USDA license grants N21 the exclusive right to manufacture use, and sell chromium picolinate in the United States. N21 also owns U.S. Patents expiring in 2009, relating to chromium picolinate treatments for reducing hyperglycemia and stabilizing the level of serum glucose, for undesirable levels of blood serum lipids, and increasing lean body mass, and other patents relating to, among other things, magnesium taurate treatments of cardiac conditions.

                  The purchase price for the acquisition was $10,000,000 in cash plus 500,000 restricted shares of common stock of the Company. The Purchase Agreement also provides for annual contingent payments for each of the next four years of $2.5 million adjusted for the achievement of certain sales levels, and royalties of 2.5% to 5.0% on set sales of products recommended for certain patented uses. These contingent payments, which will be made to former partners of N21, will be recorded as an addition to the purchase price as the amounts are earned and amortized over the remaining life of the acquired assets. Based on sales through September 30, 1997, a contingent payment of $61,000 has been accrued. The acquisition was accounted for under the purchase method. As such, the Company recorded approximately $735,000 of goodwill and $7,913,000 of other intangible assets, consisting primarily of patents and trademarks, in connection with the acquisition. The Company is amortizing the goodwill over fifteen years and amortizing the other intangible assets over their useful economic lives, which range from three to fifteen years. During the three months ended September 30, the Company recorded approximately $72,000 in amortization expense related to the goodwill and other intangible assets described above.

                  As part of the acquisition agreement the Company is required to pay royalties to the former owners of N21 based upon sales of certain products recommended for certain patented uses. The Company has also retained the former chief executive officer of N21 as a consultant.

                  Approximately $3,300,000 of the purchase price was provided as a term loan pursuant to a Revolving Credit and Term Loan Agreement ("Loan Agreement") with State Street Bank and Trust Company ("State Street"). Loans earn interest at the bank's prime rate plus one percent and are due February 1, 1998. Approximately $6,700,000 of the purchase price was provided from internal working capital.

Note C            Inventories

                  All inventory consists of finished goods at September 30 and

                  June 30, respectively.

                            AMBI INC. & SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1997

Note D            Loss per share

                  Loss per share for the three months ended September 30, 1997 and September 30, 1996 is computed based on the weighted average number of shares actually outstanding. No common stock equivalents are included in the computation of average shares outstanding because the effect of such inclusion would be to decrease the loss per share.


                                                           Three Months Ended
                                                              September 30
                                                           1997            1996

                                                           $000            $000
                                                           ----            ----
                  Net loss                                 (724)         (4,385)
                  Preferred stock dividend                 (114)            (94)
                  Conversion discount on
                   preferred stock                         (293)
                                                    -----------     -----------
                  Net income attributable to common
                    stockholders                         (1,131)         (4,479)
                                                    -----------     -----------

                  Average shares outstanding         19,055,081      20,590,860


                  Loss per share of common stock         $(0.06)         $(0.21)

                  In accordance with the March 1997 SEC Staff announcement, the conversion discount on the Company's preferred stock has been recognized as additional preferred dividends. The conversion discount on preferred stock in the table above represents the amortized discount of $293,000 on the Series D preferred stock in fiscal 1998.


Note E            Pro Forma Financial Information


                  The following represents the proforma consolidated results of operations as if the Company and N21 had been combined for the entire three months ended September 30, 1997 and 1996 respectively. The proforma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective periods. The proforma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates.

                                                   Three Months Ended
                                                       September 30

                                                       1997          1996
                                                       $000          $000
                                                       ----          ----

                        Revenues                       4,566         8,438

                        Net loss                        (365)       (2,678)

                        Loss per share                $(0.04)       $(0.13)

Note F            Liquidity Matters

                  As discussed in Note B, the $3,300,00 term loan used to finance a portion of the N21 acquisition is due on February 1, 1998. Also, as discussed in Note B, the Company is required to make certain contingent payments to the former partners of N21 based on the performance of N21. The Purchase Agreement requires the first contingent payment to be made no later than September 11, 1998. These current obligations have caused a working capital deficit as of September 30, 1997. In light of these matters the Company is currently exploring various financing alternatives. The Company is in discussions with State Street regarding extending the term of the Loan Agreement. The Company is also considering other financing options as it relates to the term loan and the contingent payments. The Company believes that it will be able to extend the term of the State Street loan or obtain other financing to satisfy the State Street obligation. The Company also believes that it will be able to use cash generated from operations or its short term revolving line of credit to satisfy the contingent payment obligation. The extension or refinancing of the term loan and the ability to satisfy the contingent payment obligation will be significant factors in the Company's ability to maintain an adequate level of cash flow.

Note G            Recently Issued Accounting Standards


                  In February 1997, the Financial Accounting Standard Board
                  (FASB) issued Statement of Financial Accounting Standards
                  (SFAS) number 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 129 was issued in connection with SFAS No. 128 and specifies the required disclosures about capital structure.

                  In April 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS
                  No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers.

                  All of these statements are effective for financial statements for both interim and annual periods ending after December 31, 1997. It is not expected that the adoption of any of these statements will have a material impact on the Company's financial position or operating results.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

General
-------

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


The Company completed the sale of its UK-based food preservative business, Aplin & Barrett Ltd. ("A&B"), to Burns Philp on December 12, 1996. As a result, the operations of A&B are included in the financial statements through that date. The decision to sell A&B to Burns Philip was made by the Company's Board of Directors in 1996. At that time directors unaffiliated with Burns Philp constituted a majority of the Board of Directors. The Board's decision was based upon its view that the Company's resources would be more profitably employed in pursuing the development and/or acquisition of other products or businesses and that such development and acquisitions would be facilitated by the cash proceeds of the sale of A&B. After the sale, Burns Philip owns approximately 40% of the Company's Common Stock.

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

Results of Operations
---------------------

Revenues
--------

Revenues decreased 26% to $3.2 million for the quarter ended September 30, 1997 from $4.4 million for the quarter ended September 30, 1996. The decline is primarily due to the divestiture of the Company's A&B subsidiary which occurred December 12, 1996 and accounted for $2.7 million in sales in the quarter ended September 30, 1996, as well as declines in revenues from sales of other smaller products. These decreases are partially offset by revenues generated by N21, which in the period since the August 11, 1997 acquisition date had revenues of $2.5 million.

Cost of Sales
--------------

Gross profit for the Company as a percentage of net revenues was 83% for the quarter ended September 30, 1997, compared to 44% for the quarter ended September 30, 1996. This increase in gross profit reflects a sales mix which includes the higher margin N21 products for the quarter ended September 30, 1997 compared to a sales mix which included the lower margin A&B products for the quarter ended September 30, 1996. N21 products had a gross profit percentage of net revenues of approximately 90% for the quarter ended September 30, 1997, while A&B had a gross profit as a percentage of net revenues of approximately 28% for the quarter ended September 30, 1996.

Selling, General and Administrative Expenses (SG&A)

---------------------------------------------------

SG&A expenses decreased $1.9 million or 42% for the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996. The decrease is primarily due to the absence of A&B for the quarter (a decrease of $0.7 million), and the lower marketing investment spending on Cardia Salt Alternative (a decrease of $1.8 million) and Wipe Out Dairy Wipes (a decrease of $0.5 million). This decrease in spending was partially offset by the addition of N21 which incurred SG&A expenses of $0.7 million in the quarter.

Research Expenses
-----------------

Research costs decreased $0.9 million or 64% for the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996. This decrease is due to the Company's decision to only fund research activities that are focused on achieving drug development milestones.

Operating Loss
--------------

The operating loss decreased 83% to $0.7 million for the quarter ended ended September 30, 1997 from $4.4 million for the quarter ended September 30, 1996. This decrease in the operating loss was caused by the decrease in selling, general and administrative expenses, the decrease in research costs and the increase in gross profit attributable to the acquisition of N21.

Loss Before Income Taxes
-------------------------

The Company's loss before income taxes was caused by the same factors described above.

Income Tax Expense
------------------

The Company's provision for income taxes for the three months ended September 30, 1997 consists of various state and local taxes. The Company has net operating loss carryforwards for federal income tax purposes of approximately $17,000,000 which are available to offset future federal taxable income, if any, through 2012.
Quarterly Variations
--------------------

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

Liquidity and Capital Resources

-------------------------------

As of September 30, 1997, the Company had a working capital defidcit of $1.6 million, which included cash and cash equivalents of $2.3 million. On June 30, 1997, working capital was $7.1 million, which included cash and cash equivalents of $8.6 million.

The Company borrowed $5.8 million during the quarter ended September 30, 1997 as a result of loans from State Street. $3.3 million of the loans from State Street was used to fund the acquisition of N21, while the remaining $2.5 million was used to provide working capital. Existing working capital was used to fund the remaining $6.7 million of the purchase price of N21 and the net loss of $0.7 million.

As a result of the sale of A&B, the Company experienced a significant decline in revenues during the latter part of fiscal 1997. This loss of revenues also contributed to the increase in operating loss to $15.6 million in fiscal 1997, compared with an operating loss of $4.6 million in fiscal 1996. A&B generated cash flows of $0.5 million and $3.1 million in fiscal 1997 and fiscal 1996, respectively. The sale of A&B did generate cash proceeds of $13.5 million which provided adequately for the Company's short-term capital requirements following the sale. The Company has only recently reinvested the proceeds from this sale into the acquisition of Nutrition 21, which may replace the potential to generate revenues. Nutrition 21 reported sales of $16.3 million and net income of $6.0 million in 1996. However, there can be no assurance that the Nutrition 21 business and sales of the Company's other products will generate revenues, cash flow, and earnings equal to those which would have come from A&B or that they will be sufficient to make the Company's operations profitable.


In connection with the sale of A&B, Burns Philt provided the Company with a revolving credit line of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the Nisaplin food preservative business through June 30, 1999. Borrowings under this credit line will accrue interest at a rate equal to the prime rate set from time to time by Citibank. To date the Company has not borrowed any monies against this credit line nor is it determinable at this time whether the future performance of the food preservative business would result in a forgiveness.

The Company anticipates a decline in research and SG&A expenditures as it seeks to find pharmaceutical partners to fund research. In addition, the Company is eliminating expenditures that are not critical to the process of generating sales or meeting drug development milestones. The Company may report operating income during the fiscal year ending June 30, 1998 as a result of the aforementioned expense reduction combined with operating income provided from the recent acquisition of Nutrition 21 in August 1997.

The acquisition of Nutrition 21 was funded in part by a loan from State Street, which bears interest at State Street's prime rate plus one percent and is due February 1, 1998. Also, as discussed in Note B, the Company is required to make certain contingent payments to the former partners of N21 based on the performance of N21. The Purchase Agreement requires the first contingent payment to be made no later than September 11, 1998. These current obligations have caused a working capital deficit as of September 30, 1997. In light of these matters the Company is considering financing options with respect to the term loan and the contingent payments. The Company believes that it will be able to extend the State Street loan or obtain other financing to satisfy the State Street obligation. The Company also believes that it will be able to use cash generated from operations or its short term revolving line of credit to satisfy the contingent payment obligation. The extension or refinancing of the term loan and the ability to satisfy the contingent payment obligation will be significant factors in the Company's ability to maintain an adequate level of cash flow.

After the acquisition of N21, the Company's two primary sources of financing are cash generated from continuing operations and a revolving line of credit. The revolving line of credit was obtained from State Street as part of the financing for the acquisition. The availability under this revolving line of credit is based on the Company's accounts receivable and inventory. At September 30, 1997 approximately $2,500,000 had been drawn down on this line. If the State Street loans discussed above are extended or additional financing is obtained to satisfy the State Street obligations, the Company believes that cash generated from operations or the amounts available under the line of credit will provide sufficient liquidity to fund operations.

Inflation and Prevailing Economic Conditions
--------------------------------------------

The Company does not believe inflation has had a significant impact on the Company's operations.

The Company does not believe exchange rates have had a significant impact on the Company's operations.

Seasonality
-----------

The Company does not believe there is any significant seasonal effect on the Company's operations. There may be variations between quarters due to other factors. See "Quarterly Variations."

Recently Issued Accounting Standards
------------------------------------

In February 1997, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) number 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 129 was issued in connection with SFAS No. 128 and specifies the required disclosures about capital structure.


In April 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers.

All of these statements are effective for financial statements for both interim and annual periods ending after December 31, 1997. It is not expected that the adoption of any of these statements will have a material impact on the Company's financial position or operating results.

                         PART II - OTHER INFORMATION



Item 6 - Exhibits and Report on Form 8-K


Exhibit 27 - Financial Data Schedule


The Company filed reports on Form 8-K and 8-KA relating to the purchase of Nutrition 21 on August 25 and October 22, respectively.

The Company has filed a report on Form 8-KA relating to the sale of its Aplin and Barrett subsidiary on November 6, 1997.

                                  AMBI INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            AMBI INC.
                                                            ----------
                                                            Registrant


Date: November 14, 1997                By: /S/ Fredric D. Price
                                       --------------------
                                       Fredric D. Price
                                       President and Chief Executive Officer