Form 10-Q/A
period 1997-09-30
AMBI INC
filed 1997-11-25
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the securities Exchange Act of 1934
                                      10Q\A

For Quarter Ended:                                           September 30, 1997

Commission File Number 0-14983

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

                             AMBI INC. & SUBSIDIARY


PART I                     FINANCIAL INFORMATION


Item 1                     Financial Statements

This amended report on Form 10Q\A is being filed to correct the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 1997 and September 30, 1996.

                             AMBI INC. & SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                 September 30

                                                                            1997                1996
                                                                            $000                $000
                                                                           -------          ---------

Cash flows from operating activities:
  Net loss                                                                    (724)            (4,385)
Adjustments to reconcile net loss
  to net cash used in operating activities:
     Depreciation and amortization                                             172                242
Changes in assets and liabilities net of
  the acquisition of Nutrition 21:
    (Increase)/decrease in trade accounts receivable                          (721)               299
    Decrease in inventories                                                    234                253
    Increase in other current assets                                          (331)              (152)
    (Decrease)/Increase in accounts payable
      and accrued expenses                                                     (22)               322
    Increase/decrease in preferred dividends payable                           114               (240)
    Increase in contingent payments payable                                     61
                                                                            -------          ---------
    Net cash used in operating activities                                   (1,217)            (3,661)
                                                                            -------          ---------

Cash flows from investing activities:
   Acquisition of Nutrition 21                                             (10,000)
   Acquisitions of property and equipment                                      (14)              (344)
   Patent costs                                                                (95)               (41)
   Increase in other assets                                                   (519)             _____
                                                                            -------          ---------

Net cash used in investing activities                                      (10,628)              (385)
                                                                           --------           --------

Cash flows from financing activities:
   Borrowings under term loan                                                3,300
   Borrowings under revolving line of credit                                 2,455
   Capital lease obligation repayments                                         (60)               (73)
   Dividends paid                                                             (114)
   Proceeds from issuance of common stock                                                         287
                                                                            -------          ---------
 Net cash provided by  financing activities                                  5,581                214
                                                                             -----               ----


Net (decrease) in cash and cash equivalents                                 (6,264)            (3,832)
Cash and cash equivalents at beginning of period                             8,615              8,431
Effect of exchange rate movement                                                                    7
                                                                           -------            -------
Cash and cash equivalents at end of period                                   2,351              4,606
                                                                            ======             ======

Supplementary disclosure of cash flow information:
  Interest paid                                                                 24                  2
  Tax paid                                                                       7                  4


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


                                                   AMBI INC.
                                                   Registrant


Date: November 25, 1997              By: /S/ Fredric D. Price
                                         --------------------
                                         Fredric D. Price
                                         President and Chief Executive Officer