Form 10-Q
period 1997-12-31
AMBI INC
filed 1998-02-17
CIK 744962

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                                     10-Q


For Quarter Ended:                                            December 31, 1997


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

                       YES   X                NO
                           -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.005          20,903,905 shares as of February 2, 1998
-----------------------------          ----------------------------------------

                            AMBI INC. & SUBSIDIARY

                                     INDEX



PART I       FINANCIAL INFORMATION                                       PAGE
------       ---------------------                                       ----

Item 1       Financial Statements


             Condensed Consolidated Balance
                      Sheets at December 31, 1997                           3
                      and June 30, 1997


             Condensed Consolidated Statements of
                      Operations for the three months and
                      six months ended December 31, 1997                    5
                      and December 31, 1996


             Condensed Consolidated Statement of
                      Changes in Stockholders' Equity                       6
                      for the six months ended
                      December 31, 1997


             Condensed Consolidated Statements of
                      Cash Flows for the six months
                      ended December 31, 1997 and                           7
                      December 31, 1996


             Notes to Condensed Consolidated
                      Financial Statements                                  8


Item 2       Management's Discussion and Analysis of
                      Financial Condition and Results of                   15
                      Operations


PART II      OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                              19

                            AMBI INC. & SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           December 31        June 30
                                                              1997             1997
                                                           (Unaudited)        (Note)
                                                             $'000            $'000
                                                           ----------       ----------

ASSETS

Current assets:

Cash and cash equivalents                                         507            8,615
Trade accounts receivable less allowance for
  doubtful accounts of $267,000 at December 31, 1997
  and $104,000 at June 30, 1997                                 3,055              390
Inventories                                                     1,588              606
Prepayments and other current assets                              738              404
                                                           ----------       ----------

Total current assets                                            5,888           10,015

Property, plant and equipment at cost less
  accumulated depreciation of $513,000 at December
  31, 1997 and $382,000 at June 30, 1997                        1,024            1,082
Patent costs, licensed technology and other
  intangible assets at cost less accumulated
  amortization of $1,356,000 at December 31, 1997               9,422            1,584
  and $862,000 at June 30, 1997
Goodwill at cost less accumulated amortization of
  $43,000 at December 31, 1997 and $0 at June 30,
  1997                                                          2,108
Other assets                                                      295               73
                                                           ----------       ----------

TOTAL ASSETS                                                   18,737           12,754
                                                           ==========       ==========


Note: The Condensed Consolidated Balance Sheet as of June 30, 1997 has been derived from the audited consolidated financial statements at that date.


See notes to condensed consolidated financial statements

                            AMBI INC. & SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                December 31           June 30
                                                                   1997                 1997
                                                                (Unaudited)            (Note)
                                                                   $'000               $'000
                                                                ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt and lease obligation                 1,084                 156
Accounts payable                                                         734               1,283
Accrued expenses                                                       1,570               1,181
Preferred dividends payable                                              480                 340
Contingent payments payable - Nutrition 21 acquisition                   575
                                                                ------------        ------------

Total current liabilities                                              4,443               2,960

Long term debt and lease obligation, less current portion              3,949               2,184
Revolving line of credit facility                                      1,092
Accrued royalties                                                        301
                                                                ------------        ------------

TOTAL LIABILITIES                                                      9,785               5,144
                                                                ------------        ------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized 5,000,000:
  Series C convertible preferred, 222 shares
  outstanding at December 31 and June 30 respectively
  (aggregate liquidation value Series C $2,610,355)                        *                   *
Series D convertible preferred, 45,000 shares issued and
  22,600 shares outstanding at December 31 and 45,000
  shares issued and outstanding at June 30
  (aggregate liquidation value Series D $2,348,047)                        *                   *
Common stock, $0.005 par value, authorized
  65,000,000 shares. Issued and outstanding 20,898,297
  at December 31 and 18,783,342 at June 30                               104                  94
Additional paid-in capital                                            54,055              51,416
Accumulated deficit                                                  (45,207)            (43,900)
                                                                ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                             8,952               7,610
                                                                ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            18,737              12,754
                                                                ============        ============


*Value less than $500

Note: The Condensed Consolidated Balance Sheet as of June 30, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements

                            AMBI INC. & SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months Ended            Six Months Ended
                                               December 31                 December 31
                                            1997          1996          1997          1996
                                           $'000         $'000         $'000         $'000
                                           -----         -----         -----         -----

Revenues                                   5,789         4,199         9,032         8,565

Cost of goods sold                          (695)       (1,164)       (1,350)       (3,653)
                                          ------        ------        ------        ------

GROSS PROFIT                               5,094         3,035         7,682         4,912

Marketing and sales expenses              (1,600)       (2,850)       (3,047)       (6,006)
Research and development expenses         (1,067)       (1,112)       (1,562)       (2,512)
General and administrative expenses       (1,316)       (1,552)       (2,559)       (3,001)
Depreciation and amortization               (485)         (241)         (625)         (483)
                                          ------        ------        ------        ------

OPERATING INCOME/(LOSS)                      626        (2,720)         (111)       (7,090)
Interest income                               15            42            59           109
Interest expense                            (161)          (50)         (185)          (87)
Gain on sale of Aplin & Barrett            9,683         9,683
                                          ------        ------        ------        ------

INCOME/(LOSS) BEFORE TAX EXPENSE             480         6,955          (237)        2,615
Income tax expense                           (50)          (96)          (57)         (141)
                                          ------        ------        ------        ------

NET INCOME/(LOSS)                            430         6,859          (294)        2,474
                                          ======        ======        ======        ======

EARNINGS/(LOSS) PER SHARE

-Basic                                    $ 0.00        $ 0.33        $(0.04)       $ 0.11
-Diluted                                  $ 0.00        $ 0.32        $(0.04)       $ 0.11


See notes to condensed consolidated financial statements

                            AMBI INC. & SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                  (UNAUDITED)

                                                           Common      Additional   Accumulated
                                                            Stock        Paid In      Deficit
                                                                         Capital
                                                            $000          $000        $000
                                                           ------        ------      -------

Balance at June 30, 1997                                       94        51,416      (43,900)
Common stock issued in connection with the
  acquisition  of Nutrition 21                                  3         1,772
Conversion of preferred stock                                   7            71
Conversion discount on convertible preferred stock                          796         (796)
Preferred stock dividends                                                               (217)
Net loss for the period                                                                 (294)
                                                           ------        ------      -------

Balance at December 31, 1997                                  104        54,055      (45,207)
                                                           ======        ======      =======


See notes to condensed consolidated financial statements

                            AMBI INC. & SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Six Months Ended
                                                                                         December 31
                                                                                  1997                  1996
                                                                                 $'000                 $'000
                                                                                 -----                 -----

Cash flows from operating activities:
  Net (loss)/income                                                               (294)                2,474
Adjustments to reconcile net (loss)/income
  to net cash used in operating activities:
     Depreciation and amortization                                                 625                   483
     Gain on Sale of Aplin & Barrett                                                                  (9,683)
     Other non-cash items                                                                                 65
  Changes in assets and liabilities, net of effects
   from the acquisition of Nutrition 21 and the sale
   of Aplin & Barrett:
     (Increase) in trade accounts receivable                                       (58)                 (635)
     (Increase)/decrease in inventories                                           (526)                  275
     (Increase) in other current assets                                           (257)                 (209)
     (Decrease) in taxes payable                                                                        (254)
     (Decrease)/increase in accounts payable and accrued expenses                 (617)                1,147
     Increase in accrued royalties                                                 301
     Increase in other liabilities                                                                       189
                                                                               -------               -------
Net cash (used in) operating activities                                           (826)               (6,148)
                                                                               -------               -------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                       (39)                 (754)
  Patent costs                                                                    (328)                 (121)
  Increase in other assets                                                        (201)
  Payment for Nutrition 21 and related acquisition costs                       (10,499)
  Proceeds from the sale of Aplin & Barrett                                                            8,000
                                                                               -------               -------
Net cash (used in)/provided by investing activities                            (11,067)                7,125
                                                                               -------               -------

Cash flows from financing activities:
  Term loan borrowings                                                           3,300
  Revolving line of credit borrowings                                            1,092
  Term loan repayments                                                            (500)
  Capital lease obligation repayments                                             (107)               (1,103)
  Capital lease proceeds                                                                                 328
  Proceeds from issuance of common stock                                                                 294
                                                                               -------               -------
Net cash provided by/(used in) financing activities                              3,785                  (481)
                                                                               -------               -------

Effect of exchange rate movement                                                                         (10)

Net (decrease)/ increase in cash and cash equivalents                           (8,108)                  486
Cash and cash equivalents at beginning of period                                 8,615                 8,431
                                                                               -------               -------
Cash and cash equivalents at end of period                                         507                 8,917
                                                                               =======               =======

Supplementary disclosure of cash flow information:
  Interest paid                                                                     83                    62
  Tax paid                                                                           7


On August 11, 1997 the Company acquired the net assets of Nutrition 21 in exchange for $10,000,000 in cash and 500,000 shares of the Company's common stock. In connection with the acquisition; liabilities were assumed as follows:

           Fair value of assets acquired                              $11,644
             Cash purchase price                                       10,000
             Stock issued                                               1,187
                                                                      -------
             Liabilities assumed                                         $457
                                                                      =======
                                      7

                            AMBI INC. & SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1997


Note A            Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K as amended for the year ended June 30, 1997.


Note B            Acquisition of Nutrition 21

                  On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21 ("N21"), a limited partnership, by way of the acquisition of Selene Systems, Inc. ("Selene"), which was the general partner of N21, J. Bie Enterprises, Inc. ("J. Bie"), which was a limited partner of N21, and the limited partnership interests owned by all other limited partners of N21, pursuant to a Purchase Agreement. The Company retained the former chief executive officer of N21 as a consultant.

                  N21 is engaged in the business of developing, producing and marketing proprietary nutrition products and dietary supplements. N21 has its products manufactured and formulated to its specifications by contract manufacturers as bulk raw materials. N21 then sells the raw materials to customers who incorporate them into over nine hundred finished products such as vitamin/mineral formulas, dietary supplements, baked goods, beverages and other products. These products are sold by customers under a variety of brands throughout the world through natural/health food stores, supermarkets, drug stores and direct mail catalogs. Currently N21's primary product is chromium picolinate, which is marketed under the registered trademark "Chromax." N21 has an exclusive license from the United States Department of Agriculture ("USDA") for the duration of a patent which covers the composition of chromium picolinate and its uses. This patent expires on August 8, 2000. The USDA license grants N21 the exclusive right to manufacture, use, and sell chromium picolinate in the United States. N21 also owns U.S. Patents expiring in 2009, relating to chromium picolinate treatments for reducing hyperglycemia and stabilizing the level of serum glucose, for preventing undesirable high levels of blood serum lipids, and for increasing lean body mass and reducing body fat, and other patents relating to, among other things, magnesium taurate treatments of cardiac conditions.

                  The purchase price for the acquisition was $10,000,000 in cash plus 500,000 restricted shares of common stock of the Company. The Purchase Agreement also provides for annual contingent payments for each of the next four years of $2.5 million adjusted for the achievement of certain sales levels, and royalties of 2.5% to 5.0% on net sales of products recommended for certain patented uses. These contingent payments, which will be made to former partners of N21, will be recorded as an addition to the purchase price as the amounts are earned and amortized over the remaining life of the acquired assets. Based on sales through December 31, 1997

                            AMBI INC. & SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1997


                  a contingent payment of $575,000 has been accrued. As of December 31, 1997 no royalty payments were due. The acquisition was accounted for under the purchase method. As such, as of December 31, 1997 the Company has recorded approximately $2,150,000 of goodwill and $7,963,000 of other intangible assets, consisting primarily of patents and trademarks, in connection with the acquisition. The Company is amortizing the goodwill over fifteen years and amortizing the other intangible assets over their useful economic lives, which range from three to fifteen years. During the six months ended December 31, 1997 the Company recorded approximately $422,000 in amortization expense related to the goodwill and other intangible assets described above.

                  Approximately $3,300,000 of the purchase price was provided as a term loan pursuant to a Revolving Credit and Term Loan Agreement ("Loan Agreement") with State Street Bank and Trust Company ("State Street"). The loans earned interest at the bank's prime rate plus one percent and were due February 1, 1998. However, on December 31, 1997 the Company refinanced its loans with State Street (See Note F). Approximately $6,700,000 of the purchase price was provided from internal working capital.

                  To replace a prior royalty agreement with certain individuals who assisted the prior owners of N21 in the development of chromium picolinate, the Company in November 1997 issued 200,000 shares of its common stock to these individuals, and agreed on August 8, 2000 to issue to these individuals a number of additional shares of common stock which then have a value equal to the amount (if any) by which the then value of the 200,000 shares of stock is less then 10% of chromium picolinate net sales (as defined) during the period from August 11, 1997 through August 8, 2000. The Company has capitalized the cost of the stock at its market value on the date of issuance and it is amortizing the cost of the stock over the term of the agreement. Based on sales of chromium picolinate from August 11, 1997 through December 31, 1997 and the Company's stock price at December 31, 1997, the Company has accrued $301,000 in royalties to the individuals described above.


Note C            Inventory

                  All inventory consists of finished goods at December 31 and June 30, respectively.


Note D            Earnings/(loss) per share

                  The Company has adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings Per Share." Accordingly, the earnings per share calculations for the prior periods have been restated to conform with the provisions of SFAS No. 128. This statement replaces the presentation of primary earnings per share and fully diluted earnings per share with basic and diluted earnings per share respectively.

                  Basic earnings/(loss) per share for the three and six months ended December 31, 1997 and 1996 are computed based on the weighted average number of shares outstanding for the respective periods as follows:

                            AMBI INC. & SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1997


                                                                       3 months ended                      6 months ended
                                                                         December 31                         December 31
                                                                     1997          1996                  1997          1996
                                                                        No. of Shares                       No. of Shares
                                                                        -------------                       -------------

                  Weighted average shares                          19,820,502      20,243,174         19,464,121      20,387,206
                                                                  -----------     -----------        -----------     -----------

                                                                        $'000           $'000              $'000           $'000
                                                                  -----------     -----------        -----------     -----------
                  Net income/(loss)                                       430           6,859               (294)          2,474
                  Preferred stock dividend                               (103)           (100)              (217)           (194)
                  Conversion discount on convertible
                    preferred stock                                      (420)                              (796)
                                                                  -----------     -----------        -----------     -----------
                  Net income/(loss) attributable to
                    common stockholders                                   (93)          6,759             (1,307)          2,280
                                                                  ===========     ===========        ===========     ===========

                  Basic earnings/(loss) per share of
                    common stock                                        $0.00           $0.33             ($0.07)          $0.11

                  Diluted earnings per share for the three and six month periods ended December 31, 1997 do not reflect the incremental shares from the assumed conversion of stock options or warrants or the conversion of the preferred stock or convertible debt to common stock because the effect of such inclusion would be to reduce the loss per share.

                  Diluted earnings per share for the three and six month periods ended December 31, 1996 are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming the exercise of certain stock options and warrants and the conversion of preferred stock to common stock. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The computation of diluted earnings per share is as follows:

                            AMBI INC. & SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1997


                                                                   3 months ended                   6 months ended
                                                                     December 31                      December 31
                                                                  1997          1996               1997          1996
                                                                     No. of Shares                    No. of Shares
                                                                     -------------                    -------------

                  Average shares outstanding                   19,820,502      20,243,174        19,464,121      20,387,206
                  Stock options and warrants                                      192,323                           448,302
                  Conversion of preferred stock                                 1,094,632                           896,381
                                                              -----------     -----------       -----------     -----------

                  Total average shares                         19,820,502      21,530,129        19,464,121      21,731,889
                                                              -----------     -----------       -----------     -----------

                                                                    $'000           $'000             $'000           $'000
                                                              -----------     -----------       -----------     -----------
                  Net income/(loss)                                   430           6,859              (294)          2,474
                  Preferred stock dividend                           (103)                             (217)
                  Conversion discount on convertible
                    preferred stock                                  (420)                             (796)
                                                              -----------     -----------       -----------     -----------
                  Net income/(loss) attributable to
                    common stockholders                               (93)          6,859            (1,307)          2,474

                  Diluted earnings/(loss) per share of
                    common stock                                    $0.00           $0.32            ($0.07)          $0.11

                  At December 31, 1997 the Company had 5,202,000 stock options and warrants outstanding to purchase common stock at exercise prices ranging from $1.25 to $7.69 , but were not included in the computation of diluted earnings per share because such inclusion would be antidilutive.

                  The Company has a $2 million note at an interest rate of 5%, payable to Nippon Shoji Kaisha (NSK) on March 18, 1999. The note provides that (1) if an Investigational New Drug application (IND) for the treatment of diseases of the colon is filed and accepted by the United States Food and Drug Administration (FDA) by March 18, 1998, the Company has the right to repay $1 million of the note with its common stock, and (2) if rat and dog toxicology programs related to treatment of nosocomial antibiotic resistant infections are completed by September 18, 1998, the Company has the right to repay $1 million of the note with its common stock. The common stock for repayment purposes is valued at the average closing price during the ten (10) consecutive trading days immediately prior to the Company notifying NSK of its election to repay with common stock. The Company has been advised that the FDA has accepted its IND for diseases of the colon. The Company as a result, intends to repay $1 million of the note with its common stock.

                  As more fully discussed in Note E the Company has convertible preferred stock outstanding that can be converted into common stock. At December 31, 1997, these amounts have not been included in the computation of diluted earnings per share because such inclusion would be antidilutive.

                            AMBI INC. & SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1997


Note E            Convertible preferred stock

                  With respect to the Company's Series C Preferred Stock (the "C Preferred"), on December 5, 1997 the Company reduced the fixed conversion price to form $3.25 to $2.75. The maturity date for mandatory conversion was extended to October 13, 1999. The holders of the C Preferred agreed not to convert any of their remaining holdings for a period of six months ending on June 5, 1998.

                  With respect to the Company's Series D Preferred Stock (the "D Preferred"), on December 5, 1997 the holders of the D Preferred (the " D Investors") converted fifty percent of their holdings into common stock of the Company at a twenty-five percent discount. The Company reduced the fixed conversion price and the warrant exercise price from $2.50 to $2.25. The maturity date for mandatory conversion was extended to May 8, 2001. The D Investors agreed not to convert any of their remaining holdings for a period of six months ending on June 5, 1998. The twenty-five percent conversion discount described above has been recorded as additional preferred dividends and it had the effect of reducing net income available to common stockholders for the three and six months ended December 31, 1997 (See Note D). The Company expects to amortize an additional $730,000 in additional preferred dividends relating to the conversion discount on the series D preferred stock for the six months ended June 30, 1998.

                  The reduction in the fixed conversion price described above for the Series C and Series D Preferred Stock has not been recorded as additional preferred dividends for the six months ended December 31, 1997 because the Company's stock price is not high enough for the fixed conversion price to be beneficial to the Series C and Series D investors. As of December 31, 1997 the original discounts of fifteen and twenty-five percent granted to the Series C and Series D investors are more beneficial for conversion purposes. As such, these conversion discounts have been recorded as additional preferred dividends (See Note D). At such a time when the fixed conversion price becomes more beneficial to the Series C investors (when the Company's stock price exceeds $3.23) or the Series D Investors (when the Company's stock price exceeds $3.00) the Company will record additional preferred dividends based on the Company's stock price at that time.


Note F            Debt refinancing

                  On December 31, 1997 the Company entered into a new Revolving Credit and Term Loan Agreement with State Street to refinance its loans. The refinanced loans consist of a term loan of $2.8 million ("Term Loan") and a revolving credit line of up to $4.0 million ("Revolving Loan"), both bearing interest at the prime rate plus one percent and are due June 30, 2000. The Company is making monthly payments of principal and interest on the Term Loan. The Revolving Loan is an asset based loan, with any amounts borrowed due June 30, 2000.

                            AMBI INC. & SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1997


Note G            Pro forma financial information

                  The following represents the pro forma consolidated results of operations as if the Company and Nutrition 21 had been combined for the entire six months ended December 31, 1997 and 1996 respectively. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective periods. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates.

                                                                    Six Months Ended
                                                                       December 31

                                                                  1997             1996
                                                                  $000             $000
                                                                  ----             ----

                  Revenues                                      10,355           16,649

                  Net income                                       209            4,614

                  Basic (loss)/earnings per share               ($0.04)           $0.22

                  Diluted (loss)/earnings per share             ($0.04)           $0.21

                  The results for the six months ended December 31, 1996, include a $9.7 million one time gain from the sale of Aplin & Barrett, a food preservative business (See Note H).


Note H            Sale of Aplin & Barrett

                  The Company completed the sale of its United Kingdom based food preservative business, Aplin & Barrett, Ltd., to Burns Philp & Company Ltd. on December 12, 1996. As a result, the operations of Aplin & Barrett are included in the financial statements through that date. Key terms of the transaction included the payment to the Company of $13.5 million in cash, ($8.0 million paid on December 12, 1996 and $5.5 million paid on June 12, 1997), and the payment of 2.42 million shares of the Company's common stock held by Burns Philp. In addition, Burns Philp has provided the Company with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. As of December 31, 1997 the Company has not borrowed any amounts under this revolving line of credit.


Note I            Recently issued accounting standards

                  In April 1997, the FASB issued SFAS number 130 "Reporting Comprehensive Income" and SFAS number 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes

                            AMBI INC. & SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1997


                  SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. These statements are effective for financial statements for both interim and annual periods ending after December 31, 1997. It is not expected that the adoption of these statements will have a material impact on the Company's financial position or operating results.

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

The Company completed the sale of its UK-based food preservative business, Aplin & Barrett Ltd. ("A&B"), to Burns Philp on December 12, 1996. As a result, the operations of A&B are included in the financial statements through that date. The decision to sell A&B to Burns Philip was made by the Company's Board of Directors in 1996. At that time directors unaffiliated with Burns Philp constituted a majority of the Board of Directors. The Board's decision was based upon its view that the Company's resources would be more profitably employed in pursuing the development and/or acquisition of other products or businesses and that such development and acquisitions would be facilitated by the cash proceeds of the sale of A&B. After the sale, Burns Philip owned approximately 40% of the Company's Common Stock.

On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21 ("N21"), a limited partnership. Nutrition 21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. Currently N21's primary product is chromium picolinate, which is marketed under the registered trademark "Chromax." N21 has an exclusive license from the United States Department of Agriculture ("USDA") for the duration of a patent which covers the composition of chromium picolinate and its uses. This patent expires on August 8, 2000. The USDA license grants N21 the exclusive right to manufacture use, and sell chromium picolinate in the United States. N21 also owns U.S. Patents expiring in 2009, relating to chromium picolinate treatments for reducing hyperglycemia and stabilizing the level of serum glucose, for preventing undesirable high levels of blood serum lipids, and for increasing lean body mass and reducing body fat, and other patents relating to, among other things, magnesium taurate treatments of cardiac conditions.

Cost of sales includes both direct and indirect manufacturing costs. Marketing and sales expenses include salaries, third party fees, royalties and all other costs associated with selling the Company's products. Research and development expenses include internal expenditures as well as expenses associated with third party collaborators. General and administrative expenses include salaries, overheads, third party fees and expenses, and costs that are not associated with selling the Company's products or research and development. Depreciation and amortization include the depreciation of the companies property, plant and equipment and the amortization of goodwill, patent costs and other intangible assets. The Company amortizes goodwill over fifteen years and it amortizes all other intangible assets over their useful economic lives, which range from three to fifteen years.


Results of Operations

Revenues

Revenues for the quarter increased from the corresponding period in 1996 by 38% to $5.8 million, and for the six month period by 5% to $9.0 million. These increases in revenues are a result primarily of the acquisition of N21. The increase in revenue from the acquisition of N21 is partially offset by the decline in revenues from other products. Revenues also reflect the absence of the Company's food preservative business which was discontinued during the quarter ended December 31, 1996 (See Note H).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Cost of goods sold

Gross profit for the Company as a percentage of net revenues was 88% for the quarter and 85% for the six months ended December 31, 1997, compared to 72% for the quarter and 57% for the six months ended December 31, 1996. This increase in gross profits reflects a sales mix which includes the higher margin N21 products for the

A&B products for the quarter and the six months ended December 31, 1996. N21 products had a gross profit percentage of net revenues of approximately 91% for the quarter and six months ended December 31, 1997, while A&B had a gross profit as a percentage of net revenues of approximately 61% for the quarter and 52% for the six months ended December 31, 1996.

Marketing and sales expenses

Marketing and sales expenses decreased $1.3 million or 45% for the quarter and $3.0 million or 50% for the six months ended December 31, 1997, compared to the quarter and six months ended December 31, 1996. The decrease is primarily due to lower spending on Cardia Salt Alternative and Wipe Out Dairy Wipes. Combined spending on these products declined for the quarter and six months ended December 31, 1997 by $1.9 million and $3.7 million respectively.

Research and development costs

Research costs decreased $25 thousand (2%) in the quarter and $930 thousand (37%) in the six month period compared to the same periods last year. This decrease is due to the Company's decision to only fund research activities that are focused on achieving drug development milestones.

General and administrative expenses ("G&A")

G&A expenses decreased $0.2 million or 15% for the quarter and $0.4 million or 15% for the six months ended December 31, 1997, compared to the quarter and six months ended December 31, 1996. These decreases are largely due to due to the absence of A&B for the quarter (a decrease of $0.4 million) and six months (a decrease of $0.6 million).

Depreciation and amortization

The increase in depreciation and amortization for the three and six month period ended December 31, 1997 was caused by the amortization of the goodwill and other intangible assets associated with the acquisition of N21.

Operating income (loss)

The Company recorded operating income of $0.6 million in the quarter ended December 31, 1997, compared with a loss of $2.7 million in the quarter ended December 31, 1996. In the six months ended December 31, 1997, the Company recorded an operating loss of $0.1 million, compared with a loss of $7.1 million in the six months ended December 31, 1996. The decline in the operating loss is mainly due to the decrease in spending and the increase in gross profits attributable to the acquisition of N21.

Income/(loss) before tax expense

The Company recorded income before tax expenses of $0.5 million in the quarter ended December 31, 1997, compared with income of $7.0 million in the quarter ended December 31, 1996. In the six months ended December 31, 1997, the Company recorded a loss before tax expense of $0.2 million, compared with income of $2.6 million in the six months ended December 31, 1996. The income in 1996 was due to the gain on the sale of A&B which occurred on December 12, 1996 (See Note H).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Tax expense

The Company's tax expense for the quarter and in the six months is a result of taxes on the profits of N21 in the state of California.

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

Liquidity and capital resources

As of December 31, 1997, the Company had working capital of $1.1 million, which included cash and cash equivalents of $0.5 million. On June 30, 1997, working capital was $7.1 million, which included cash and cash equivalents of $8.6 million.

As of December 31, 1997 the Company had a loan balance of $3.9 million with State Street Bank. The Company had originally borrowed $3.3 million from State Street to fund the acquisition of N21. At December 31, 1997 , the Company refinanced the loan with State Street. Under the revised terms the Company now has a $2.8 million term loan which is amortized over a 30 month period, at an interest rate at the bank's prime rate plus one percent. The bank also continues to provide a revolving credit line of up to $4 million, and any amount borrowed under this facility is not due until June 30, 2000. The Company has borrowed approximately $1.1 million under this line of credit as of December 31, 1997.

As a result of the sale of A&B, the Company experienced a significant decline in revenues during the latter part of fiscal 1997. This loss of revenues also contributed to the increase in the operating loss to $16.6 million in fiscal 1997, compared with an operating loss of $4.6 million in fiscal 1996. A&B generated cash flows of $0.5 million and $3.1 million in fiscal 1997 and fiscal 1996, respectively. The sale of A&B did generate cash proceeds of $13.5 million which provided adequately for the Company's short-term capital requirements. The Company has only recently reinvested the proceeds from this sale into the acquisition of N21, which has thus far generated revenues greater than those lost as a result of the sale of A&B.

In connection with the sale of A&B, Burns Philp provided the Company with a revolving credit line of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the Nisaplin food preservative business through June 30, 1999. Borrowings under this credit line will accrue interest at a rate equal to the prime rate set from time to time by Citibank. To date the Company has not borrowed any amounts under this credit line, nor is it determinable at this time whether the future performance of the food preservative business would result in the forgiveness of any debt.

With respect to the acquisition of N21, the Company expects that as of fiscal year-end June 30, 1998, the Company will owe the former partners of Nutrition 21 a contingent payment of $2.5 million (see Note B). As of December 31, 1997 the Company has accrued $575 thousand towards that expected contingent payment. The Company believes that it will be able to use cash generated from operations or its short term revolving line of credit to satisfy the contingent payment obligation. The ability to satisfy the contingent payment obligation will be a significant factor in the Company's ability to maintain an adequate level of cash flow.

The Company anticipates a continued decline in spending as it seeks to find pharmaceutical partners to fund research and development and it has eliminated expenditures that are not critical to the process of generating sales. The Company may report operating income during the fiscal year ending June 30, 1998 as a result of the aforementioned expense reduction combined with operating income provided from the recent acquisition of N21 in August 1997.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


After the acquisition of N21, the Company's two primary sources of financing are cash generated from continuing operations and the State Street revolving line of credit. The revolving line of credit was originally obtained as part of the financing for the N21 acquisition. The availability under this revolving line of credit is based on the Company's accounts receivable and inventory. At December 31, 1997 approximately $1.1 million had been drawn down on this line. The Company believes that cash generated from operations or the amounts available under the line of credit will provide sufficient liquidity to fund operations.

Year 2000 compliance

The Company is currently analyzing the potential impact of the Year 2000 on the processing of date sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather then four) to define an applicable year. The Company's general ledger system, Great Plains Dynamics, is currently Year 2000 compliant. The Company is studying the impact of the Year 2000 problem on other aspects of its business and as of December 31, 1997 this impact on the future financial position, operating results, and cash flows of the Company is not determinable.


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

Recently issued accounting standards

In April 1997, the FASB issued SFAS number 130 "Reporting Comprehensive Income" and SFAS number 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers.

These statements are effective for financial statements for both interim and annual periods ending after December 31, 1997. It is not expected that the adoption of these statements will have a material impact on the Company's financial position or operating results.

                          PART II - OTHER INFORMATION



Item 6 - Exhibits and Report on Form 8-K


Exhibit 27 - Financial Data Schedule


The Company filed reports on Form 8-K/A and Form 8-K/A2 relating to the purchase of Nutrition 21 on October 22 and December 19, 1997, respectively.

The Company filed reports on Form 8-K/A and Form 8-K/A2 relating to the sale of its Aplin and Barrett subsidiary on November 6 and December 19, 1997, respectively.

                             AMBI INC.& SUBSIDIARY

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      AMBI INC.
                                                     Registrant



Date: February 17, 1998            By:   /s/ Fredric D. Price
                                         -------------------------------------
                                         Fredric D. Price
                                         President and Chief Executive Officer