Form 10-Q/A
period 1996-12-31
AMBI INC
filed 1998-02-20
CIK 744962

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

                    YES     X                          NO
                       -----------                       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.005          18,425,374 shares as of December 31, 1996
-----------------------------          -----------------------------------------

                                    AMBI INC.

                                      INDEX

PART I     FINANCIAL INFORMATION                                        PAGE
------     ---------------------                                        ----

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance
                    Sheets at December 31, 1996
                    and June 30, 1996                                   3 - 4


           Condensed Consolidated Statements of
                    Operations for the three months and
                    six months ended December 31, 1996
                    and December 31, 1995                                   5


           Condensed Consolidated Statement of
                    Changes in Stockholders' Equity
                    for the six months ended
                    December 31, 1996                                       6


           Condensed Consolidated Statements of
                    Cash Flows for the six months
                    ended December 31, 1996 and
                    December 31, 1995                                       7


           Notes to Condensed Consolidated
                    Financial Statements                               8 - 10


Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          11-12

PART II    OTHER INFORMATION
-------    -----------------

Item 2     Changes in Securities                                           13

Item 6     Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                 14

                                    AMBI INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31         June 30
                                                                       1996               1996
                                                                    (Unaudited)          (Note)
                                                                       $'000             $'000
                                                                       -----             -----
ASSETS

Current assets:

Cash and cash equivalents                                                8,917              8,431
Trade accounts receivable less allowance for
  doubtful accounts of $81,000 at December 31, 1996
  and at June 30, 1996                                                   2,345              5,356
Inventories                                                                977              3,088
Prepayments and other current assets                                     5,900                874
                                                                      --------           --------

Total current assets                                                    18,139             17,749

Property and equipment at cost less accumulated
  depreciation of $268,000 at December 31, 1996 and
  $4,493,000 at June 30, 1996                                            1,162              3,881
Patent costs and licensed technology at cost less
  accumulated amortization of $884,000 at December
  31, 1996 and $717,000 at June 30, 1996                                 1,582              1,624

Other assets                                                                95                113
                                                                      --------           --------

TOTAL ASSETS                                                            20,978             23,367
                                                                      ========           ========


                                                                    December 31         June 30
                                                                       1996               1996
                                                                    (Unaudited)          (Note)
                                                                       $'000             $'000

                                                                       -----             -----
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of note payable and lease obligation                         129              195
Accounts payable and accrued expenses                                      4,164            1,889
Other liabilities                                                              -              368
Dividends payable                                                            425              231
Taxes payable                                                                  -              254
                                                                        --------         --------

Total current liabilities                                                  4,718            2,937

Note payable and lease obligation, less current portion                      226              935
Long term loan                                                             2,000            2,000
Deferred taxes payable                                                         -              349
                                                                        --------         --------

TOTAL LIABILITIES                                                          6,944            6,221
                                                                        --------         --------
REDEEMABLE PREFERRED STOCK
$0.01 par value.  Issued and outstanding
  1,500 shares at December 31, 1996 and
  June 30, 1996 (aggregate involuntary
  liquidation value $1,500,000)                                            1,500            1,500
                                                                        --------         --------
STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.01 par
  value, issued and outstanding 280
  shares at December 31, 1996 and 370 shares at
  June 30, 1996                                                                *                *
Common stock, $0.005 par value,
  authorized 40,000,000 shares.
  Issued and outstanding 18,425,374
  at December 31, 1996 and 20,469,776
  at June 30, 1996                                                            92              102
Additional paid-in capital                                                45,341           51,389
Accumulated deficit                                                      (32,899)         (35,179)
Currency translation adjustment                                                -             (666)
                                                                        --------         --------

TOTAL STOCKHOLDERS' EQUITY                                                12,534           15,646
                                                                        --------         --------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY                                            20,978           23,367
                                                                        ========         ========

*Value less than $500.00
Note: The Condensed Consolidated Balance Sheet as of June 30, 1996 has been derived from the audited consolidated financial statements at that date.

                                    AMBI INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended                 Six Months Ended
                                                             December 31                      December 31

                                                          1996          1995              1996          1995
                                                          ----          ----              ----          ----

Net Sales                                                3,863         3,042              8,098         5,243
Other Operating Revenues                                   336            55                467           105
                                                        -------       -------            -------       -------

TOTAL REVENUES                                           4,199         3,097              8,565         5,348
Cost of Sales                                           (1,164)       (1,341)            (3,653)       (2,490)
                                                        -------       -------            -------       -------

GROSS PROFIT                                             3,035         1,756              4,912         2,858
Selling, General & Administrative
  Expenses                                              (4,402)       (1,733)            (9,007)       (3,256)
Research Costs                                          (1,112)         (626)            (2,512)       (1,098)
Depreciation and Amortization                             (241)         (172)              (483)         (358)
                                                        -------       -------            -------       -------

OPERATING LOSS                                          (2,720)         (775)            (7,090)       (1,854)
Interest Income                                             42            98                109           118
Interest Expense                                           (50)          (23)               (87)          (49)
Gain on Sale of Aplin & Barrett                          9,683           -                9,683             -
                                                        -------       -------            -------       -------

INCOME/(LOSS) BEFORE TAX EXPENSE                         6,955          (700)             2,615        (1,785)
Tax Expense                                                (96)          (48)              (141)          (59)
                                                        -------       -------            -------       -------

NET INCOME/(LOSS)                                        6,859          (748)             2,474        (1,844)
                                                        =======       =======            =======       =======

EARNINGS/(LOSS) PER SHARE

-Primary                                                 $0.33        ($0.12)              $0.11       ($0.18)
-Fully Diluted                                           $0.32        ($0.12)              $0.11       ($0.19)

                                    AMBI INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)


                                  Common     Additional   Accumulated   Currency       Total        Common
                                   Stock       Paid In      Deficit    Translation                  Shares

                                               Capital                 Adjustment                 Outstanding
                                  $'000        $'000        $'000        $'000         $'000
                               --------     --------      -------      -------      --------     ------------

Balance at June 30, 1996            102       51,389      (35,179)         (666)      15,646     20,469,776
Common stock issued on
  exercise of options and
  warrants                            1          293            -             -          294         91,212
Conversion of preferred
  stock to common stock               1                         -             -            1        284,386
Common shares returned
  by Burns Philp as part of
  Aplin & Barrett transaction       (12)      (6,341)           -             -       (6,353)    (2,420,000)
Net income for the period             -            -        2,474             -        2,474              -
Redeemable preferred stock
  dividend                            -            -          (64)            -          (64)             -
Convertible preferred stock
  dividend                            -            -         (130)            -         (130)             -
Arising on translation during
  the period                          -            -            -           538          538              -
Currency translation adjustment
  written-off in connection with
  Aplin & Barrett transaction         -            -            -           128          128              -
                               --------     --------      -------      -------      --------     ------------

Balance at December 31, 1996         92       45,341      (32,899)          -         12,534     18,425,374
                               --------     --------      -------      -------      --------     ------------

                                    AMBI INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                 Six Months Ended
                                                                                    December 31

                                                                              1996               1995
                                                                             $'000              $'000
                                                                             -----              -----
Cash flows from operating activities:
  Net income/(loss)                                                          2,474             (1,844)
Adjustments to reconcile net income/(loss)
  to net cash used in operating activities:
     Depreciation and amortization                                             483                358
     Gain on Sale of Aplin & Barrett                                        (9,683)                 -
     Other non-cash items                                                       65                 96
  Changes in assets and liabilities, net of effects from sale of subsidiary:
     (Increase)/decrease in trade accounts receivable                         (635)                 41
     Decrease(increase) in inventories                                         275                (172)
     (Increase) in other assets                                               (209)               (372)
     (Increase) in amounts due from
       affiliated companies                                                      -                (155)
     (Decrease)/increase in taxes payable                                     (254)                 54
     (Decrease) in accounts payable and
       accrued expenses                                                       (923)                (513)
     Increase in amounts due to
       affiliated companies                                                      -                   13
     Increase in other liabilities                                             189                    3
                                                                          ---------              -------
Net cash (used in) operating activities                                     (6,148)               (2,491)

Cash flows from investing activities:
  Acquisitions of property and equipment                                      (754)                 (744)
  Patent costs and licensed technology                                        (121)                 (395)
  Cash received upon sale of subsidiary                                      8,000                     -
                                                                          ---------               -------
Net cash provided by/(used in) investing activities                          7,125                (1,139)
Cash flows from financing activities:
  Dividends paid on redeemable preferred stock                                   -                   (69)
  Note payable proceeds                                                          -                    35
  Capital lease proceeds                                                       328                   389
  Note payable repayments                                                        -                    (4)
  Capital lease obligation repayments                                       (1,103)                  (79)
  Proceeds from issuance of convertible
    preferred stock                                                              -                 8,213

  Proceeds from issuance of common stock                                       294                   375
                                                                          ---------              -------
Net cash (used in)/provided by financing activities                           (481)                8,860

Effect of exchange rate movement                                               (10)                  (19)

Net increase in cash and cash equivalents                                      486                 5,211
Cash and cash equivalents at beginning of period                             8,431                 3,337
                                                                          ---------              -------
Cash and cash equivalents at end of period                                   8,917                 8,548
                                                                          =========              =======

Supplementary disclosure of cash flow information:
  Interest paid                                                                 62                     4
  Tax paid                                                                       0                     4

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



                                                         3 months ended                  6 months ended
                                                           December 31                     December 31
                                                        1996          1995              1996          1995
                                                          No. of Shares                   No. of Shares
                                                          -------------                   -------------

                  Average shares outstanding         20,243,174    18,276,455        20,387,206    18,228,975
                  Stock options and warrants            192,323             -           448,302             -
                                                     ----------   -----------        ----------    ----------

                  Total Average shares               20,435,497    18,276,455        20,835,508    18,228,975
                                                     -----------   -----------       -----------   -----------

                                                          $'000         $'000             $'000         $'000
                                                          -----         -----             -----         -----
                  Net income/(loss)                       6,859          (748)            2,474        (1,844)
                  Preferred stock dividend                 (100)         (168)             (194)         (201)
                  Conversion Discount on Preferred Stock      -        (1,343)                -        (1,343)
                                                     -----------   -----------       -----------   -----------

                  Net income/(loss) attributable to
                    common stockholders                   6,759        (2,259)            2,280        (3,388)

                  Primary earnings/(loss) per share of
                    common stock                          $0.33        ($0.12)            $0.11         ($0.18)
                                                    ===========   ===========       ===========    ===========



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



                                                         3 months ended                  6 months ended
                                                           December 31                     December 31
                                                        1996          1995              1996          1995
                                                          No. of Shares                   No. of Shares
                                                          -------------                   -------------

                  Average shares outstanding         20,243,174    18,276,455        20,387,206    18,228,975
                  Stock options, warrants &
                  conv. preferred                     1,286,955             -         1,344,683             -
                                                    -----------   -----------       -----------   -----------

                  Total Average shares               21,530,129    18,276,455        21,731,889    18,228,975
                                                    -----------   -----------       -----------   -----------

                                                          $'000         $'000             $'000         $'000
                                                          -----         -----             -----         -----
                  Net income/(loss)                       6,859          (748)            2,474        (1,844)
                  Preferred stock dividend                  (32)         (168)              (64)         (201)
                  Conversion Discount on Preferred Stock      -        (1,343)                -        (1,343)
                                                    -----------   -----------       -----------   -----------
                  Net income/(loss) attributable to
                    common stockholders                   6,827        (2,259)            2,410        (3,388)


                  Fully diluted earnings/(loss)
                  per share of common stock               $0.32        ($0.12)            $0.11         ($0.19)
                                                    ===========   ===========       ===========    ===========

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

The percentage of sales included in the total by product is:


                                                                    % of sales in second quarter     % change
                                                                         1996          1995          96 vs. 95
                                                                         ----          ----          ---------

                  Food preservative                                       58.8          69.2              7.6
                  Dairy ingredients                                        4.2          25.8            (79.3)
                  Cardia(TM)Salt Alternative                                26.3           -                *
                  Wipe Out/Animal Health                                  10.1           4.4            289.7
                  Other                                                    0.6           0.6             38.9
                                                                        ------         ------          -------

                  Total                                                  100.0         100.0             27.0
                                                                        ------         ------          -------


                                                                      % of sales in first half       % change
                                                                         1996          1995          96 vs. 95
                                                                         ----          ----          ---------

                  Food preservative                                       49.6          67.1             14.0
                  Dairy ingredients                                       13.5          27.2            (23.8)
                  Cardia(TM)Salt Alternative                                25.1           -                *
                  Wipe Out/Animal Health                                  11.4           5.3            334.8
                  Other                                                    0.4           0.4             29.6
                                                                        ------         ------          -------

                  Total                                                  100.0         100.0             54.5
                                                                        ------         ------          -------



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


Selling, General, and Administrative Expenses ("S,G&A")

S,G&A expenses increased by $2.7 million (154%) for the three month period and $5.8 million (177%) for the six month period ended December 31, 1996. These increases are mainly due to the continued marketing investment spending in support of Cardia(TM) Salt Alternative, which was launched regionally in 1996 and nationally in January, 1997.

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

Income/(Loss) Before Tax Expenses


The Company recorded income before tax expenses of $6.9 million in the quarter ended December 31, 1996, compared with a loss of $0.7 million in the quarter ended December 31, 1995. In the six months ended December 31, 1996, the Company recorded income before tax expense of $2.6 million, compared with a loss of $1.8 million in the six months ended December 31, 1995. This income was due to the aforementioned gain on the sale of Aplin & Barrett.


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

                                                                   AMBI INC.
                                                                  Registrant


Date: February 20, 1998         By: /s/Fredric D. Price
                                    -------------------------------------
                                    Fredric D. Price
                                    President and Chief Executive Officer