Form 10-Q/A
period 1997-03-31
AMBI INC
filed 1998-02-20
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                                     10-Q/A


For Quarter Ended:                                               March 31, 1997

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

                  YES     X                          NO
                     ---------                         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005            18,649,073 shares as of March 31, 1997
-----------------------------            --------------------------------------

                                    AMBI INC.

                                      INDEX

PART I       FINANCIAL INFORMATION                                        PAGE
------       ---------------------                                        ----

Item 1       Financial Statements (Unaudited)

             Condensed Consolidated Balance
                      Sheets at March 31, 1997
                      and June 30, 1996                                   3 - 4


             Condensed Consolidated Statements of Operations for
                      the three months and nine months ended March
                      31, 1997
                      and March 31, 1996                                      5


             Condensed Consolidated Statement of
                      Stockholders' Equity for the nine
                      months ended March 31, 1997                             6


             Condensed Consolidated Statements of
                      Cash Flows for the nine months
                      ended March 31, 1997 and
                      March 31, 1996                                          7


             Notes to Condensed Consolidated
                      Financial Statements                               8 - 10


Item 2       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                        11 - 12


PART II      OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                   14

                                    AMBI INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31           June 30
                                                                                  1997               1996
                                                                               (Unaudited)          (Note)
                                                                                 $'000              $'000
                                                                                 -----              -----

ASSETS

Current assets:

Cash and cash equivalents                                                           4,966              8,431
Trade accounts receivable less allowance for
  doubtful accounts of $67,000 at March 31, 1997
  and $81,000 at June 30, 1996                                                      1,255              5,356
Inventories                                                                           965              3,088
Prepayments and other current assets                                                6,179                874
                                                                                 --------           --------

Total current assets                                                               13,365             17,749

Property and equipment at cost less accumulated
  depreciation of $328,000 at March 31, 1997 and
  $4,493,000 at June 30, 1996                                                       1,162              3,881
Patent costs and licensed technology at cost less
  accumulated amortization of $971,000 at March 31,
  1997 and $717,000 at June 30, 1996                                                1,699              1,624

Other assets                                                                           93                113
                                                                                 --------           --------

TOTAL ASSETS                                                                       16,319             23,367
                                                                                 ========           ========




See notes to condensed consolidated financial statements

                                    AMBI INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)


                                                                          March 31              June 30
                                                                            1997                 1996

                                                                         (Unaudited)            (Note)
                                                                            $'000                $'000
                                                                            -----                -----
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of note payable and lease obligation                           129                195
Accounts payable and accrued expenses                                        4,444              1,889
Other liabilities                                                              -                  368
Dividends payable                                                              403                231
Taxes payable                                                                  -                  254
                                                                          --------           --------

Total current liabilities                                                    4,976              2,937

Note payable and lease obligation, less current portion                        165                935
Long term loan                                                               2,000              2,000
Deferred taxes payable                                                         -                  349
                                                                          --------           --------

TOTAL LIABILITIES                                                            7,141              6,221
                                                                          --------           --------
REDEEMABLE PREFERRED STOCK
$0.01 par value.  Issued and outstanding 1,500 shares
  at March 31, 1997 and June 30, 1996 (aggregate
  involuntary liquidation value $1,500,000)                                  1,500              1,500
                                                                          --------           --------
STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.01 par value, issued and outstanding 238 shares at March 31, 1997 and 370
  shares at June 30, 1996                                                        *                  *
Common stock, $0.005 par value, authorized 40,000,000
  shares.  Issued and outstanding 18,649,073 at March 31,
  1997 and 20,469,776 at June 30, 1996                                          92                102
Additional paid-in capital                                                  45,593             51,389
Accumulated deficit                                                        (38,007)           (35,179)
Currency translation adjustment                                                  -               (666)

                                                                          --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                   7,678             15,646
                                                                          --------           --------

TOTAL LIABILITIES, REDEEMABLE PREFERRED

STOCK AND STOCKHOLDERS' EQUITY                                              16,319             23,367
                                                                           =======           ========


*Value less than $500.00

See notes to condensed consolidated financial statements

Note: The Condensed Consolidated Balance Sheet as of June 30, 1996 has been derived from the audited consolidated financial statements at that date.

                                    AMBI INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                         Three Months Ended                 Nine Months Ended
                                                              March 31                         March 31
                                                          1997          1996              1997          1996
                                                          ----          ----              ----          ----

Net Sales                                                1,614         3,760              9,712         9,003
Other Operating Revenues                                   244         1,157                711         1,262
                                                        -------       -------            -------       -------

TOTAL REVENUES                                           1,858         4,917             10,423        10,265
Cost of Sales                                             (767)       (1,518)            (4,420)       (4,008)
                                                        -------       -------            -------       -------

GROSS PROFIT                                             1,091         3,399              6,003         6,257
Selling, General & Administrative
  Expenses                                              (5,309)       (3,155)           (14,316)       (6,411)
Research Costs                                            (832)         (505)            (3,344)       (1,603)
Depreciation and Amortization                             (147)         (184)              (630)         (542)
                                                        -------       -------            -------       -------

OPERATING LOSS                                          (5,197)         (445)           (12,287)       (2,299)
Interest Income                                            210            86                319           204
Interest Expense                                           (25)          (30)              (112)          (79)
Gain on Sale of Aplin & Barrett                            -             -                9,683           -
                                                        -------       -------            -------       -------


LOSS BEFORE TAX EXPENSE                                 (5,012)         (389)            (2,397)       (2,174)
Tax Expense                                                 (9)          (76)              (150)         (135)
                                                        -------       -------            -------       -------

NET LOSS                                                (5,021)         (465)            (2,547)       (2,309)
                                                        =======       =======            =======       =======



LOSS PER SHARE                                          ($0.28)        ($0.03)           ($0.14)        ($0.14)


See notes to condensed consolidated financial statements

                                    AMBI INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 1997

                                   (UNAUDITED)



                                  Common     Additional   Accumulated   Currency       Total        Common
                                   Stock       Paid In      Deficit    Translation                  Shares

                                               Capital                 Adjustment                 Outstanding
                                  $'000        $'000        $'000        $'000         $'000
                               --------     --------      -------      -------      --------      -----------

Balance at June 30, 1996            102       51,389      (35,179)         (666)      15,646     20,469,776
Common stock issued on
  exercise of options and

  warrants                            1          435            -             -          436        157,626
Conversion of preferred
  stock to common stock               1          110            -             -          111        441,671
Common shares returned
  by Burns Philp as part of

  Aplin & Barrett transaction       (12)      (6,341)           -             -       (6,353)    (2,420,000)
Net loss for the period               -            -       (2,547)            -       (2,547)             -
Redeemable preferred stock

  dividend                            -            -          (96)            -          (96)             -
Convertible preferred stock
  dividend                            -            -         (185)            -         (185)             -
Arising on translation during
  the period                          -            -            -           538          538              -
Currency translation adjustment
  written-off in connection with
  Aplin & Barrett transaction         -            -            -           128          128              -
                               --------     --------      -------       -------     --------     -----------



Balance at March 31, 1997            92       45,593      (38,007)            -        7,678     18,649,073
                               --------     --------      -------       -------     --------     -----------


See notes to condensed consolidated financial statements

                                    AMBI INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                 Nine Months Ended
                                                                                     March 31

                                                                              1997               1996
                                                                             $'000              $'000
                                                                             -----              -----
Cash flows from operating activities:

  Net loss                                                                  (3,582)            (2,309)
Adjustments to reconcile net loss to
  net cash used in operating activities:

     Depreciation and amortization                                             630                542
     Gain on Sale of Aplin & Barrett                                        (9,683)                 -
     Other non-cash items                                                       65                 96
  Changes in assets and liabilities, net of effects
     from sale of subsidiary:

     Decrease/(increase) in trade accounts receivable                          455               (843)
     Decrease/(increase) in inventories                                        287               (921)
     (Increase) in other assets                                               (486)              (651)
     (Increase) in amounts due from
       affiliated companies                                                    -               (1,011)
     (Decrease) in taxes payable                                              (254)              (207)
     Increase in accounts payable and
       accrued expenses                                                      1,427                524
     (Decrease) in amounts due to
       affiliated companies                                                    -                  (32)
     Increase in other liabilities                                             189                 69
                                                                         ---------            -------
Net cash used in operating activities                                       (9,917)            (4,743)

Cash flows from investing activities:

  Acquisitions of property and equipment                                      (783)              (880)
  Patent costs and licensed technology                                        (355)              (800)
  Cash received upon sale of subsidiary                                      8,000                  -
                                                                          ---------           -------
Net cash provided by/(used in) investing activities                          6,862             (1,680)
                                                                          ---------           -------


Cash flows from financing activities:

  Dividends paid on redeemable preferred stock                                 -                 (102)
  Note payable proceeds                                                        -                   35
  Capital lease proceeds                                                       328                389
  Note payable repayments                                                      -                   (8)
  Capital lease obligation repayments                                       (1,164)              (138)
  Proceeds from issuance of convertible preferred stock                        -                8,213
  Proceeds from issuance of common stock                                       436                707
                                                                          ---------           -------
Net cash (used in)/provided by financing activities                           (400)             9,096

Effect of exchange rate movement                                               (10)               (51)

Net (decrease)/increase in cash and cash equivalents                        (3,465)             2,622
Cash and cash equivalents at beginning of period                             8,431              3,337
                                                                          ---------           -------
Cash and cash equivalents at end of period                                   4,966              5,959
                                                                          =========           =======

Supplementary disclosure of cash flow information:

  Interest paid                                                                 87                 79
  Tax paid                                                                       9                337


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

Note B            Inventories

                  The components of inventories consist of the following:

                                                   March 31            June 30
                                                     1997               1996

                                                    $'000              $'000
                                                    -----              -----

                  Raw materials                       -                  240
                  Work in progress                     90                960
                  Finished products                   875              1,888
                                                 --------           --------

                                                      965              3,088
                                                 --------           --------



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



                                                         3 months ended                  9 months ended
                                                            March 31                        March 31
                                                        1997          1996              1997          1996
                                                          No. of Shares                   No. of Shares
                                                          -------------                   -------------

                  Average shares outstanding         18,524,049    18,839,066        19,826,189    18,432,339

                                                          $'000         $'000             $'000         $'000
                                                          -----         -----             -----         -----

                  Net loss                               (5,021)         (465)           (2,547)       (2,309)
                  Preferred stock dividend                  (87)         (182)             (281)         (383)
                                                     -----------   -----------       -----------   -----------
                  Net loss attributable to
                    common stockholders                  (5,108)         (647)           (2,828)       (2,692)
                                                     ==========    ===========       ===========   ===========
                  Loss per share of
                    common stock                         ($0.28)       ($0.03)           ($0.14)       ($0.14)


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The financial statements for the quarter excluded results of the Food Ingredients business that was sold on December 12, 1996

Revenues

Revenues decreased from the corresponding period in 1996 by 62%, to $1.9 million. In the nine months revenues increased by 2% to $10.4 million. Revenues from the Company's ongoing operations increased by 50% to $1.9 million compared to $1.2 million for the third quarter of the previous year and by 228% to $5.3 million compared to $1.6 million for the first nine months of the previous year. These increases for ongoing operations are the result of sales of the new products Cardia(TM) Salt Alternative and Wipe Out(TM) Dairy Wipes.

The percentage of sales included in the total by product is:

                                                                    % of sales in third quarter      % change
                                                                         1997          1996          97 vs. 96

                  Food preservatives                                       0.0          63.0           (100.0)
                  Dairy ingredients                                        0.0          11.9           (100.0)
                  Cardia(TM)Salt Alternative                              71.9           0.0              *
                  Wipe Out/Animal Health                                  15.0           1.6            248.8
                  Other                                                   13.1          23.5            (78.9)
                                                                        ------         ------          -------

                  Total                                                  100.0         100.0            (62.2)
                                                                        ------         ------          -------

                                                                      % of sales in nine months      % change
                                                                         1997          1996          97 vs. 96


                  Food preservatives                                      38.4          64.5            (39.5)
                  Dairy ingredients                                       10.5          19.7            (45.8)
                  Cardia(TM)Salt Alternative                              32.4           0.0              *
                  Wipe Out/Animal Health                                  11.5           3.5            236.5
                  Other                                                    7.2          12.3            (40.9)
                                                                        ------         ------          -------

                  Total                                                  100.0         100.0              1.5
                                                                        ------         ------          -------

* Product launched April, 1996.

Cost of Sales


Cost of sales as a percentage of sales for the third quarter was 47.5%, compared with 40.4% in 1996 and was 45.5% in the nine month period, compared with 44.5% for the nine month period in 1996. These increases are due to additional nisin manufacturing development costs partially offset by the lower proportion of sales in lower margin Dairy ingredients and an increase in the sales of the higher margin Cardia(TM) Salt Alternative.

Selling, General, and Administrative Expenses ("S,G&A")


S,G&A expenses increased by $2.2 million (68%) for the three month period and $7.9 million (123%) for the nine month period ended March 31, 1997. These increases are mainly due to the investment spending in support of Cardia(TM) Salt Alternative, which was introduced regionally in 1996 and nationally in January, 1997.


Research Costs

Research costs increased in the quarter by $0.3 million (65%), and in the nine month period by $1.7 million (109%) compared to the same periods last year. These increases are a result of the Company's expansion in spending in support of pharmaceutical research projects.

Operating Loss


The Company recorded an operating loss of $5.2 million in the third quarter ended March 31, 1997, compared with a loss of $0.4 million in the third quarter ended March 31, 1996. In the nine months ended March 31, 1997, the Company recorded an operating loss of $12.3 million, compared with a loss of $2.3 million in the nine months ended March 31, 1996. The increase in the operating loss is mainly due to the investment spending in support of Cardia(TM) Salt Alternative, which was introduced regionally in 1996 and nationally in January, 1997.


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

Loss Before Tax Expense


The Company recorded a loss before tax expense of $5.0 million in the quarter ended March 31, 1997, compared with a loss of $0.4 million in the quarter ended March 31, 1996. In the nine months ended March 31, 1997, the Company recorded a loss before tax expense of $2.4 million, which included a gain of $9.7 million from the sale of Aplin and Barrett, Ltd., compared with a loss of $2.2 million in the nine months ended March 31, 1996.


Tax Expense

The Company's tax expense is largely a result of taxes on the profits of Aplin & Barrett. The Company does not expect to pay taxes on the gain resulting from the sale of Aplin & Barrett because the taxable gain is expected to be offset by operating losses for the year.

Financial Condition


As of March 31, 1997, the Company had working capital of $8.4 million, including a cash balance of $5.0 million, compared to June 30, 1996 working capital of $14.8 million, including a cash balance of $8.4 million. The decrease in working capital is primarily the result of the operating loss partially offset by the sale of Aplin & Barrett, which resulted in a payment to the Company of $8.0 million in cash on December 12, 1996 and a $5.5 million receivable from Burns Philp, which has been included in "Prepayments and other current assets."

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

                                                           AMBI INC.
                                                           Registrant


Date: February 20, 1998           By:  /s/ Fredric D. Price
                                      ----------------------------------
                                          Fredric D. Price


                                          President and Chief Executive Officer