Form 10-K405/A
period 1997-06-30
AMBI INC
filed 1998-02-20
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A2
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year ended June 30, 1997               Commission File Number 0-14983

                                    AMBI INC.
                                    ---------
             (Exact Name of Registrant as Specified in its Charter)

          New York                                           11-2653613
---------------------------------                      ----------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)

771 Old Saw Mill River Road
Tarrytown, New York                                             10591
---------------------------------------                ----------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including Area Code:        (914) 347-5767
                                                       ----------------------

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

         Yes  X                No
            -----                -----

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

The number of shares outstanding of Registrant's Common Stock as of November 4, 1997: 19,287,950.

                            FORM 10-K/A REPORT INDEX

10-K Part
and Item No.                                                            Page No.
--------------------------------------------------------------------------------

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

The Company
-----------

         AMBI Inc. (the "Company") is a New York corporation which was incorporated on June 29, 1983. The Company currently concentrates its business in two areas: Pharmaceuticals and Nutrition Products. The Company engages in the following activities for these areas: research, development, manufacturing, and sales.


         On December 12, 1996, the Company completed the sale of its UK-based food ingredients subsidiary, Aplin & Barrett Limited ("A&B") to Burns Philp & Company Limited ("BP") for $13.5 million in cash and the return to the Company of 2.42 million shares of the Company's Common Stock held by BP. In addition, BP provided the Company with a revolving line of credit of up to $2.5 million. Any borrowings under this line of credit can be forgiven under certain circumstances. As of the date of filing this Form 10-K, no amount has been drawn under this line of credit. The sale included the Company's nisin-based food preservative business. The Company retained exclusive rights to its nisin-based pharmaceutical and animal healthcare business. Substantially all of the Company's earnings through the date of sale had been generated by this subsidiary. This loss of revenue contributed to an operating loss of $16.6 million in fiscal 1997, compared with an operating loss of $4.6 million in fiscal 1996. The sale of A&B did generate cash proceeds which provided adequately for the Company's short-term capital requirements following the sale. The Company has recently reinvested some of the proceeds from this sale into the acquisition of Nutrition 21, which may replace the potential to generate revenues. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 13 --Certain Relationships and Related Transactions.


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

         In October, 1995, the Company acquired an exclusive license for a Medical Food from a division of Orion Corporation ("Orion"), the largest pharmaceutical company in Finland, to sell Orion's patented salt alternative in the United States. The Company began selling the salt alternative in April 1996 under the trademark CardiaTM Salt Alternative in Florida and Pennsylvania, and announced the national availability of Cardia Salt Alternative in January 1997. This product has significantly less sodium than regular salt and contains potassium and magnesium, essential minerals that may help in the dietary management of high blood pressure. High blood pressure, or hypertension, affects approximately 50 million Americans. The Company has conducted and is continuing to conduct clinical trials on Cardia Salt Alternative that demonstrate its safety and effectiveness as a dietary aid in the management of high blood pressure. For example, two separate studies released in April and May 1997, respectively, compared the use of Cardia Salt Alternative and regular salt in hypertensive patients and found reduced blood pressure in the patients who used Cardia Salt Alternative.

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

         Nutrition 21
         ------------

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

         Antibacterials
         --------------

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

         Infections of the colon --- The Company has developed an oral delivery form of nisin for the treatment of antibiotic-associated diarrhea caused by Clostridium difficile (C. difficile) and for the eradication of Vancomycin Resistant Enterococci (VRE) that inhabit the colon. These infections can be especially severe for patients with cancer, AIDS, or those who are in intensive care units.

         Nisin is able to kill C. difficile and VRE without affecting the normal flora of the colon. In June 1997, the Company announced results of a human study demonstrating that nisin was successfully delivered orally, in the form of a tablet, to the colon. Nisin has the potential to be the first peptide that can be taken orally as a treatment for a serious infectious disease of the colon.

         Ulcer --- The Company has developed a different oral form of nisin for the eradication of Helicobacter pylori (H. pylori), the causative agent of peptic ulcer disease. Most ulcers, as well as other gastric disorders such as chronic gastritis and cancer of the stomach, are caused by H. pylori, a bacterium that colonizes the human stomach.

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


         The Company developed a moistened towel using an Ambicin N-based formulation that is for use in preparing dairy cows for milking. Trials in dairy cows at Cornell Veterinary College showed the product to be effective. The Company launched the product under its trademark Wipe OutTM Dairy Wipes on a test basis in February 1996, and nationally in April 1996.

Governmental Regulation

         Healthcare
         ----------

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

         Nutrition 21 has an exclusive license from the USDA for the duration of a patent which covers the composition of chromium picolinate and its uses, which patent expires August 8, 2000. The USDA license grants Nutrition 21 the exclusive right to manufacture, use, and sell chromium picolinate in the United States. Nutrition 21 also owns U. S. patents expiring in 2009 relating to chromium picolinate treatments for reducing hyperglycemia and stabilizing the level of serum glucose, for undesirable levels of blood serum lipids, and increasing lean body mass, and other patents relating to, among other things, magnesium taurate treatments of cardiac conditions.

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

                The following persons were elected as directors:

        Name                |               For           Against
----------------------------|---------------------------------------------------
                            |
Fredric D. Price            |          17,268,878         195,355
                            |
Sheldon G. Gilgore          |          17,268,878         195,355
                            |
Audrey T. Cross             |          17,268,883         195,350
                            |
Robert Flynn                |          17,268,383         195,850
                            |
Colin Kop                   |          17,266,583         197,650
                            |
Robert E. Pollack           |          17,269,083         195,150
                            |

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

                            |     Common Stock          Warrants
                            |     ------------          --------
 Fiscal Quarter Ended       |     High      Low         High       Low
----------------------------|--------------------------------------------------
                            |
September 30, 1995          |     $4.375    $1.375      $1.063     $0.25
                            |
December 31, 1995           |     $5.875    $3.375      $2.00      $0.625
                            |
March 31, 1996              |     $5.50     $3.188      $1.375     $0.688
                            |
June 30, 1996               |     $8.125    $4.875      $3.500     $1.125
                            |
September 30, 1996          |     $6.50     $3.250      $2.375     $1.125
                            |
December 31, 1996           |     $4.125    $2.188      $1.500     $0.50
                            |
March 31, 1997              |     $4.563    $2.688      $1.500     $0.50
                            |
June 30, 1997               |     $3.00     $1.750      $0.750     $0.125
                            |

Item 6. SELECTED FINANCIAL DATA

         The following tables summarize certain financial data that are qualified by the more detailed financial statements included herein. Figures are stated in thousands of United States Dollars, except per share amounts.



Year ended June 30                   1997(1)       1996       1995      1994      1993(2)
-----------------------------------------------------------------------------------------
Sales                              10,356        14,157     11,264     9,614    12,083
Write-off of Purchased
Research and Development               --            --         --        --    22,504
Other Costs and Expenses           28,057        20,676     11,337     8,374     8,891
Gain on Sale of Aplin & Barrett     9,683            --         --        --        --
Tax Expense                           152           285        254       185       423
Net (Loss)/Income                  (6,813)       (4,719)       283     1,756   (19,423)
Net (Loss)/Earnings per
Share                               (0.38)        (0.34)      0.01       .09     (1.37)


Selected Balance Sheet Data:         1997(1)       1996       1995      1994      1993(2)
-----------------------------------------------------------------------------------------

(As of June 30)

Working Capital                     7,055        14,812      7,333     7,352     5,750
Total Assets                       12,754        23,367     13,788    11,808    10,724
Total Liabilities                   5,144         6,221      3,163     1,544     2,255
Long Term Obligations and
Redeemable Preferred Stock          2,184         4,408      2,267     1,500     1,500
Stockholders' Equity                7,610        15,646      9,125     8,764     6,969


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

         The Company completed the sale of its UK-based food preservative business, Aplin & Barrett, Ltd. ("A&B"), to Burns Philp on December 12, 1996. As a result, the operations of A&B are included in the financial statements through that date. The decision to sell the UK-based food preservative business, A&B to Burns Philip was made by the Company's Board of Directors in 1996. At that time directors unaffiliated with Burns Philp constituted a majority of the Board of Directors. The Board's decision was based upon its view that the Company's resources would be more profitably employed in pursuing the development of its own products and that such development would be facilitated by the cash proceeds of the sale of A&B. After the sale, Burns Philip owns approximately 40% of the Company's Common Stock. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

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

--------

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

Cost of Sales
-------------


         Cost of sales was $5.0 million in fiscal 1997, a decline of 22% from the fiscal 1996 figure of $6.4 million. As a percentage of revenues, it increased to 44% in fiscal 1997, compared to 40% in fiscal 1996, due principally to additional costs asssociated with production of animal health products.


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

Selling, General and Administrative Expenses
--------------------------------------------


         Selling, general and administrative expenses ("SG&A") were $17.3 million, $11.2 million, and $5.4 million in fiscal 1997, fiscal 1996 and fiscal

1995, respectively, representing increases of 54% in fiscal 1997 from fiscal 1996, and 106% in fiscal 1996 from fiscal 1995. SG&A as a percentage of revenue was 153%, 70%, and 46% in fiscal 1997, fiscal 1996, and fiscal 1995, respectively.


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

Research Expenses
-----------------

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

Operating Loss/Income
---------------------


         The Company had an operating loss of $16.6 million in fiscal 1997, compared with an operating loss of $4.6 million in fiscal 1996. This increase in the loss was a result of increased expenditures in the areas of SG&A and research referred to above and reduced revenue due primarily to the sale of A&B. A&B contributed operating profits of $0.5 million and $3.4 million in fiscal 1997 and fiscal 1996, respectively.


         The Company had an operating loss of $4.6 million in fiscal 1996, compared with operating income of $0.4 million in fiscal 1995. This loss was a result of increased expenditures in the areas of SG&A and research referred to above.

Sale of Aplin & Barrett
-----------------------

         The Company completed the sale of its UK-based food preservative business, Aplin &

Barrett, Ltd. ("A&B"), to Burns Philp on December 12, 1996. Key terms of the transaction included the payment to the Company of $13.5 million in cash and the return of 2.42 million shares of the Company's common stock held by Burns Philp. In addition, Burns Philp has provided the Company with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. The Company recorded a gain of $9.7 million in fiscal 1997 related to the sale of A&B. See also Item 1 -- Business -- The Company.


Loss Before Tax Expense
-----------------------


         The Company had a loss before tax expense of $6.7 million in fiscal 1997, compared with a loss of $4.4 million in fiscal 1996. The increase in the loss was a result of increased expenditures in the areas of SG&A and research referred to above and reduced revenue due to the sale of A&B. The loss was partially offset by the $9.7 million gain on the sale of A&B.


         The loss before tax expense was $4.4 million in 1996, compared with income before tax of $0.5 million in fiscal 1995. The loss was a result of the Company's increased expenditures in the areas of SG&A and research referred to above.

Tax Expense
-----------

         The Company had a tax expense in fiscal 1997, despite having a loss before tax expense, because of profits generated from its UK subsidiary prior to the sale on December 12, 1996.

         Refer to Note 12 of the Notes to the Consolidated Financial Statements for a further analysis of the tax charge.

Fourth Quarter Results
----------------------

         Revenues in the fourth quarter of fiscal 1997 were $0.8 million, a decrease of $5.0 million or 86% from the corresponding quarter for the previous year. The absence of A&B sales ($3.9 million in the fourth quarter of fiscal
1996), accounted for 78% of the decline, with decreases in Cardia Salt Alternative, Wipe Out Dairy Wipes, and research payment revenues representing the remainder.


         Operating losses for the quarter were $4.4 million, compared to a loss of $2.3 million the previous fiscal year.



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


         As a result of the sale of A&B, the Company experienced a significant decline in revenues during the latter part of fiscal 1997. This loss of revenues also contributed to the increase in operating loss to $16.6 million in fiscal 1997, compared with an operating loss of $4.6 million in fiscal 1996. A&B generated cash flows of $0.5 million and $3.1 million in fiscal 1997 and fiscal 1996, respectively. The sale of A&B did generate cash proceeds of $13.5 million which provided adequately for the Company's short-term capital requirements following the sale. The Company has only recently reinvested the proceeds from this sale into the acquisition of Nutrition 21, which may replace the potential to generate revenues. Nutrition 21 reported sales of $16,273,227 and net income of $5,975,768 in 1996. However, there can be no assurance that the Nutrition 21 business and sales of the Company's other products will generate revenues, cash flow, and earnings equal to those which would have come from A&B or that they will be sufficient to make the Company's operations profitable.


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

                                    PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company are as follows:

                                       Year Joined
       Name                            Company         Position
--------------------------------------------------------------------------------
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

         Sheldon G. Gilgore, M.D. was elected a Director of the Company in October 1995, and served as Chairman of the Board of Directors of the Company from October 1995 to October 1997 and continues as a member of the Board. Dr. Gilgore served as Chairman of the Board, Chief Executive Officer, and President of G. D. Searle & Co. from 1986 to April 1995 when he retired. From 1971 to 1986, he was President of Pfizer Pharmaceuticals and was a member of the Board of Directors of Pfizer, Inc. In addition, he served as Chairman of the Pharmaceutical Research Manufacturers of America (PhRMA). Dr. Gilgore received a BS in biology from Villanova University and an MD from Jefferson Medical College.

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

Arrangements Regarding the Election of Directors
------------------------------------------------

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

Committees of the Board of Directors
------------------------------------

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

                        SUMMARY COMPENSATION TABLE (1)(2)

================================ ========================================================== ========================
Name and Principal Position                         Annual Compensation                     Long-Term Compensation
         (a)                            (b)               (c)                 (d)                     (e)
                                 ---------------------------------------------------------- ------------------------
                                      Period            Salary ($)           Bonus ($)       Securities Underlying
                                                                                               Options/SARs (#)
-------------------------------- ------------------ -------------------- ------------------ ------------------------
Fredric Price, President,        9/12/94 - 6/30/95              210,000             15,000                  500,000
Chief Executive Officer and
Director (3)
                                 ------------------ -------------------- ------------------ ------------------------
                                 7/1/95 - 6/30/96               260,000             21,121
                                 ------------------ -------------------- ------------------ ------------------------
                                 7/1/96 - 6/30/97               275,000             90,000                   35,000
-------------------------------- ------------------ -------------------- ------------------ ------------------------
Stephen Benoit, Vice             7/1/94 -6/30/95                 57,692                                      50,000
President-Marketing and Sales
(4)
                                 ------------------ -------------------- ------------------ ------------------------
                                 7/1/95 - 6/30/96               135,000              5,000                   10,000
-------------------------------- ------------------ -------------------- ------------------ ------------------------
Peter Herring, Controller        1/2/96 - 6/30/96                64,500                                      40,000
                                 ------------------ -------------------- ------------------ ------------------------
                                 7/1/96 - 6/30/97               135,500                                      15,000
-------------------------------- ------------------ -------------------- ------------------ ------------------------
 Solomon Mowshowitz, Vice        1/15/96 - 6/30/96               62,308                                      46,000
 President- Research and
 Development
                                 ------------------ -------------------- ------------------ ------------------------
                                 7/1/96 - 6/30/97               140,000                                      15,000
-------------------------------- ------------------ -------------------- ------------------ ------------------------
Benjamin T. Sporn, Vice          7/1/94 -6/30/95                129,000
President-Legal
                                 ------------------ -------------------- ------------------ ------------------------
                                 7/1/95 - 6/30/96               120,000
                                 ------------------ -------------------- ------------------ ------------------------
                                 7/1/96 - 6/30/97               127,500              5,000                   42,500
================================ ================== ==================== ================== ========================

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------- --------------------------------
                                                                                         Potential Realizable Value At
                                  Individual Grants                                         Assumed Annual Rates Of
                                                                                         Stock Price Appreciation For
                                                                                                  Option Term
                                                                                                  Option Term
--------------------------------------------------------------------------------------- --------------------------------
                                                Percent Of
                                Number Of          Total
                                Securities        Options      Exercise
                                Underlying      Granted To     Of Base
                                 Options       Employees In      Price     Expiration
            Name               Granted (#)      Fiscal Year      ($/Sh)       Date          5% (S)          10% (S)
            (a)                    (b)              (c)           (d)          (e)            (f)             (g)
----------------------------- --------------- ---------------- ----------- ------------ ---------------- ---------------
A.  Stephen Benoit                10,000           4.24        $5.625          (1)             N/A             N/A
----------------------------- --------------- ---------------- ----------- ------------ ---------------- ---------------
                                   5,000                       $5.625
B.  Peter Herring                 10,000           6.34        $2.50           (2)      $25,551.79         $61,790.30
----------------------------- --------------- ---------------- ----------- ------------ ---------------- ---------------
                                   5,000                       $5.625
C.  Solomon Mowshowitz            10,000           6.34        $2.50           (2)      $25,551.79         $61,790.30
----------------------------- --------------- ---------------- ----------- ------------ ---------------- ---------------
D.  Fredric D. Price              35,000           14.83       $5.1875         (2)      $87,327.00        $211,177.42
----------------------------- --------------- ---------------- ----------- ------------ ---------------- ---------------
E.  Benjamin T. Sporn             35,000           18.01       $2.50           (2)      $62,376.43        $150,841.01
----------------------------- --------------- ---------------- ----------- ------------ ---------------- ---------------


(1) Expired April 9, 1997 which is 89 days after termination of employment.

(2) Vesting 20% per year; expiration the earlier of 5 years from vesting or 89 days after termination of employment.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                 OPTION VALUES

-----------------------------------------------------------------------------------------------------------------------
                                Individual Grants
-----------------------------------------------------------------------------------------------------------------------
   (a)            (b)              (c)                       (d)                                  (e)
   Name     Shares Acquired       Value        Number of Unexercised Options at    Value of Unexercised In-the-Money
            in Exercise (#)    realized ($)               FY-End (#)                       Options at FY-End
                                              ----------------------------------- -------------------------------------
                                                  Exercisable      Unexercisable        Exercisable      Unexercisable
----------- ----------------- --------------- ---------------- ------------------ ------------------ ------------------
Stephen               20,000          28,750                0                  0                  0                  0
Benoit
----------- ----------------- --------------- ---------------- ------------------ ------------------ ------------------
Peter                      0               0            8,000             47,000                  0                  0
Herring
----------- ----------------- --------------- ---------------- ------------------ ------------------ ------------------
Solomon                    0               0            9,200             51,800                  0                  0
Mowshowitz
----------- ----------------- --------------- ---------------- ------------------ ------------------ ------------------
Fredric                    0               0          200,000            335,000                  0                  0
Price
----------- ----------------- --------------- ---------------- ------------------ ------------------ ------------------
Benjamin                   0               0           75,000             42,500                  0                  0
T. Sporn
----------- ----------------- --------------- ---------------- ------------------ ------------------ ------------------

Pension Plans

    AMBI Inc.
    ---------

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

                            Years of Credited Service

final average
earnings            15               20                25                30               35
--------------------------------------------------------------------------------------------------
$25,000             $4,320           $5,760            $7,200            $8,250           $9,625

$50,000             $10,268          $13,691           $17,113           $20,536          $23,958

$75,000             $16,830          $22,440           $28,051           $33,661          $39,271

$100,000            $23,393          $31,190           $38,988           $46,786          $54,583

$150,000            $36,518          $48,690           $60,683           $73,036          $85,208

$160,000            $39,143          $52,190           $65,238           $78,286          $91,333
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

                   Shares Owned Beneficially and of Record (1)


Name and Address                    No. of Shares      % of Total
----------------                    -------------      ----------

Fredric D. Price (2)                    337,651           1.72

Sheldon G. Gilgore (3)                  125,000            *

Audrey T. Cross (4)                      34,000            *
259 Sunset Avenue
Englewood, NJ 07631

Robert Flynn (5)                         20,000            *

Peter E. Herring (5)                      9,000            *

Colin Kop                                     0            0
7 Bridge Street
Sydney, NSW 2000
Australia

Marvin Moser (5)                         45,000            *

Solomon L. Mowshowitz (5)                10,200            *

Robert E. Pollack (5)                    40,000            *
813B Sherman Fairchild
Columbia University
New York, NY 10027

Benjamin Sporn (6)                      105,625            *

Burns Philp & Company                 7,763,837          40.26
Limited (7)
7 Bridge Street
Sydney, NSW 2000
Australia

All Officers and Directors              726,476           3.64
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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. and 2. Financial Statements and Schedules
                       ----------------------------------

         The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

         3. Exhibits
            --------

         The Index to Exhibits following the Signature Page indicates the Exhibits which are being filed herewith and the Exhibits which are incorporated herein by reference.

         (b) Reports on Form 8-K
             -------------------

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

                                              AMBI INC.

                                              By:  /s/ Fredric D. Price
                                                 -------------------------------
                                              Fredric D. Price, President,
                                              CEO and Director


Dated:  February 20, 1998



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of February 4, 1998 by the following persons on behalf of Registrant and in the capacities indicated.


                                              /s/ Fredric D. Price
                                              ----------------------------------
                                              Fredric D. Price, President,
                                              CEO and Director
                                              (Principal Financial Officer)

                                              /s/ Audrey T Cross
                                              ----------------------------------
                                              Audrey T. Cross, Director

                                              /s/ Robert Flynn
                                              ----------------------------------
                                              Robert Flynn,
                                              Chairman of the Board

                                              /s/ Sheldon G. Gilgore
                                              ----------------------------------
                                              Sheldon G. Gilgore, Director


                                              /s/ Marvin Moser
                                              ----------------------------------
                                              Marvin Moser, Director


                                              /s/ Robert Pollack
                                              ----------------------------------
                                              Robert E. Pollack, Director


                                              /s/ Peter E. Herring
                                              ----------------------------------
                                              Peter E. Herring, Controller
                                              (Principal Accounting Officer)

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

                            AMBI INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FILED WITH THE ANNUAL REPORT OF THE


                             COMPANY ON FORM 10-K/A2


                                  JUNE 30, 1997

                                                                      PAGE
                                                                      ----

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

                            AMBI INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30    JUNE 30
                                                                          1997       1996
                                                                          $000       $000
                                                                       -------    -------
LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current portion of notes payable and lease obligation             156        195
         Accounts payable and accrued expenses                           2,464      1,889
         Other liabilities                                                  --        368
         Dividends payable                                                 340        231
         Taxes payable                                                      --        254
                                                                       -------    -------

Total current liabilities                                                2,960      2,937

Notes payable and lease obligation                                         184        935
Long term loan                                                           2,000      2,000
Deferred taxes payable                                                      --        349
                                                                       -------    -------

TOTAL LIABILITIES                                                        5,144      6,221
                                                                       -------    -------

REDEEMABLE PREFERRED STOCK:
         $0.01 par value. Issued and outstanding  - 0 - shares at
         June 30, 1997 and 1,500 shares at June 30, 1996
         (aggregate involuntary liquidation value $1,500,000)               --      1,500
                                                                       -------    -------

STOCKHOLDERS' EQUITY:
         Preferred stock, $0.01  par value, authorized 5,000,000;
           Series C convertible preferred, 222 shares and 370 shares
           outstanding at June 30, 1997 and 1996 respectively
           (aggregate liquidation value  Series C $2,521,190)               --         --
           Series D convertible preferred, 45,000 shares issued and
           outstanding at June 30, 1997 (aggregate liquidation value
           Series D $4,539,205)                                             --         --
         Common stock, $0.005 par value, authorized 40,000,000
           shares. Issued and outstanding 18,783,342 shares

           at June 30, 1997 and 20,469,776 at June 30, 1996                 94        102
         Additional paid-in capital                                     51,416     52,732
         Accumulated deficit                                           (43,900)   (36,522)
         Currency translation adjustment                                    --       (666)
                                                                       -------    -------


TOTAL STOCKHOLDERS' EQUITY                                               7,610     15,646
COMMITMENTS AND CONTINGENT LIABILITIES                                 -------    -------
TOTAL LIABILITIES, REDEEMABLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY                                        12,754     23,367

See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      YEAR ENDED JUNE 30
                                             1997           1996           1995
                                             $000           $000           $000
                                             ----           ----           ----

Sales                                      10,356         14,157         11,264
Other operating income                        924          1,865            462
                                      -----------    -----------    -----------

TOTAL REVENUE                              11,280         16,022         11,726

Cost of sales                              (4,998)        (6,353)        (3,258)
                                      -----------    -----------    -----------

GROSS PROFIT                                6,282          9,669          8,468
Selling, general and
  administrative expenses                 (17,312)       (11,177)        (5,421)
Research expenses                          (4,833)        (2,294)        (1,840)
Depreciation and amortization                (772)          (819)          (767)
                                      -----------    -----------    -----------

OPERATING (LOSS)/INCOME                   (16,635)        (4,621)           440
Foreign exchange gain/(loss)                   --              3            (49)

Interest income                               433            317            148
Interest expense                             (142)          (133)            (2)
Gain on sale of Aplin & Barrett Ltd.        9,683             --             --
                                      -----------    -----------    -----------
(LOSS)/INCOME BEFORE
  TAX EXPENSE                              (6,661)        (4,434)           537
Tax expense                                  (152)          (285)          (254)
                                      -----------    -----------    -----------

NET (LOSS)/INCOME                          (6,813)        (4,719)           283


NET (LOSS)/EARNINGS
  PER SHARE                                ($0.38)        ($0.34)         $0.01

WEIGHTED AVERAGE SHARES                19,544,526     19,091,664     18,201,562


          See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Preferred Stock    Preferred Stock       Common Stock
                                                                      Series C           Series D

                                                                   Shares     $000    Shares    $000      Shares        $000
                                                                   ------    ------   ------   ------   -----------    ------
Balance at June 30, 1994                                               --        --       --       --    18,155,858        91
Common stock issued for cash on exercise of options and warrants       --        --       --       --        21,000        --
Net income for the year                                                --        --       --       --            --        --
Preferred dividend paid and provided                                   --        --       --       --            --        --
Arising on translation during the year                                 --        --       --       --            --        --
                                                                   ------    ------   ------   ------   -----------    ------
Balance at June 30, 1995                                               --        --       --       --    18,176,858        91

Common stock granted to officers                                       --        --       --       --        15,326        --
Common stock issued for cash on exercise of options and warrants       --        --       --       --       533,163         2
Common stock issued for cash under agreement with NSK                  --        --       --       --       315,408         2
Preferred stock issued for cash                                       895        --       --       --            --        --
Conversion discount on preferred stock                                 --        --       --       --            --        --
Conversion of preferred stock to common
  stock including dividends issued as common stock                   (525)       --       --       --     1,429,021         7
Preferred dividend paid and provided                                   --        --       --       --            --        --
Net loss for the year                                                  --        --       --       --            --        --
Arising on translation during the year                                 --        --       --       --            --        --
                                                                   ------    ------   ------   ------   -----------    ------
Balance at June 30, 1996                                              370        --       --       --    20,469,776       102

Common stock granted to officers                                       --        --       --       --        15,326        --
Common stock issued for cash on exercise of options and warrants       --        --       --       --       172,300         1
Preferred stock issued for cash                                        --        --   45,000       --            --        --
Conversion discount on preferred stock                                 --        --       --       --            --        --
Common stock retired in connection with the
  sale of Aplin & Barrett Ltd.                                         --        --       --       --    (2,420,000)      (12)
Conversion of preferred stock to common
  stock including dividends issued as common stock                   (148)       --       --       --       545,940         3
Preferred dividend paid and provided                                   --        --       --       --            --        --
Net loss for the year                                                  --        --       --       --            --        --
Arising on translation during the year                                 --        --       --       --            --        --
                                                                   ------    ------   ------   ------   -----------    ------
Balance at June 30, 1997                                              222        --   45,000       --    18,783,342        94


                                                                   Additional     Accumulated     Currency
                                                                    Paid-In        Deficit       Translation
                                                                    Capital                      Adjustment        TOTAL
                                                                      $000           $000           $000           $000
                                                                   -----------    -----------    -----------    -----------
Balance at June 30, 1994                                                39,453        (30,113)          (667)         8,764
Common stock issued for cash on exercise of options and warrants            47             --             --             47
Net income for the year                                                     --            283             --            283
Preferred dividend paid and provided                                        --           (128)            --           (128)
Arising on translation during the year                                      --             --            159            159
                                                                   -----------    -----------    -----------    -----------
Balance at June 30, 1995                                                39,500        (29,958)          (508)         9,125

Common stock granted to officers                                            --             --             --             --
Common stock issued for cash on exercise of options and warrants         1,513             --             --          1,515
Common stock issued for cash under agreement with NSK                    1,998             --             --          2,000
Preferred stock issued for cash                                          8,213             --             --          8,213
Conversion discount on preferred stock                                   1,343         (1,343)            --             --
Conversion of preferred stock to common
  stock including dividends issued as common stock                         165           (172)            --             --
Preferred dividend paid and provided                                        --           (330)            --           (330)
Net loss for the year                                                       --         (4,719)            --         (4,719)
Arising on translation during the year                                      --             --           (158)          (158)
                                                                   -----------    -----------    -----------    -----------
Balance at June 30, 1996                                                52,732        (36,522)          (666)        15,646

Common stock granted to officers                                            57             --             --             57
Common stock issued for cash on exercise of options and warrants           436             --             --            437
Preferred stock issued for cash                                          4,230             --             --          4,230
Conversion discount on preferred stock                                     173           (173)            --             --
Common stock retired in connection with the
  sale of Aplin & Barrett Ltd.                                          (6,340)            --             --         (6,352)
Conversion of preferred stock to common
  stock including dividends issued as common stock                         128           (131)            --             --
Preferred dividend paid and provided                                        --           (261)            --           (261)
Net loss for the year                                                       --         (6,813)            --         (6,813)
Arising on translation during the year                                      --             --            666            666
                                                                   -----------    -----------    -----------    -----------
Balance at June 30, 1997                                                51,416        (43,900)            --          7,610


See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEAR ENDED JUNE 30
                                                                              1997       1996       1995
                                                                              $000       $000       $000
                                                                              ----       ----       ----
Cash flows from operating activities:
    Net (loss)/income                                                       (6,813)    (4,719)       283
    Adjustments to reconcile net (loss)/income to net cash (used in)/
      provided by operating activities:
        Depreciation and amortization                                          772        819        767
        Loss on disposal of equipment                                          275         14        129
        Deferred income tax benefit                                                        (6)       (81)
        Gain on sale of Aplin & Barrett                                     (9,683)        --         --
        Other non-cash items                                                    65
        Changes in assets and liabilities:
            Decrease/(increase) in trade accounts receivable                 1,320     (3,569)      (468)
            Decrease/(increase) in inventories                                 646       (310)    (1,345)
            Increase in other assets                                          (191)      (211)      (124)
            Decrease/(increase) in amounts due from affiliated companies        --        606       (614)
            (Decrease)/increase in taxes payable                              (254)         7        232
            (Decrease)/increase in accounts payable and accrued expenses      (524)       611        540
            (Decrease)/increase in amounts due to affiliated companies          --       (126)       (91)
            Increase in other liabilities                                      189        282         33
                                                                           -------    -------    -------
Net cash used in operating activities                                      (14,198)    (6,602)       739)
                                                                           -------    -------    -------

Cash flows from investing activities:
    Acquisitions of property and equipment                                    (866)      (700)    (1,269)
    Proceeds on sale of equipment                                                          --         19
    Cash received upon sale of subsidiary                                   13,500         --         --
    Patent costs and licensed technology                                      (437)    (1,026)      (393)
                                                                           -------    -------    -------
Net cash provided by/(used in) investing activities                         12,197     (1,726)     1,643)
                                                                           -------    -------    -------


Cash flows from financing activities:
    Dividends paid                                                            (153)      (133)      (120)
    Notes payable proceeds/(repayments)                                         (8)        23         (6)
    Capital lease (repayments)/proceeds                                       (811)      (186)       721
    Long term loan proceeds                                                     --      2,000         --
    Proceeds from issuance of preferred stock                                4,230      8,213         --
    Redemption of redeemable preferred stock                                (1,500)        --         --
    Proceeds from issuance of common stock                                     437      3,515         47
                                                                           -------    -------    -------
Net cash provided by financing activities                                    2,195     13,432        642
                                                                           -------    -------    -------

Net increase/(decrease) in cash and cash equivalents                           194      5,104     (1,740)
Cash and cash equivalents at beginning of year                               8,431      3,337      5,048
Effect of exchange rate movement                                               (10)       (10)        29
                                                                           -------    -------    -------
Cash and cash equivalents at end of year                                     8,615      8,431      3,337
                                                                           -------    -------    -------


See accompanying notes to consolidated financial statements.

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS
         ------------------

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

         In October 1995, the Company acquired an exclusive license from a division of Orion Corporation ("Orion"), the largest pharmaceutical company in Finland, to sell Orion's patented salt alternative in the US. The Company began selling the salt alternative on a test basis in April 1996, and announced national availability in January 1997, under the trademark CardiaTM Salt Alternative.

         The Company has developed a moistened towel using a proprietary antibacterial formulation that is for use in preparing dairy cows for milking. The Company launched the product under its trademark Wipe OutTM Dairy Wipes on a test basis in February 1996, and nationally in April 1996.

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


         During fiscal 1997, the Company incurred a $16.6 million loss from operations. As more fully discussed in note 18, the Company acquired Nutrition 21 for $10.0 million and other considerations. The transaction was financed from the Company's operating funds and a $3.3 million loan from State Street Bank and Trust Company ("State Street Bank") that matures in February 1998. Management believes that the acquisition of Nutrition 21 and expense reductions will result in a significant reduction in the operating loss for fiscal 1998. Management also believes that it will be able to extend the loan from State Street Bank upon maturity or obtain other financing to satisfy this obligation. The achievement of a significant reduction in the operating loss and the refinancing the State Street Bank loan will be significant factors in the Company's ability to maintain adequate levels of cash flow.

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

         c)       Inventories


                  Inventories are valued at the lower of cost (first-in, first-out) or market value, and consist of:

                                                        1997           1996
                                                        $000           $000
                                                        ----           ----
                             Raw materials               --             240
                             Work in process             --             960
                             Finished products           606          1,888
                                                        ----          -----
                                                         606          3,088

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

                                                            1997                 1996                1995
                                                            ----                 ----                ----
                                                      (No. of shares)      (No. of shares)     (No. of shares)
                    Average shares outstanding             19,544,526          19,091,664           18,168,187
                    Net effect of dilutive
                      stock options                               --                    --              33,375
                                                           ----------          ----------           ----------
                    Total average shares                   19,544,526          19,091,664           18,201,562

                                                                 $000                $000                 $000
                                                                 ----                ----                 ----
                    Net (loss)/income                          (6,813)             (4,719)                 283
                    Preferred stock dividend                     (392)               (502)                (128)
                    Conversion discount on
                      preferred stock                            (173)             (1,343)                    --
                                                           ----------          ----------           ----------
                    Net (loss)/income attributable
                      to common stockholders                   (7,378)             (6,564)                 155
                    Net (loss)/earnings per share
                      of common stock                          ($0.38)             ($0.34)               $0.01

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

                            AMBI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.       PROPERTY AND EQUIPMENT

                                                           1997        1996
                                                           $000        $000
                                                           ----        ----
           Cost:    Land                                    --          110
                    Buildings and building improvements      75       1,083
                    Plant and other assets                1,018       5,898
                    Leased assets:
                      Furniture and fixtures                --          195
                      Office equipment                      --          171
                      Machinery and equipment               371         917
                                                         ------     -------
                                                          1,464       8,374
           Accumulated depreciation and amortization       (382)     (4,493)
                                                         -------     -------
           Net book value                                 1,082       3,881

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

                            AMBI INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following items are included in accounts payable and accrued expenses:

                                                           1997     1996
                                                           $000     $000
                                                         ------   ------


                           Accounts payable               1,283      814
                           Consulting services payable      267       --
                           Outstanding purchases             --      241
                           Commissions payable               --      257
                           Patent costs payable              --      182
                           Other accrued expenses           914      395
                                                         ------   ------

                                                          2,464    1,889

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

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.       CAPITAL STOCK

         The Company had outstanding warrants for the purchase of its common stock as follows:

                                     Number of    Exercise price
                                      warrants      per share
                                     ---------------------------

         Balance at June 30, 1994    1,378,368    $1.25-$6.00
         Exercised                      (3,000)   $1.25
                                     ---------

         Balance at June 30, 1995    1,375,368    $1.25-$6.00

         Issued                        591,789    $3.125-$6.75
         Expired                       (52,000)   $1.25-$2.00
         Exercised                    (236,663)   $1.25-$4.375
                                     ---------

         Balance at June 30, 1996    1,678,494    $1.25-$6.75

         Issued                        528,937    $2.722
         Expired                      (167,027)   $1.25-$6.00
         Exercised                     (16,000)   $1.25-$5.00
                                     ---------

         Balance at June 30, 1997    2,024,404    $1.25-$6.75


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

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.       CAPITAL STOCK (Continued)

         A summary of stock option activity related to the Company's stock option plans is as follows:

                                              Number of       Exercise price
                                               options           per share
                                             ------------------------------

         Balance at June 30, 1994              979,750         $1.25-$6.00
         Issued                                560,000         $3.00-$3.625
         Exercised                             (18,000)        $1.25-$2.56
                                             ---------         ------------

         Balance at June 30, 1995            1,521,750         $1.25-$6.00
         Issued                                577,370         $1.50-$7.688
         Expired                               (19,750)        $1.25-$2.56
         Exercised                            (296,500)        $1.25-$5.063
         Canceled                              (49,960)        $1.50-$2.875
                                             ---------         ------------

         Balance at June 30, 1996            1,732,910         $1.25-$7.688
         Issued                                352,900         $2.375-$5.625
         Expired                              (282,246)        $1.50-$6.00
         Exercised                            (154,980)        $1.50-$4.375
                                             ---------         ------------

         Balance at July 1, 1997             1,648,584         $1.25-$7.688
                                             ---------         ------------

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

                                                         1997           1996
                                                         $000           $000
                                                         -------------------
                  Net loss
                    As reported                        (6,813)        (4,719)
                    Pro forma                          (7,391)        (5,592)

                  Net loss per share
                    As reported                        ($0.38)        ($0.34)
                    Pro forma                          ($0.41)        ($0.39)

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

         b) Information about the Company's Operations in Different Geographic Areas

                  Year ended June 30, 1997



                                                      United     United    Adjustments       Consolidated
                                                      States     Kingdom   & Eliminations
                                                       $000       $000         $000              $000
                                                      -------    -------   --------------    ------------
                  Sales to unaffiliated customers       5,262      5,094               --          10,356
                  Transfer between geographic areas                  810             (810)             --
                  Sales to affiliated customers            --         --               --              --
                  Other income                            887         37               --             924
                                                      -------    -------   --------------    ------------

                  Total revenue                         6,149      5,941             (810)         11,280
                                                      -------    -------   --------------    ------------

                  Operating (loss)/profit             (17,026)       391               --         (16,635)
                                                      -------    -------   --------------    ------------

                  Identifiable assets                  12,754         --               --          12,754

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.      SEGMENT REPORTING (Continued)

         b) Information about the Company's Operations in Different Geographic Areas continued

                           Year ended June 30, 1996

                                                      United     United    Adjustments       Consolidated
                                                      States     Kingdom   & Eliminations
                                                       $000       $000          $000             $000
                                                      -------    -------   --------------    ------------
                  Sales to unaffiliated customers       1,543     10,671               --          12,214
                  Transfer between geographic areas     2,824        318           (3,142)             --
                  Sales to affiliated customers            --      1,943               --           1,943
                  Other income                          1,788         77               --           1,865
                                                      -------    -------   --------------    ------------

                  Total Revenue                         6,155     13,009           (3,142)         16,022
                                                      -------    -------   --------------    ------------



                  Operating (loss)/profit              (5,384)       786              (23)         (4,621)
                                                      -------    -------   --------------    ------------


                  Identifiable assets                  16,005     11,443           (4,081)         23,367
                                                      -------    -------   --------------    ------------

                  Year ended June 30, 1995

                  Sales to unaffiliated customers           6      9,141               --           9,147
                  Transfer between geographic areas     3,635         --           (3,635)             --
                  Sales to affiliated customers            --      2,117               --           2,117
                  Other income                            296        166               --             462
                                                      -------    -------   --------------    ------------


                  Total revenue                         3,937     11,424           (3,635)         11,726
                                                      -------    -------   --------------    ------------

                  Operating (loss)/profit                 (88)       528               --             440
                                                      -------    -------   --------------    ------------

                  Identifiable assets                   6,673      9,207           (2,092)         13,788

                  Transfers between geographic areas are accounted for as arms-length transactions. Operating profit is total revenue less operating expenses. Identifiable assets are those assets which are identifiable with the operations in each geographic area.

                  Of the US sales to unaffiliated customers there were no export sales.

                  Sales of the UK operation to unaffiliated customers by geographical area were as follows:

                                          1997       1996     1995
                                          $000       $000     $000
                                          ----       ----     ----
                  North America              88      1,164     585
                  Europe                  2,041      5,128    4,816
                  South America             808      2,423    1,983
                  Other                   2,157      1,956    1,757
                                          -----      -----    -----
                                          5,094     10,671    9,141

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

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.      RELATED PARTY TRANSACTIONS

                  Transactions with affiliated companies were as follows:

                                                                          1997   1996    1995
                                                                          $000   $000    $000
                                                                          ----   ----    ----
                  Sales to subsidiaries of common parent:
                  Mauri Laboratories Pty. Ltd. (1)                         --   1,939   2,117

                  Purchases from subsidiary of common parent:
                  Mauri Laboratories Pty. Ltd. (1)                         --   1,430     832

                  Income from manufacturing on behalf of associate of
                  parent:
                  Imperial Biotechnology Ltd. (2)                          --      --      77

                  Management fees received from subsidiaries of
                  common parent:
                  Burns Philp (UK) Plc                                     37      74      75

                  Loan interest received from subsidiaries of common
                  parent:
                  Burns Philp Inc.                                         --      79      63

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

                            AMBI INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.      INCOME TAXES

         The income tax expense consists of:

                                    1997          1996       1995
                                    $000          $000       $000
                                    ----          ----       ----

                   Current           501           291        335
                   Deferred         (309)           (6)       (81)
                                    -----         --------   -----

                                     152           285        254

                  Income tax expense attributed to pre-tax income differed from the amounts computed by applying the US federal statutory tax rate to pre-tax income as a result of the following:

                                                                           1997      1996      1995
                                                                           $000      $000      $000
                                                                           ----      ----      ----
                  Computed 'expected' tax expense                        (2,265)   (1,508)      188
                  Increase/(reduction) in income taxes resulting from:

                  Tax losses carried forward/(utilized)                   2,398     1,755        86
                  Lower tax rate on foreign earnings                         (4)       (8)      (16)
                  State and local taxes                                      11        18        --
                  Other items                                                12        28        (4)
                                                                         ------    ------    ------

                                                                            152       285       254

                  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                              1997      1996
                                                              $000      $000

                                                            ------    ------
                  Deferred tax asset:
                  Net operating loss carryforwards            5494     3,807
                  Accrued Expenses                             251         0
                  Less valuation allowance                  (5,745)   (3,807)
                                                            ------    ------
                                                                 0         0
                  Deferred tax liability:
                  Plant and equipment differences between
                  depreciation and capital allowances           --      (192)
                  Pension costs deductible as paid              --      (153)
                  Other                                         --        (4)
                                                            ------    ------

                                                                        (349)

                  Net deferred tax liability                    --      (349)

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

                  Assumptions used in accounting for the pension plan as at June 30, 1996 and 1995 were:

                                            1996 1995
                                               %    %
                                              --   --

                  Discount rate                8    9
                  Rates of increase in
                   compensation levels         7    7
                  Expected return on assets   10   10

17.      RISKS AND UNCERTAINTIES

         The Company buys certain of its inventories from single suppliers. Management believes that other suppliers could provide similar products at comparable terms. As a result, management believes a change in suppliers would not disrupt on-going operations and would not effect operating results adversely.

18.      SUBSEQUENT EVENTS

         On August 12, 1997, the Company completed the acquisition of Nutrition 21, a privately-owned San Diego, California-based company engaged in the development and marketing of proprietary nutrition products and dietary supplements. Terms of the transaction included the payment by the Company of $10 million in cash and 500,000 shares of the Company's common stock. The purchase agreement also provides for annual contingent future payments for each of the next four years of $2.5 million adjusted for the achievement of certain sales levels, and royalties of 2.5% to 5% of net sales of products recommended for certain patented uses. The acquisition was financed in part by a six month loan of $3.3 million from State Street Bank bearing an interest rate of prime plus 1%. As part of the same financing from State Street Bank and Trust, the Company secured a revolving credit facility of $4.0 million which matures February 1, 1998 and is renewable for up to 18 months, at the lender's option. The facility bears an interest rate of prime plus 1%.

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