Form 10-Q/A
period 1996-12-31
AMBI INC
filed 1998-03-27
CIK 744962

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                                     10-Q/A2

For Quarter Ended:                                            December 31, 1996

Commission File Number 001-12106

                                    AMBI INC.

-------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

New York                                                             11-2653613
----------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation of organization)

771 Old Saw Mill River Road, Tarrytown, New York                         10591
----------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (914) 347-5767
----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                            APPLIED MICROBIOLOGY, INC.
----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                    AMBI INC.

Part I, Item 1       FINANCIAL INFORMATION

This amendment on Form 10-Q/A2 is being filed to amend the Condensed Consolidated Statement of Cash Flows which are set forth in full below.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                             Six Months Ended
                                                                December 31

                                                           1996            1995
                                                          $'000           $'000
                                                          -----           -----
Cash flows from operating activities:

  Net income/(loss)                                       2,474          (1,844)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:

    Depreciation and amortization                           483             358
    Gain on Sale of Aplin & Barrett                      (9,683)              -
    Other non-cash items                                     65              96
  Changes in assets and liabilities,
  net of effects from sale of subsidiary:

    (Increase)/decrease in trade accounts receivable       (635)             41
    Decrease(increase) in inventories                       275            (172)
    (Increase) in other assets                             (209)           (372)
    (Increase) in amounts due from
      affiliated companies                                    -            (155)
    (Decrease)/increase in taxes payable                   (254)             54

    (Decrease) in accounts payable and
      accrued expenses                                    1,147            (513)

    Increase in amounts due to
      affiliated companies                                    -              13
    Increase in other liabilities                           189               3
                                                         -------         ------
Net cash (used in) operating activities                  (6,148)         (2,491)
                                                         -------         ------
Cash flows from investing activities:

  Acquisitions of property and equipment                   (754)           (744)
  Patent costs and licensed technology                     (121)           (395)
  Cash received upon sale of subsidiary                   8,000               -
                                                         -------         ------
Net cash provided by/(used in) investing activities       7,125          (1,139)
                                                         -------         ------
Cash flows from financing activities:

  Dividends paid on redeemable preferred stock                -             (69)

  Note payable proceeds                                       -              35
  Capital lease proceeds                                    328             389
  Note payable repayments                                     -              (4)
  Capital lease obligation repayments                    (1,103)            (79)
  Proceeds from issuance of convertible
    preferred stock                                           -           8,213
  Proceeds from issuance of common stock                    294             375
                                                         -------         ------
Net cash (used in)/provided by financing activities        (481)          8,860
                                                         -------         ------
Effect of exchange rate movement                            (10)            (19)

                                    AMBI INC.

Net increase in cash and cash equivalents                   486           5,211
Cash and cash equivalents at beginning of period          8,431           3,337
                                                         -------         ------
Cash and cash equivalents at end of period                8,917           8,548
                                                         =======         ======

Supplementary disclosure of cash flow information:

  Interest paid                                              62               4
  Tax paid                                                    0               4


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      AMBI INC.
                                                     Registrant

Date: March 27, 1998         By:   /s/ Fredric D. Price
   -------------------------

                                   Fredric D. Price
                                   President and Chief Executive Officer