Form 10-Q
period 1998-03-31
AMBI INC
filed 1998-05-14
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                                      10-Q


For Quarter Ended:                                               March 31, 1998


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

                  YES     X                          NO

                       -----------                      -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.005           20,903,905 shares as of May 13, 1998
-----------------------------           -----------------------------------

                             AMBI INC. & SUBSIDIARY

                                      INDEX



PART I       FINANCIAL INFORMATION                                        PAGE
------       ---------------------                                        ----

Item 1       Financial Statements


             Condensed Consolidated Balance
                      Sheets at March 31, 1998
                      and June 30, 1997                                      3


             Condensed Consolidated Statements of Operations for
                      the three months and nine months ended March
                      31, 1998 and March 31, 1997                            5


             Condensed Consolidated Statement of
                      Changes in Stockholders' Equity
                      for the nine months ended
                      March 31, 1998                                         6


             Condensed Consolidated Statements of
                      Cash Flows for the nine months
                      ended March 31, 1998 and
                      March 31, 1997                                         7

             Notes to Condensed Consolidated
                      Financial Statements                                   8


Item 2       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                            15


PART II      OTHER INFORMATION
-------      -----------------

Item 1       Legal Proceedings                                              19

Item 4       Submission of Matters to a Vote of Security Holders            19

Item 6       Exhibits and Reports on Form 8-K                               19

                             AMBI INC. & SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                March 31           June 30
                                                                                  1998               1997
                                                                               (Unaudited)        (See Note
                                                                                                    Below)
                                                                                  $'000             $'000
                                                                                  ------            -----

ASSETS

Current assets:

Cash and cash equivalents                                                             864              8,615
Trade accounts receivable less allowance for
  doubtful accounts of $267,000 at March 31, 1998
  and $104,000 at June 30, 1997                                                     3,351                390
Inventories                                                                         1,476                606
Prepayments and other current assets                                                  778                404
                                                                                 --------           --------

Total current assets                                                                6,469             10,015

Property, plant and equipment at cost less
  accumulated depreciation of $643,000 at March 31,
  1998 and $382,000 at June 30, 1997                                                1,041              1,082
Patent costs, licensed technology and other
  intangible assets at cost less accumulated
  amortization of $1,700,000 at March 31, 1998 and                                 10,027              1,584
  $862,000 at June 30, 1997
Goodwill at cost less accumulated amortization of
  $42,000 at March 31, 1998                                                         2,238                 --
Other assets                                                                          472                 73
                                                                                 --------           --------

TOTAL ASSETS                                                                       20,247             12,754
                                                                                 ========           ========



Note: The Condensed Consolidated Balance Sheet as of June 30, 1997 has been derived from the audited consolidated financial statements at that date.




See notes to condensed consolidated financial statements

                             AMBI INC. & SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                          March 31              June 30
                                                                            1998                 1997
                                                                         (Unaudited)          (See Note
                                                                                                Below)
                                                                            $'000                $'000
                                                                            -----                -----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt and lease obligation                       1,082                156
Revolving line of credit facility                                            1,608                 --
Accounts payable                                                               514              1,283
Accrued expenses                                                             1,800              1,181
Preferred dividends payable                                                    559                340
Contingent payments payable - Nutrition 21 acquisition                       1,515                 --
                                                                          --------           --------

Total current liabilities                                                    7,078              2,960

Long term debt and lease obligation, less current portion                    3,763              2,184
                                                                          --------           --------

TOTAL LIABILITIES                                                           10,841              5,144
                                                                          --------           --------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized
  5,000,000: Series C convertible
  preferred, 222 shares outstanding at
  March 31 and June 30 respectively
  (aggregate liquidation value Series C $2,654,755)                             --                 --
Series D convertible preferred, 45,000 shares issued and
 22,600 shares outstanding at March 31 and 45,000
  shares issued and outstanding at June 30
  (aggregate liquidation value Series D $2,381,947)                             --                 --
Common stock, $0.005 par value, authorized
  65,000,000 shares. Issued and outstanding 20,898,297
  at March 31 and 18,783,342 at June 30                                        104                 94
Additional paid-in capital                                                  54,481             51,416
Accumulated deficit                                                        (45,179)           (43,900)
                                                                          --------           --------

TOTAL STOCKHOLDERS' EQUITY                                                   9,406              7,610

                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  20,247             12,754
                                                                          ========           ========



Note: The Condensed Consolidated Balance Sheet as of June 30, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements

                             AMBI INC. & SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended                 Nine Months Ended
                                                              March 31                         March 31
                                                          1998          1997              1998          1997
                                                         $'000         $'000              $'000         $'000
                                                         -----         -----              -----         -----

Revenues                                                 5,333         1,858             14,365        10,423
Cost of goods sold                                        (720)         (767)            (2,070)       (4,420)
                                                        -------       -------            -------       -------
GROSS PROFIT                                             4,613         1,091             12,295         6,003

Marketing and sales expenses                            (1,602)       (4,206)            (4,649)      (11,373)
General and administrative expenses                     (1,449)       (1,103)            (4,008)       (2,943)
Research and development expenses                         (475)         (832)            (2,037)       (3,344)
Depreciation and amortization                             (450)         (147)            (1,075)         (630)
                                                        -------       -------            -------       -------

OPERATING INCOME/(LOSS)                                    637        (5,197)               526       (12,287)
Interest income                                              2           210                 61           319
Interest expense                                          (106)          (25)              (291)         (112)
Gain on sale of Aplin & Barrett                             --            --                 --         9,683
                                                        -------       -------            -------       -------

INCOME/(LOSS) BEFORE TAX EXPENSE                           533        (5,012)               296        (2,397)
Income tax expense                                          (1)           (9)               (58)         (150)
                                                        -------       -------            -------       -------

NET INCOME/(LOSS)                                          532        (5,021)               238        (2,547)
                                                        =======       =======            =======       =======


EARNINGS/(LOSS) PER SHARE

Basic                                                    $0.00       ($0.28)            $(0.06)       ($0.14)
Diluted                                                  $0.00       ($0.28)            $(0.06)       ($0.14)




See notes to condensed consolidated financial statements

                             AMBI INC. & SUBSIDIARY


       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


                                                            Common     Additional   Accumulated
                                                             Stock       Paid In      Deficit
                                                                         Capital
                                                             $000         $000          $000
                                                             ----         ----          ----

Balance at June 30, 1997                                       94        51,416      (43,900)
Common stock issued in connection with the
  acquisition  of Nutrition 21                                  3         1,772
Conversion of preferred stock                                   7            71
Conversion discount on convertible preferred stock                        1,222       (1,222)
Preferred stock dividends                                                               (295)
Net income for the period                                                                238
                                                           ------        ------       ------

Balance at March 31, 1998                                     104        54,481      (45,179)
                                                              ===        ======      ========









See notes to condensed consolidated financial statements

                             AMBI INC. & SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     March 31
                                                                              1998               1997
                                                                             $'000              $'000
                                                                             -----              -----
Cash flows from operating activities:
  Net income/(loss)                                                            238             (2,547)
Adjustments to reconcile net income/(loss)
  to net cash used in operating activities:
     Depreciation and amortization                                           1,075                630
     Gain on Sale of Aplin & Barrett                                            --             (9,683)
     Other non-cash items                                                       --                 65
  Changes in assets and liabilities, net of effects from sale of subsidiary:
     (Increase)/decrease in trade accounts receivable                         (356)               455
     (Increase)/decrease in inventories                                       (414)               287
     Increase in other current assets                                         (297)              (486)
     Increase in other non current assets                                     (397)                --
     (Decrease)/increase in accounts payable and accrued expenses             (612)             1,427
     Decrease in taxes payable                                                  --               (254)
     Increase in other liabilities                                              --                189
                                                                          --------            -------
Net cash used in operating activities                                         (763)            (9,917)
                                                                          --------            -------

Cash flows from investing activities:
  Purchases of property and equipment                                         (123)              (783)
  Patent costs                                                                (477)              (355)
  Acquisition of Nutrition 21                                              (10,499)                --
  Proceeds from the sale of Aplin & Barrett                                     --              8,000
                                                                          ---------           -------
Net cash (used in)/provided by investing activities                        (11,099)             6,862
                                                                          ---------           -------

Cash flows from financing activities:
  Term loan borrowings                                                       3,300                 --
  Revolving line of credit borrowings                                        1,608                 --
  Capital lease proceeds                                                        --                328
  Term loan repayments                                                        (656)                --
  Capital lease obligation repayments                                         (141)            (1,164)
  Proceeds from issuance of common stock                                        --                436
                                                                          ---------           -------
Net cash provided by/(used in) financing activities                          4,111               (400)

                                                                          ---------           -------

Effect of exchange rate movement                                                --                (10)

Net decrease in cash and cash equivalents                                   (7,751)            (3,465)
Cash and cash equivalents at beginning of period                             8,615              8,431
                                                                          ---------           -------
Cash and cash equivalents at end of period                                     864              4,966
                                                                          =========           =======

Supplementary disclosure of cash flow information:
  Interest paid                                                                191                 87
  Tax paid                                                                       8                  9
  Contingent payments accrued for the Nutrition 21 acquisition               1,515                 --

On August 11, 1997 the Company acquired the net assets of Nutrition 21 in exchange for $10,000,000 in cash and 500,000 shares of the Company's common stock. In connection with the acquisition; liabilities were assumed as follows:

           Fair value of assets acquired                                   $11,644
             Cash purchase price                                            10,000
             Stock issued                                                    1,187
                                                                          --------
             Liabilities assumed                                              $457
                                                                          ========

See notes to condensed consolidated financial statements





                             AMBI INC. & SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998



Note A            Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending
                  June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K as amended for the year ended June 30, 1997.


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

                  N21 is engaged in the business of developing, producing and marketing proprietary nutrition products and dietary supplements. N21 has its products manufactured and formulated to its specifications by contract manufacturers as bulk raw materials. N21 then sells the raw materials to customers who incorporate them into over nine hundred finished products such as vitamin/mineral formulas, dietary supplements, baked goods, beverages and other products. These products are sold by customers under a variety of brands throughout the world through natural/health food stores, supermarkets, drug stores and direct mail catalogs. Currently N21's primary product is chromium picolinate, which is marketed under the registered trademark "Chromax." N21 has an exclusive license from the United States Department of Agriculture ("USDA") for the duration of a patent which covers the composition of chromium picolinate and its uses. This patent expires on August 8, 2000. The USDA license grants N21 the exclusive right to manufacture, use, and sell chromium picolinate in the United
                  States. N21 also owns U.S. Patents expiring in 2009, relating to chromium picolinate treatments for reducing hyperglycemia and stabilizing the level of serum glucose, for preventing undesirable high levels of blood serum lipids, and for increasing lean body mass and reducing body fat, and other patents relating to, among other things, arginine silicate complexes for preventing or inhibiting atherosclerosis, and magnesium taurate treatments of cardiac conditions.

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






                             AMBI INC. & SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998



                  Based on sales through March 31, 1998 a contingent payment of $1,515,000 has been accrued. As of March 31, 1998 no royalty payments were due. The acquisition was accounted for under the purchase method. As such, as of March 31, 1998 the Company has recorded approximately $2,280,000 of goodwill and $8,786,000 of other intangible assets, consisting primarily of patents and trademarks, in connection with the acquisition. The
                  Company is amortizing the goodwill over fifteen years and amortizing the other intangible assets over their useful economic lives, which range from three to fifteen years.
                  During the nine months ended March 31, 1998 the Company recorded approximately $766,000 in amortization expense related to the goodwill and other intangible assets described above.

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

                  To replace a prior royalty agreement with certain individuals who assisted the prior owners of N21 in the development of chromium picolinate, the Company in November 1997 issued
                  200,000 shares of its common stock to these individuals and agreed on August 8, 2000 to issue to these individuals a number of additional shares of common stock which then have a value equal to the amount (if any) by which the then value of the 200,000 shares of stock is less than 10% of chromium picolinate net sales (as defined) during the period from August 11, 1997 through August 8, 2000. The Company has capitalized the cost of the stock at its market value on the date of issuance and it is amortizing the cost of the stock over the term of the agreement. As of March 31, 1998, the Company has accrued $356,000 to these individuals.

                  The Company further amended its agreement during April 1998 to replace the existing agreement with the following:

                      (a) 200,000 shares of the Company's common stock previously issued remain outstanding;

                      (b) The Company will pay a total of $1.4 million as follows: $100,000 quarterly during the third and the fourth quarter of fiscal 1998 and the first and second quarter of fiscal 1999; $125,000 quarterly during the third and fourth quarter of fiscal 1999 and the first quarter of fiscal 2000; $175,000 quarterly during the second, third and fourth quarter of fiscal 2000 and $100,000 on August 11, 2000.

Note C            Inventory

                  All inventory consists of finished goods at March 31, 1998 and June 30, 1997, respectively.




                             AMBI INC. & SUBSIDIARY


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

Note D            Earnings/(loss) per share

                  The Company has adopted the provisions of the Financial
                  Accounting Standards Board ("FASB") Statement of Financial
                  Accounting Standards ("SFAS") No.128, "Earnings Per Share."
                  Accordingly, the earnings per share calculations for the prior periods have been restated to conform with the provisions of SFAS No. 128. This statement replaces the presentation of primary earnings per share and fully diluted earnings per share with basic and diluted earnings per share, respectively.

                  Basic earnings/(loss) per share for the three and nine months ended March 31, 1998 and 1997 are computed based on the weighted average number of shares outstanding for the respective periods as follows:




                                                         3 months ended                  9 months ended
                                                            March 31                        March 31
                                                        1998          1997              1998          1997
                                                          No. of Shares                   No. of Shares
                                                          -------------                   -------------

                  Weighted average shares             20,898,297   18,524,049         19,919,345    19,826,189
                                                     -----------   -----------       -----------   -----------

                                                          $'000         $'000             $'000         $'000
                                                          -----         -----             -----         -----

                  Net income/(loss)                         532         (5021)              238        (2,547)
                  Preferred stock dividend                  (78)          (87)             (295)         (281)
                  Conversion discount on convertible
                    preferred stock                        (427)           --             (1222)           --
                                                          -----         -----            ------         -----
                  Net income/(loss) attributable to
                    common stockholders                      27        (5,108)           (1,279)       (2,828)
                                                          =====        ======            ======        ======
                  Basic earnings/(loss) per share of
                    common stock                          $0.00        ($0.28)           ($0.06)       ($0.14)


                  Diluted loss per share for the nine month period ended March 31, 1998 and the three and nine month periods ended March 31, 1997 do not reflect the incremental shares from the assumed conversion of stock options or warrants or the conversion of the preferred stock or convertible debt to common stock because the effect of such inclusion would be to reduce the loss per share. Diluted earnings per share for the three month period ended March 31, 1998 does not reflect the incremental shares from the conversion of the preferred stock or convertible debt to common because the effect of such inclusion would be anti-dilutive.

                             AMBI INC. & SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998



                                                         3 months ended                  9 months ended
                                                            March 31                        March 31
                                                        1998          1997              1998          1997
                                                          No. of Shares                   No. of Shares
                                                          -------------                   -------------

                  Weighted average shares
                  outstanding                        20,898,297    18,524,049        19,919,345    19,826,189
                  Stock options and warrants             13,894            --                --            --
                                                      ----------    ----------        ----------    ----------
                  Total weighted average shares       20,912,191    18,524,049        19,919,345    19,826,189
                                                      ----------    ----------        ----------    ----------

                                                          $'000         $'000             $'000         $'000
                                                          -----         -----             -----         -----

                  Net income/(loss)                         532         (5021)              238        (2,547)
                  Preferred stock dividend                  (78)          (87)             (295)         (281)
                  Conversion discount on convertible
                    preferred stock                        (427)           --            (1,222)           --
                                                          -----         -----             -----         -----
                  Net income/(loss) attributable to
                    common stockholders                      27        (5,108)           (1,279)       (2,828)
                                                          =====         =====             =====         =====
                  Diluted earnings/(loss) per share of
                    common stock                          $0.00        ($0.28)           ($0.06)        ($0.14)


                  At March 31, 1998 the Company had 5,400,000 stock options and warrants outstanding to purchase common stock at exercise prices ranging from $1.25 to $7.69, but these were not included in the computation of diluted earnings per share for all periods except the three month period ending March 31, 1998 because such inclusion would be antidilutive.

                  The Company issued a $2 million note at an interest rate of 5%, payable to Nippon Shoji Kaisha (NSK) on March 18, 1999. The note provides that (1) if an Investigational New Drug application (IND) for the treatment of diseases of the colon is filed and accepted by the United States Food and Drug Administration (FDA) by March 18, 1998, the Company has the right to repay $1 million of the note with its common stock, and (2) if rat and dog toxicology programs related to treatment of nosocomial antibiotic resistant infections are completed by September 18, 1998, the Company has the right to repay $1 million of the note with its common stock. The common stock for repayment purposes is valued at the average closing price during the ten (10) consecutive trading days immediately prior to the Company notifying NSK of its election to repay with common stock. The Company has been advised that the FDA has accepted its IND for diseases of the colon. The Company, as a result, intends to repay $1 million of the note with its common stock.

                  As more fully discussed in Note E, the Company has convertible preferred stock outstanding that can be converted into common stock. At March 31, 1998, these amounts have not been included in the computation of diluted earnings per share because such inclusion would be antidilutive.

                             AMBI INC. & SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998



Note E            Convertible preferred stock

                  With respect to the Company's Series C Preferred Stock (the "C Preferred"), on December 5, 1997 the Company reduced the fixed conversion price from $3.25 to $2.75. The maturity date for mandatory conversion was extended to October 13, 1999. The holders of the C Preferred agreed not to convert any of their remaining holdings for a period of six months ending on June 5, 1998.


                  With respect to the Company's Series D Preferred Stock (the "D Preferred"), on December 5, 1997 the holders of the D Preferred (the " D Investors") converted fifty percent of their holdings into common stock of the Company at a twenty-five percent discount to the average closing bid prices for the Company's Common Stock for the five (5) consecutive trading days immediately preceding conversion. The Company reduced the fixed conversion price and the warrant exercise price from $2.50 to $2.25. The maturity date for mandatory conversion was extended to May 8, 2001. The D Investors agreed not to convert any of their remaining holdings for a period of six months ending on June 5, 1998. The twenty-five percent conversion discount described above has been recorded as additional preferred dividends and reduced net income available to common stockholders for the three and nine months ended March 31, 1998 (See Note D). The Company expects to amortize an additional $303,000 in additional preferred dividends relating to the conversion discount on the series D preferred stock for the three months ended June 30, 1998.

                  The reduction in the fixed conversion price described above for the Series C and Series D Preferred Stock has not been recorded as additional preferred dividends for the nine months ended March 31, 1998 because the Company's stock price is not high enough for the fixed conversion price to be beneficial to the Series C and Series D investors. As of March 31, 1998 the original discounts of fifteen and twenty-five percent granted to the Series C and Series D investors are more beneficial for conversion purposes. As such, these conversion discounts have been recorded as additional preferred dividends (See Note D). Should the fixed conversion price become more beneficial to the Series C investors (when the Company's stock price exceeds $3.23) or the D Investors (when the Company's stock price exceeds $3.00) the Company will record additional preferred dividends based on the Company's stock price at that time.


Note F            Debt refinancing

                  On December 31, 1997 the Company entered into a new Revolving Credit and Term Loan Agreement with State Street to refinance its prior loans from State Street. The refinanced loans consist of a term loan of $2.8 million ("Term Loan") and a revolving credit line of up to $4.0 million ("Revolving Loan"), both bearing interest at the prime rate plus one percent and are due June 30, 2000. The Company is making monthly payments of principal and interest on the Term Loan. The Revolving Loan is an asset based loan, with any amounts borrowed due by the expiration date of the revolving loan (June 30, 2000). On March 31, 1998 the outstanding balance on the term loan and revolving loan were $2,644,000 and $1,608,000, respectively. The Company has a zero balance on its revolving loan as of the filing date of this Form 10-Q.

                             AMBI INC. & SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998



Note G            Pro forma financial information

                  The following represents the pro forma consolidated results of operations as if the Company and Nutrition 21 had been combined for the entire nine months ended March 31, 1998 and 1997 respectively. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective periods. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates.

                                                          Nine Months Ended
                                                               March 31

                                                           1998       1997
                                                           $000       $000
                                                           ----       ----

                  Revenues                                 15,688     24,026

                  Net income                                  741      2,628

                  Basic (loss)/earnings per share         ($0.04)      $0.10

                  Diluted (loss)/earnings per share       ($0.04)      $0.09

                  The results for the nine months ended March 31, 1997, include a $9.7 million one time gain from the sale of Aplin & Barrett, a food preservative business (See Note H).


Note H            Sale of Aplin & Barrett

                  The Company completed the sale of its United Kingdom based food preservative business, Aplin & Barrett, Ltd., to Burns Philp & Company Ltd. on December 12, 1996. As a result, the operations of Aplin & Barrett are included in the financial statements through that date. Key terms of the transaction included the payment to the Company of $13.5 million in cash, ($8.0 million paid on December 12, 1996 and $5.5 million paid on June 12, 1997), and the payment of 2.42 million shares of the Company's common stock held by Burns Philp. In addition, Burns Philp has provided the Company with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. As of March 31, 1998 the Company has not borrowed any amounts under this revolving line of credit.


Note I            Recently issued accounting standards

                  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes

                             AMBI INC. & SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998


                  SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. In February 1998, the FASB issued SFAS No. 132 "Employers Disclosures About Pensions and Other Post-Retirement Benefits." This statement revises employers disclosures about pension and other post- retirement benefit plans. These statements are effective for financial statements for annual periods beginning after December 15, 1997. It is not expected that the adoption of these statements will have a material impact on the Company's financial position or operating results.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

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

On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21 ("N21"), a limited partnership. N21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. Currently N21's primary product is chromium picolinate, which is marketed under the registered trademark "Chromax." N21 has an exclusive license from the United States Department of Agriculture ("USDA") for the duration of a patent which covers the composition of chromium picolinate and its uses. This patent expires on August 8, 2000. The USDA license grants N21 the exclusive right to manufacture, use, and sell chromium picolinate in the United States. N21 also owns U.S. Patents expiring in 2009, relating to chromium picolinate treatments for reducing hyperglycemia and stabilizing the level of serum glucose, for preventing undesirable high levels of blood serum lipids, and for increasing lean body mass and reducing body fat, and other patents relating to, among other things, arginine silicate complexes for preventing or inhibiting atherosclerosis, and magnesium taurate treatments of cardiac conditions.

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

Results of Operations

Revenues

Revenues for the quarter increased from the corresponding period in 1997 by 187% to $5.3 million, and for the nine month period by 38% to $14.4 million. These increases in revenues are a result primarily of the acquisition of N21. The increase in revenue from the acquisition of N21 is partially offset by the absence of significant revenues from other products. Revenues also reflect the absence of the Company's food preservative business (A&B) which was sold during the quarter ended December 31, 1996 (See Note H).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cost of goods sold

Gross profit for the Company as a percentage of revenues was 86% for the quarter and nine months ended March 31, 1998, compared to 59% for the quarter and 58% for the nine months ended March 31, 1997. This increase in gross profits reflects a sales mix which includes the higher margin N21 products for the three and nine months ending March 31, 1998 replacing the A&B products included for the nine months ended March 31, 1997. A&B had gross profit as a percentage of revenues of approximately 61% for the nine months ended March 31, 1997. A&B products were not included in the Company's revenues for the quarter ended March 31, 1997.

Marketing and sales expenses

Marketing and sales expenses decreased $2.6 million or 62% for the quarter and $6.7 million or 59% for the nine months ended March 31, 1998, compared to the quarter and nine months ended March 31, 1997, respectively. The decrease is primarily due to lower spending on Cardia Salt Alternative and Wipe Out Dairy Wipes. Combined spending on these products declined for the quarter and nine months ended March 31, 1998 by $3.5 million and $8.0 million respectively.

General and administrative expenses ("G&A")

G&A expenses increased $0.3 million or 31% for the quarter and $1.1 million or 36% for the nine months ended March 31, 1998, compared to the quarter and nine months ended March 31, 1997. These increases are largely due to general and administrative expenses relating to N21 which were approximately $0.3 million and $0.9 million for the three and nine months ended March 31, 1998 and are not included for the corresponding periods during 1997.

Research and development costs

Research and development costs decreased $0.4 million or 43% for the quarter and $1.3 million or 39% for the nine months ended March 31, 1998 compared to the quarter and nine months ended March 31, 1997. This decrease is due to the Company's decision to reduce research activities related to the infectious disease drug business.

Depreciation and amortization ("D&A")

D&A expenses increased by $0.3 million or 206% for the quarter and $0.4 million or 71% for the nine months ended March 31, 1998 compared to the quarter and nine months ended March 31, 1997. The increase in D&A for the three and nine month periods ended March 31, 1998 was due to the amortization of the goodwill and other intangible assets associated with the acquisition of N21.

Operating income (loss)

The Company recorded operating income of $0.6 million in the quarter ended March 31, 1998, compared with a loss of $5.2 million in the quarter ended March 31, 1997. In the nine months ended March 31, 1998, the Company recorded an operating loss of $0.5 million, compared with a loss of $12.3 million in the nine months ended March 31, 1997. The Company became profitable for the quarter and reduced its operating loss for the nine months ended March 31, 1998 by reducing marketing and sales expenses as well as research and development costs and increasing revenues associated with N21.

Tax expense

The Company's tax expense for the quarter and nine months ended March 31, 1998 resulted from net income from N21 operations in the state of California. The tax expense for the quarter and nine months ended March 31, 1997 related to foreign taxes for the Company's foreign subsidiary, Aplin & Barrett which was sold in December 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net income/(loss) and earnings/(loss) per share

The Company recorded net income of $0.5 million ($0.00, diluted earnings per share) in the quarter ended March 31, 1998, compared with a net loss of $5.0 million ($0.28, diluted loss per share) in the quarter ended March 31, 1997. For the nine months ended March 31, 1998, the Company recorded net income of $0.2 million ($0.06, diluted loss per share), compared with a net loss of $2.5 million ($0.14, diluted loss per share) in the nine months ended March 31, 1997. The loss in fiscal 1997 included a gain of $9.683 million on the sale of A&B which occurred on December 12, 1996 (See Note H). The calculation of earnings per share for the nine months ending March 31, 1998, includes deductions from net income for accrued preferred dividends and a conversion discount on preferred stock previously issued by the Company. The Company is therefore reporting a loss per share of common stock for the nine months of fiscal 1998 even though the Company reported positive net income for that period. See Note D for further information.

The Company reported net income and earnings per share for the quarter and reported net income and reduced its loss per share for the nine months ended March 31, 1998 as compared to the same period during 1997 by reducing marketing and sales expenses as well as research and development costs and increasing revenues associated with N21.

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

Liquidity and capital resources

As of March 31, 1998, the Company had a working capital deficit of $0.6 million, which included cash and cash equivalents of $0.9 million. The Company continues to take steps to improve its working capital position by increasing sales from existing business and reducing operating expenses. On June 30, 1997, working capital was $7.1 million, which included cash and cash equivalents of $8.6 million.

As of March 31, 1998 the Company had a loan balance of $2.6 million with State Street Bank. The Company had originally borrowed $3.3 million from State Street to fund the acquisition of N21. At December 31, 1997 , the Company refinanced the loan with State Street. Under the revised terms the Company now has a $2.8 million term loan which is amortized over a 30 month period, at an interest rate at the bank's prime rate plus one percent. The bank also continues to provide an asset based revolving credit line of up to $4 million, and any amount borrowed under this facility is due by the expiration date of the credit line (June 30, 2000). The Company has borrowed approximately $1.6 million under this line of credit as of March 31, 1998. The Company has a zero balance under this line as of the date of this Form 10-Q filing.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

With respect to the acquisition of N21, the Company expects that as of the end of its fiscal year on June 30, 1998, the Company will owe the former partners of N21 a contingent payment of approximately $2.5 million (see Note B). As of March 31, 1998 the Company has accrued $1.5 million towards that expected contingent payment. The Company believes that it will be able to use cash generated from operations or its short term revolving line of credit to satisfy the contingent payment obligation. The ability to satisfy the contingent payment obligation will be a significant factor in the Company's ability to maintain an adequate level of cash flow. The Company continues to reduce expenditures related to the infectious disease drug business and it has eliminated expenditures that are not critical to the process of generating sales.

After the acquisition of N21, the Company's two primary sources of financing are cash generated from continuing operations and the State Street revolving line of credit. The revolving line of credit was originally obtained as part of the financing for the N21 acquisition. The availability under this revolving line of credit is based on the Company's accounts receivable and inventory. At March 31, 1998 approximately $1.6 million had been drawn down on this line. The Company has a zero balance under this line as of the filing date of this Form 10-Q. The Company believes that cash generated from operations along with amounts available under the line of credit will provide sufficient liquidity to fund operations.

Year 2000 compliance

The Company is currently analyzing the potential impact of the Year 2000 on the processing of date sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather then four) to define an applicable year. The Company's general ledger system is currently Year 2000 compliant. The Company is studying the impact of the Year 2000 on other aspects of its business. Based upon current information, costs of addressing issues relating to Year 2000 compliance are not expected to have a material impact on the Company's financial position, results of operations, or cash flows in future periods.


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

Recently issued accounting standards

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. In February 1998, the FASB issued SFAS No. 132 "Employers Disclosures About Pensions and Other Post-Retirement Benefits." This statement revises employes disclosures about pension and other post-retirement benefit plans. These statements are effective for financial statements for annual periods beginning after December 15, 1997. It is not expected that the adoption of these statements will have a material impact on the Company's financial position or operating results.

                           PART II - OTHER INFORMATION




Item 1 - Legal Proceedings


The Company is a defendant in a lawsuit brought in 1997 in the United States District Court for the Southern District of New York (Civil Action No. 97 Civ.5802 (BDP)) by RCN Products, Inc. ("RCN"). RCN sells a product called "NoSalt - The NO Sodium Salt Alternative." RCN is suing under the Lanham Act and New York General Business Law, alleging that the term "Salt Alternative" used by AMBI to describe its Cardia(R) product, amounts to unfair competition by leading consumers to believe that the Cardia product is salt free. RCN is seeking to enjoin the Company from using the term "Salt Alternative" and unspecified damages. The Corporation believes that the Cardia label is clear that the product is not salt free. The label states, among other things, that the product contains 54% less sodium than table salt, and lists sodium chloride as an ingredient. The Company is contesting RCN's claim, and in the opinion of management, the RCN claim is without merit. The cost of defending this lawsuit, except for a $100,000 deductible which has been expensed by the Company, are being reimbursed by the Company's insurers.


Item 4 - Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on March 31, 1998. The following actions were taken at the meeting:

     Election of Directors

                               Votes For              Votes Withheld

     Audrey T. Cross, PhD      19,129,986                 275,387
     Robert E. Flynn           19,134,386                 270,987
     Sheldon G. Gilgore, MD    19,134,386                 270,987
     Marvin Moser, MD          19,134,386                 270,987
     Fredric D. Price          19,134,386                 270,987
     Robert E. Pollack, PhD    19,134,386                 270,987



     Appointment of KPMG Peat Marwick LLP as auditors for the fiscal year ending June 30, 1998

     Votes For 19,269,306 ; Votes Against 99,329; Abstentions 36,738


Item 6 - Exhibits and Report on Form 8-K



Exhibit 27 - Financial Data Schedule


The Company filed a report on Form 8-K/A3 on February 20, 1998, amending its Form 8-K report relating to the purchase of Nutrition 21.

The Company filed a report on Form 8-K/A3 on February 20, 1998, amending its Form 8-K report relating to the sale of its Aplin and Barrett subsidiary.

                              AMBI INC.& SUBSIDIARY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                               AMBI INC.
                                                              Registrant






Date: May 14, 1998         By:      /S/ Fredric D. Price
                                    --------------------
                                    Fredric D. Price
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /S/ Gerald A. Shapiro
                                    Gerald A. Shapiro
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)