Form 10-K405
period 1998-06-30
AMBI INC
filed 1998-10-09
CIK 744962

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 1998               Commission File Number 0-14983

                                   AMBI INC.
            (Exact Name of Registrant as Specified in its Charter)

           New York                                    11-2653613
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

         4 Manhattanville Road
         Purchase, New York                                   10577-2197
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including Area Code:             (914) 701-4500

         Securities registered pursuant to Section 12(b) of the Act:

                   Common Stock (par value $.005 per share)

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock (par value $.005 per share)
                                Title of Class

                              Redeemable Warrants
                                Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.
         Yes    /X/            No    / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $9,821,611 as of October 6, 1998.

The number of shares outstanding of Registrant's Common Stock as of October 6, 1998: 25,468,145.

                            FORM 10-K REPORT INDEX

10-K Part
and Item No.                                                                         Page No.
PART I

Item 1              Business                                                                3
Item 2              Properties                                                             11
Item 3              Legal Proceedings                                                      12
Item 4              Submission of Matters to a Vote of Security Holders                    13


PART II

Item 5              Market Price of Registrant's Common Equity and
                    Related Stockholder Matters                                            14
Item 6              Selected Financial Data                                                15
Item 7              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                    16
Item 8              Financial Statements and Supplementary Data                            24
Item 9              Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                    24

PART III

Item 10             Directors and Executive Officers of the Registrant                     25
Item 11             Executive Compensation                                                 30
Item 12             Security Ownership of Certain Beneficial Owners
                    and Management                                                         37
Item 13             Certain Relationships and Related Transactions                         38


PART IV

Item 14             Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                                    40

                                    PART I

Item 1.  BUSINESS

The Company

         AMBI Inc. (the "Company") is a New York corporation which was incorporated on June 29, 1983. The Company currently concentrates its business in two areas: Nutrition Products and Pharmaceutical Products. The Company engages in the following activities for these areas: research, development, manufacturing, and sales.

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

         On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership. Nutrition 21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. The purchase price for the acquisition was $10,000,000 (the "Cash Purchase Price"), plus 500,000 restricted shares of Common Stock of the Company, and additional cash payments which are contingent upon the achievement of certain sales levels in the four years following acquisition. The Company will also pay royalties to the sellers on sales of certain patented products. Part of the Cash Purchase Price was provided pursuant to a Revolving Credit and Term Loan Agreement (the "Loan Agreement") with State Street Bank and Trust Company ("SSBT") and the remainder came from internal working capital. The loans bear interest at SSBT's prime rate plus one percent and are due June 30, 2000. The products acquired from Nutrition 21 constituted a large majority of the Company's revenues during the fiscal year ended June 30, 1998.

         On September 17, 1998, the Company entered into a strategic alliance with American Home Products Corporation ("AHP") for retail distribution of the Company's proprietary nutrition products. As part of the alliance, Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(R) Salt Alternative under the "Cardia" trademark in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. In addition, AHP agreed to make equity investments in newly issued shares of the Company's common stock. On October 8, 1998, AHP paid $1.15 per share, or a total of $4 million, for 3,478,261 shares of newly issued common stock. Also on October 8, 1998, the Company received an upfront payment of $1 million from AHP for the rights and options granted under the agreement. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.

Nutrition Products

         Nutrition Products may take the form of either foods or beverages and can include vitamins, minerals, enteral and parenteral supplements, other dietary supplements, healthy foods, functional foods, special dietary foods, and medical foods, and are sometimes referred to colloquially as nutraceuticals. Medical foods are foods that supply particular dietary needs or that may aid in the dietary management of diseases or conditions.

         The Company markets Nutrition Products that are regulated by the 1994 Dietary Supplement Health and Education Act (DSHEA) and the Orphan Drug Act to physicians, pharmacists, dietitians, and patients, and supports the use of these products with data from clinical studies. In addition, the Company conducts clinical studies to further strengthen the medical and scientific rationale for these products.

         Ingredient Products

         The Company develops, manufactures, and markets essential trace elements used primarily as ingredients in nutritional supplements. Currently, the Company's primary product is chromium picolinate, which is protected by six patents which cover its composition and use as a dietary supplement. The composition patent is exclusively licensed for its duration to Nutrition 21 by the United States Department of Agriculture ("USDA"), and expires August 8, 2000. The Company owns patents for the use of chromium picolinate in the management of high cholesterol, glucose control, and the conversion of fat to lean body mass, which expire in 2009. Chromium picolinate is marketed by the Company under its registered trademark Chromax. In addition, the Company also markets zinc picolinate and selenium formulations. The Company has funded and continues to fund research studies investigating the uses of chromium picolinate and other micro-nutrients or minerals as dietary supplements with preventative and therapeutic benefits to humans.

         The Company has its products manufactured and formulated to its specifications by contract manufacturers as bulk raw materials. The Company then sells the raw materials to customers who incorporate them into over 900 finished products such as vitamin/mineral formulas, dietary supplements, baked goods, beverages and other products. These products are sold by the Company's customers under a variety of brands throughout the world through natural/health food stores, supermarkets, and drug stores, and also through direct sales and catalogues sales. The Company has approximately 50 customers. During the year ended June 30, 1998, Leiner Health Products accounted for 10% of revenues.

         In 1996, chromium picolinate was approved by the U.S. Food and Drug Administration

("FDA") for use as a supplement in animal feed for swine. In addition to sales for human consumption, the Company sells chromium picolinate for use in certain animal feed applications.

         The Company is developing new micro-nutrients such as arginine silicate and magnesium taurate for which the Company has patent protection, and may commercialize these or other products.

         Retail Products

         In October, 1995, the Company acquired an exclusive license from a division of Orion Corporation ("Orion"), the largest pharmaceutical company in Finland, to sell Orion's patented salt alternative in the United States. The Company began selling the salt alternative in April 1996 under the trademark Cardia(R) Salt Alternative initially in Florida and Pennsylvania, and announced the national availability of Cardia Salt Alternative in January 1997. This product has significantly less sodium than regular salt and contains potassium and magnesium, essential minerals that may help in the dietary management of high blood pressure. High blood pressure, or hypertension, affects approximately 50 million Americans. The Company has conducted and is continuing to conduct clinical trials on Cardia Salt Alternative. For example, two separate studies released in April and May 1997, respectively, compared the use of Cardia Salt Alternative and regular salt in hypertensive patients and found reduced blood pressure in the patients who used Cardia Salt Alternative. On September 17, 1998, the Company licensed Cardia(R) Salt Alternative to AHP for sale in U.S. retail markets. See "The Company."

         The Company is evaluating other proprietary Nutrition Products in the areas of cardiovascular disease, diabetes, infectious disease, and gastrointestinal disorders, which will be sold under the Company's CaridaNutrition(TM) umbrella brand, subject to AHP obtaining licenses for the use of the CardiaNutrition(TM) brand for retail sales.

Pharmaceutical Products

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

         The Company has determined that it does not have the resources necessary to take nisin and lysostaphin from the development stage through regulatory filings and ultimately to the marketplace, should a product be proven to be safe and efficacious. Therefore, the Company is continuing to seek corporate partners to develop and commercialize nisin and lysostaphin as treatments for serious infections. The Company has identified the programs for nisin to treat colon infections and lysostaphin to treat endocarditis as the ones with the shortest development timetables and has concentrated the majority of its pharmaceutical resources on these drug candidates. Two other programs, an oral form of nisin for the eradication of the bacteria that cause peptic ulcer disease, and an injectable form of nisin for the treatment of systemic, hospital-acquired infections, have been given lower development priorities. See "Pharmaceutical Partners."

         The development of nisin and lysostaphin as therapeutic agents for these and other indications can be a long, difficult, and expensive process. There can be no assurance that a drug product will be approved by the FDA or its regulatory equivalent in a foreign country. Currently, the Company's nisin formulations for treatment of ulcers have been successfully tested for safety in human studies outside the United States. Human studies have also been successful in confirming that the Company's nisin formulations can be delivered orally to the colon for treatment of infections of the colon. None of the human clinical studies have tested for efficacy. The use of nisin and lysostaphin to treat hospital-acquired infections is still being investigated in animal studies. After the effectiveness of a treatment has been successfully demonstrated in human clinical studies, an application for final approval is submitted for review by the FDA. Such review can take one or more years and can result in the requirement that further studies be undertaken. The Company does not anticipate that any of its pharmaceutical products will be available for marketing before late 1999. See also "Governmental Regulation."

         Infections of the colon - The Company has developed an oral delivery form of nisin for the treatment of antibiotic-associated diarrhea caused by Clostridium difficile (C. difficile) and for the eradication of Vancomycin Resistant Enterococci (VRE) that inhabit the colon. These infections can be especially severe for patients with cancer, AIDS, or those who are in intensive care units.

         Nisin is able to kill C. difficile and VRE without affecting the normal flora of the colon. In June 1997, the Company announced results of a human study demonstrating that nisin was successfully delivered orally, in the form of a tablet, to the colon. In November 1997, the Company received clearance from the U.S. FDA to begin human clinical testing of a novel nisin tablet for infections of the colon. Nisin has the potential to be the first peptide that can be taken orally as a treatment for a serious infectious disease of the colon.

         Ulcer - The Company has developed a different oral form of nisin for the eradication of Helicobacter pylori (H. pylori), the causative agent of peptic ulcer disease. Most ulcers, as well as other gastric disorders such as chronic gastritis and cancer of the stomach, are caused by H. pylori, a bacterium that colonizes the human stomach. Nisin has been shown to be safe in two clinical studies in almost 100 human subjects. Recent studies in animals have confirmed nisin's efficacy against H. pylori.

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

         When administered by injection, both nisin and lysostaphin have been found to be effective in curing lethal systemic bacterial infections in mice. In September 1998, the Company announced results of a study demonstrating that lysostaphin successfully treated endocarditis caused by MRSA-VISA bacteria in rabbits.

         Mastitis infections -- The Company developed a moistened towel using a nisin-based formulation that is for use in preparing dairy cows for milking. Trials in dairy cows at Cornell Veterinary College showed the product to be effective. The Company launched the product under its trademark Wipe Out
(TM)Dairy Wipes in April 1996.

Pharmaceutical Partners

         In March 1994, the Company entered into an exclusive License and Supply Agreement with the Astra/Merck Group of Merck & Co., Inc. (now Astra Pharmaceuticals, LP) to develop and market in the U.S. drug products based on nisin for the treatment of gastrointestinal disorders, including ulcers. In view of the lower priority now assigned by the Company to treatment of such gastrointestinal disorders, the Company is evaluating whether to continue the development effort.

         In March 1996, the Company entered into an exclusive Agreement with Nippon Shoji Kaisha, Ltd. ("NSK") of Osaka, Japan, to develop and market in Japan, certain Asian countries, Australia and New Zealand drug products based on nisin for the treatment of hospital acquired infections and infections of the colon. The agreement provides for the Company to perform certain research and development activities and to provide semi-annual reports thereon to NSK. NSK provides the Company with research funds for a period of three years, milestone payments and royalties, and agrees to make certain purchases of raw materials from the Company. In connection with the agreement, NSK invested $2 million in the Company's Common Stock and loaned the Company another $2 million which can be repaid, at the Company's option, with the Company's Common Stock upon meeting certain milestones. The Company has advised NSK that one milestone, FDA acceptance of its Investigational New Drug application for diseases of the colon, has been met and as a result, the Company intends to repay $1 million of the loan with its Common Stock and $1 million with funds generated from operations.

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

         The Company's proposed pharmaceutical products will be subject to the regulatory approval processes for new drugs. To take a pharmaceutical product from the discovery stage through research and preclinical development to the point where the Company and/or its partners can make the necessary filings (to the FDA and governmental agencies outside the U.S.) to conduct human clinical trials may take several years. Regulatory requirements for human clinical trials are substantial, depend upon a variety of factors, vary by country, and will further add to the time necessary to determine whether a product candidate can be approved for human use. The Company does not have any pharmaceutical products which have completed this process. All of these products are in various stages of preclinical or clinical development. There can be no assurance that the Company's proposed drug products will prove to be safe and effective under these regulatory procedures. See also "Pharmaceuticals."

         Depending upon the ingredients of a specific product, some nutrition products can be marketed in the U.S. under DSHEA or the Orphan Drug Act. The Company's nutrition products fall in regulatory categories that do not require FDA approval for marketing, but are subject to monitoring by the FDA. In addition to FDA regulations, the Federal Trade Commission ("FTC") regulates product advertising claims. Prior to the Company's acquisition of Nutrition 21, Nutrition 21 and the FTC entered into a consent agreement, which culminated in an FTC order that, among other things, requires that claims for dietary supplements be supported by competent and reliable scientific evidence. The order requires that Nutrition 21 advise its customers who resell chromium picolinate to the public not to make claims which are not supported by competent and reliable scientific evidence.

Research and Development

         The Company conducts preclinical, formulation, and clinical trials on its nutrition products and product candidates. These efforts are conducted with industrial and academic co-workers in various countries. In addition, the Company conducts research and development to develop and expand uses of its Pharmaceutical Product candidates, to identify new antibacterial products, and to improve the production processes for the Company's antibacterial products. During the fiscal year ended June 30, 1998, 1997 and 1996, approximately $2.7 million, $4.8 million and $2.3 million were spent on research and development by the Company.

Proprietary Rights

         Cardia is a registered trademark used by the Company in the U.S., Wipe Out is a trademark of the Company with applications for registration filed in the U.S. and other countries, and Ambicin (which is the brand name for a nisin formulation used in a mastitis preventative) is a registered trademark of the Company in the U.S. and other countries. Chromax, Selenomax, Zinmax, and Magnemax are among the registered trademarks owned by Nutrition 21: Chromax for chromium picolinate; Selenomax for high selenium yeast and yeast-free selenium; Zinmax for zinc picolinate; and Magnemax for manganese picolinate. The Company is developing other nutrition products to be sold under its CardiaNutrition trademark.

         Nutrition Patents

         Nutrition 21 has an exclusive license from the USDA for the duration of a patent which covers the composition of chromium picolinate and its uses, which patent expires August 8, 2000. The USDA license grants Nutrition 21 the exclusive right to manufacture, use, and sell chromium picolinate in the United States. The Company also owns U. S. patents expiring in 2009 relating to the use of chromium picolinate for reducing hyperglycemia and stabilizing the level of serum glucose, for undesirable levels of blood serum lipids, and increasing lean body mass and reducing body fat. The Company owns other patents relating to, among other things, chromium/biotin treatments for reducing hyperglycemia and stabilizing the level of serum glucose, magnesium taurate treatments of cardiac conditions, and arginine-silicate-inositol complexes for preventing or inhibiting atherosclerosis. The Company also has pending patent applications on other nutrition products.

         The Company maintains non-disclosure safeguards, including confidentiality agreements, with employees, certain consultants, and Scientific Advisory Board members. There can be no assurance, however, that others may not independently develop similar technology or that secrecy will not be breached despite any agreements which exist.

         Pharmaceutical Patents

         The Company also owns more than 170 patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction; expression and production of recombinant lysostaphin; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; and the use of bacteriocin compositions in gastrointestinal healthcare.

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

         Under an agreement with the New York University Medical Center, and under a Pre-clinical Study Agreement for work being performed at the McGuire Veterans Administration Hospital, the Company owns patent rights to the parenteral treatment of drug-resistant bacterial infections with lanthocins and other agents.

         The Company maintains trade secret protection for bacterial strains, technical know-how, and other information it considers proprietary and beneficial for the manufacture, use, regulatory approval, and marketing of the Company's products.

Manufacturing

         The Company's products are manufactured for the Company by subcontractors who manufacture to the Company's specifications and use the Company's manufacturing technology. The Company subcontracted manufacture of nisin to BP for pharmaceutical and animal healthcare uses from December 11, 1996 until September 26, 1997. Nisin-based products for pharmaceutical and animal healthcare are currently being manufactured for the Company by another subcontractor. The Company believes that these manufacturers can be readily replaced, except that there may be a delay in commencing nisin production at another facility. However, the Company believes that it has adequate inventory of product, including nisin, to accommodate a suspension in the manufacture of any of its products. There are numerous sources of supply for all of the raw materials used in the manufacture of the Company's products.

Marketing and Sales

Selling Products in Retail Channels

         In September 1998, the Company announced that it had entered into a strategic alliance with the Whitehall-Robins Healthcare Division of American Home Products ("AHP") under which AHP is licensed to sell the Company's Cardia(R) Salt Alternative under the "Cardia" trademark in retail markets in the United States. AHP also received options to obtain exclusive rights and licenses for additional Company nutrition products for retail distribution in the U.S. and Canada.

Selling Products Through Direct Response Channels

         The Company is building CardiaNutrition(TM) brand awareness principally through direct response marketing and selling systems. Currently, the Company is testing a variety of direct response distribution systems including direct mail, the Internet, and television shopping channels. Direct response systems are highly targeted to individual consumers and do not require the establishment of large selling and support organizations. In addition, these distribution systems facilitate collection of data on customer demographics and purchasing characteristics which assist the Company in its plans to develop new products and refine marketing programs.

         AMBI is test-marketing Heart's Content, a magazine-format guide designed to assist and inform consumers on issues involving cardio-fitness. The first issue contains in-depth information, services, and products for maintaining good cardiovascular health. Each issue of

Heart's Content will also contain advertisements for nutritional products that can be purchased by phone, fax, mail, or at the Company's forthcoming Internet site www.Cardiautrition.com.

Selling Products as Ingredients

         Currently, the Company's revenues are primarily generated from the sale of ingredients products including Chromax(R) chromium picolinate, Selenomax(R) selenium, and Zinmax(R) zinc picolinate. This business is growing and new products are being evaluated. The Company sells the ingredients to many customers throughout the U.S. for incorporation into their product lines. Customers include Leiner Health Products, Twin Labs, Weider, Rexall Sundown, General Nutrition Centers, and other large food and dietary supplement marketers.

         Chromium is an essential trace mineral needed for carbohydrate, protein and fat metabolism and for the normal function of insulin. According to the USDA, it is more likely to be in short supply in the average American diet than any other vitamin or mineral. The Company is the only licensed supplier of chromium picolinate (a patented composition) in the United States; at the retail level, sales of chromium picolinate are estimated to be more than $125 million.

Employees

         As of June 30, 1998, the Company had 40 full-time employees, of whom six were executive employees, 18 were administrative, nine were engaged in marketing and sales, and seven were involved in research, process and product development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

Item 2.  PROPERTIES

         In September 1998, the Company moved its headquarters to 4 Manhattanville Road, Purchase, New York 10577-2197 (Tel: 914-701-4500, Fax:
914-696-0860). Pursuant to a seven and one-half year sublease entered into September 1998, the Company is paying an annual rent for its headquarters location in the amount of $589,420, which sum is due in monthly installments. The rent is subject to annual increases over the term of the lease based on increases in certain building operating expenses. The Company is also relocating its laboratories to a nearby facility. The Company maintains a sales office at 1010 Turquoise Street, San Diego, California 92109 (Tel:
619-488-1021, Fax: 619-488-7316). Pursuant to a lease which expires in April 2002, the annual rent on this office is $35,203.

Item 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit brought in 1997 in the United States District Court for the Southern District of New York (Civil Action No. 97 Civ.5802 (BDP)) by RCN Products, Inc. ("RCN"). RCN sells a product called "NoSalt - The NO Sodium Salt Alternative." RCN is suing under the Lanham Act and New York General Business Law, alleging that the term "Salt Alternative" used by AMBI to describe its Cardia(R) product, amounts to unfair competition by leading consumers to believe that the Cardia product is salt free. RCN is seeking to enjoin the Company from using the term "Salt Alternative" and unspecified damages. The Company believes that the Cardia label clear states that the product is not salt free. The label states, among other things, that the product contains 54% less sodium than table salt, and lists sodium chloride as an ingredient. The Company is contesting RCN's claim, and in the opinion of management, the RCN claim is without merit. The cost of defending this lawsuit, except for a $100,000 deductible which has been expensed by the Company, is being reimbursed by the Company's insurers.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         At the annual meeting of shareholders of the Company held on March 31, 1998, the following actions were taken:

         Holders of 19,269,306 shares of Common Stock ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors. The appointment was opposed by the holders of 99,329 shares of common stock, and 36,738 abstained.

                      The following persons were elected as directors by the votes indicated:

Name                               For                    Against
--------------------------------------------------------------------------------

Audrey T. Cross                 19,129,986                257,387

Robert Flynn                    19,134,386                270,987

Sheldon G. Gilgore              19,134,386                270,987

Marvin Moser                    19,134,386                270,987

Robert E. Pollack               19,134,386                270,987

Fredric D. Price                19,134,386                270,987

                                    PART II

Item 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "AMBI" and the Company's warrants were traded on Nasdaq Small Cap Market under the symbol "AMBIW", until they expired on November 30, 1997. The Company has outstanding warrants to purchase 1,298,225 shares of common stock at June 30, 1998. These warrants are not publicly traded.

         The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

         The following table sets forth the high and low sales prices as reported by the Nasdaq National Market for the Common Stock, and bid prices quoted for the Warrants. The bid quotations for the Company's Warrants have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                             Common Stock                    Warrants
                             ------------                    --------
Fiscal Quarter Ended        High       Low               High        Low
--------------------------------------------------------------------------------
September 30, 1996          $6.625     $3.250            $2.375      $1.125

December 31, 1996           $4.25      $2.188            $1.500      $0.50

March 31, 1997              $4.75      $2.688            $1.500      $0.50

June 30, 1997               $3.063     $1.750            $0.750      $0.125

September 30, 1997          $3.375     $1.938            $0.313      $0.188

December 31, 1997*          $4.00      $1.750            $0.281      $0.016

March 31, 1998              $2.25      $1.25

June 30, 1998               $2.188     $1.188

*  Warrants expired November 30, 1997

Item 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected consolidated financial data that are qualified by the more detailed financial statements included herein. Figures are stated in thousands of dollars, except per share amounts.

Year ended June 30                    1998(2)      1997(1)        1996          1995         1994
-------------------------------------------------------------------------------------------------
Sales                                $20,758      $11,280       $16,022      $11,726      $10,156
Gross Profit                          17,802        6,282         9,669        8,468        6,630
Operating Income/(Loss)                1,467     (16,635)       (4,621)          440        1,815
Income/(Loss) before taxes(3)          1,168      (6,661)       (4,434)          537        1,941
Tax Expense                              116          152           285          254          185
Net Income/(Loss)                      1,052      (6,813)       (4,719)          283        1,756
Diluted Earnings /(Loss) per
Share                                 (0.04)       (0.38)        (0.27)         0.01         0.09


Selected Balance Sheet Data:            1998       1997(1)         1996         1995         1994
-------------------------------------------------------------------------------------------------
Working Capital                     $(2,269)       $7,055       $14,812       $7,333       $7,352
Total Assets                          20,735       12,754        23,367       13,788       11,808
Total Liabilities                     10,437        5,144         6,221        3,163        1,544
Long Term Obligations and
Redeemable Preferred Stock             1,543        2,184         4,408        2,267        1,500
Stockholders' Equity                 $10,298       $7,610       $15,646       $9,125       $8,764

(1) The results for the year ended June 30, 1997, are those of the Company and Aplin & Barrett for the period July 1, 1996 through December 11, 1996 and those of the Company only for the full year (see Item 13-Certain Relationships and Related Transactions).

(2) Consolidated Statement of Operations includes the operations of Nutrition 21 from August 11, 1997, the date of acquisition.

(3)   Includes gain of $9.7 million on sale of Aplin & Barrett in fiscal 1997.

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

General

         Historically, the Company's revenues have been attributable primarily to sales of its own products. The Company has acted in the past as selling agent for certain dairy starter culture products of affiliated and non-affiliated companies but discontinued such actions on September 11, 1996. Since the acquisition of Nutrition 21 on August 11, 1997, the Company's revenues have been primarily derived from the sale of nutrition products to manufacturers of vitamin and mineral supplements and to a lesser extent from the sale of Wipe Out Dairy Wipes and Cardia Salt Alternative. The Company has also received royalty income from users of its patented technology and milestone payments from research partners.

         Cost of goods sold includes both direct and indirect manufacturing costs. Research expenses include internal expenditures as well as expenses associated with third party collaborators. Selling, general and administrative expenses include salaries and overheads, third party fees and expenses, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and acquisition-related goodwill and intangible assets, and amortizes them over periods of one to twenty years.

Acquisitions and Divestitures

         On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership. Nutrition 21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. The purchase price for the acquisition was $10,000,000 in cash plus 500,000 restricted shares of Common Stock of the Company, and additional cash payments which are contingent upon the achievement of certain sales levels in the four years following acquisition. The Company will also pay royalties to the sellers on sales of certain patented products. Of the $10 million cash paid at closing, $3.3 million was provided pursuant the Loan Agreement with SSBT and the remainder came from internal working capital. The loan bears interest at SSBT's prime rate plus one percent and is due June 30, 2000.

         The acquisition of Nutrition 21 was accounted for under the purchase method. Based upon the allocation of purchase price, the transaction resulted in $10.7 million of identifiable intangible assets, primarily patents and trademarks, and $1.0 million of goodwill. These amounts include approximately $2.5 million of identifiable intangible assets and $.2 million of goodwill recorded in connection with amounts due under a contingency consideration clause in the Nutrition 21 purchase agreement. As additional contingency consideration is earned, the Company will allocate these amounts in accordance with the original purchase price allocation. The Company is amortizing the goodwill over 15 years and amortizing the identifiable intangible assets over their useful economic lives, which range from three to 15 years.

         The Company completed the sale of A&B to Burns Philp on December 12, 1996. As a result, the operations of A&B are included in the financial statements through that date. Key terms of the transaction included the payment to the Company of $13.5 million in cash and the return of 2.42 million shares of the Company's common stock held by Burns Philp. In addition, Burns Philp provided the Company with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. As of June 30, 1998, the Company has not utilized the revolving line of credit from Burns Philp. The Company recorded a gain of $9.7 million in fiscal 1997 related to the sale of A&B. At June 30, 1998, Burns Philip owns approximately 37% of the Company's Common Stock. See "Item 12 -Security Ownership of Certain Beneficial Owners and Management."

Results of Operations

         The Company has an accumulated deficit due primarily due to historical operating losses, the write-off of purchased goodwill (amortized over five years from 1986 - 1990) and purchased research and development costs (written-off in the year ended June 30, 1993).

Three years ended June 30, 1998

Revenues

         Revenues were $20.8, $11.3 and $16.0 million in the year ended June 30, 1998 ("fiscal 1998"), the year ended June 30, 1997 ("fiscal 1997"), and the year ended June 30, 1996 (fiscal 1996"), respectively, representing an increase of 84% in fiscal 1998 from fiscal 1997 and a decrease of 30% in fiscal 1997 from fiscal 1996.

         The increase in revenue of $9.5 million in fiscal 1998 from fiscal 1997 is primarily attributable to the acquisition of Nutrition 21 which generated $18.6 million in revenues in fiscal 1998 but was not included in the Company's financial statements for fiscal 1997, as it was acquired by the company on August 11, 1997. Fiscal 1997 results included $6.0 million of revenue from A&B but no revenue was recorded for A&B in 1998 as this business was sold on December 12, 1996. Sales of other products decreased in fiscal 1998 from fiscal 1997 by a net amount of $3.5 million, primarily due to a change in marketing and distribution strategy for Cardia Salt Alternative.

         Revenues decreased to $11.3 million in fiscal 1997 from $16.0 million in fiscal 1996, a reduction of $4.7 million. Of the total decline, $7.4 million was attributable to reduced revenue from A&B due to the divestiture of the business on December 12, 1996. A further $0.9 million decline was due to lower receipts of milestone and research payments from third party research collaborators. These declines were partially offset by sales of new products launched in fiscal 1996 which increased $3.6 million during the year primarily attributable to increases in Cardia Salt Alternative ($2.9 million) and Wipe Out Dairy Wipes ($.7 million).

Cost of Goods Sold

         Cost of goods sold were $3.0, $5.0 and $6.4 million in fiscal 1998, fiscal 1997, fiscal 1996, respectively, representing a decrease of 41% in fiscal 1998 from fiscal 1997 and a decrease of 21% in fiscal 1997 from fiscal 1996. Cost of goods sold as a percentage of revenue was 14%, 44% and 40% in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

         The reduction in cost of goods sold in fiscal 1998 in absolute amount and percentage of revenue is attributable primarily to a change in the sales mix from fiscal 1997. Nutrition 21 products, which comprised a large majority of fiscal 1998 revenue, have an average cost of goods of approximately 10%. In fiscal 1997, cost of goods sold on A&B products, which comprised 53% of total revenue, were approximately 40% of revenue. In both fiscal 1998 and fiscal 1997, the Company's other products had cost of goods ranging from 50% to 90% of revenue.

         Cost of goods sold declined 21% in fiscal 1997 from the fiscal 1996. As a percentage of revenues, it increased to 44% in fiscal 1997, compared to 40% in fiscal 1996, due principally to the higher costs associated with production of animal health products.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") were $12.1, $17.3 million, and $11.2 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, representing a decrease of 30% in fiscal 1998 from fiscal 1997 and an increase of 54% in fiscal 1997 from fiscal 1996. SG&A as a percentage of revenue was 58%,153%, and 70% in fiscal 1998, fiscal 1997, and fiscal 1996, respectively.

         The main component of the decrease in SG&A in fiscal 1998 was a decrease in marketing and sales expenditures of $6.3 million related to reductions and refocusing of marketing and promotional expenses in support of Cardia Salt Alternative and Wipe Out Dairy Wipes, offset somewhat by increased marketing and promotional expenses related to Nutrition 21.

         The main component of the increase in SG&A in fiscal 1997 was marketing and sales expenditures incurred in support of the launch of two new products: Cardia Salt Alternative and

Wipe Out Dairy Wipes. SG&A costs principally representing marketing and promotional expenditures attributable to Cardia Salt Alternative were $10.3 million and $3.1 million in fiscal 1997 and fiscal 1996, respectively. SG&A costs representing marketing and promotional expenditures attributable to Wipe Out Dairy Wipes were $1.3 million and $0.7 million in fiscal 1997 and fiscal 1996, respectively.

Research Expenses

         Research and development expenses were $2.7, $4.8 million, and $2.3 million, in fiscal 1998, fiscal 1997, and fiscal 1996, respectively, representing a decrease of 44% in fiscal 1998 from fiscal 1997 and an increase of 111% in fiscal 1997 from fiscal 1996. Research and development expenses as a percentage of revenue were 13%, 43% and 14% in fiscal 1998, 1997, and 1996, respectively.

         The decrease in expenses in fiscal 1998 from fiscal 1997 is due to the Company's decision to reduce research activities related to the infectious disease drug business. The increases in expenses in fiscal 1997 and fiscal 1996 were related to added spending to support ongoing programs. Research spending in fiscal 1997 increased $1.7 million for pharmaceutical products and $0.8 million for Cardia Salt Alternative. Research spending in fiscal 1996 increased $0.5 million for pharmaceutical products.

Operating Income/(Loss)

         The Company had operating income of $1.5 million in fiscal 1998 compared to operating losses of $16.6 million in fiscal 1997 and $4.6 million in fiscal 1996.

         The Company became profitable in fiscal 1998 due to revenues from Nutrition 21 and by reducing marketing and sales expenses as well as research and development costs.

         The $12.0 million increase in operating loss in fiscal 1997 over fiscal 1996 was a result of increased expenditures in the areas of SG&A and research referred to above, and reduced revenue due primarily to the sale of A&B. A&B contributed operating profits of $0.5 million and $3.4 million in fiscal 1997 and fiscal 1996, respectively.

Income/(Loss) Before Income Taxes

         The Company had income before income taxes of $1.2 million in fiscal 1998, compared with a loss before income taxes of $6.7 million in fiscal 1997 (or a loss of $16.3 million from continuing operations excluding a gain of $9.7 million on the sale of A&B). The Company's income before income taxes is a result of revenues from Nutrition 21 and a reduction in expenses relating to marketing and sales as well as research and development.

         The Company had a loss before tax expense of $6.7 million in fiscal 1997 (including the $9.7 million gain referred to above), compared with a loss of $4.4 million in fiscal 1996. The increase in the loss was a result of increased expenditures in the areas of SG&A and research referred to above and reduced revenue due to the sale of A&B.

Tax Expense

         The Company had tax expense of $0.1 million in fiscal 1998 primarily due to state income taxes and federal alternative minimum taxes. The Company had a tax expense of $.2 million in fiscal 1997, despite having a loss before tax expense, because of profits generated from A&B, its UK subsidiary, prior to the sale on December 12, 1996.

         Refer to Note 15 of the Notes to the Consolidated Financial Statements for a further analysis of taxes.

Basic and Diluted Loss Per Share

         In fiscal 1998, the Company reported a basic and diluted loss per share of $0.04 despite recording net income of $1.1 million. The calculation of basic and diluted loss per share includes deductions from net income for accrued preferred dividends ($.4 million) as well as a conversion discount on preferred stock previously issued by the Company ($1.5 million) which result in a loss per share. It is anticipated that the accrual of preferred stock dividends will continue to impact basic and diluted loss per share calculations. In addition, further conversion discount will be recorded if the Company's common stock price exceeds $3.00 per share.

Fourth Quarter Results

         Revenues in the fourth quarter of fiscal 1998 were $6.4 million, an increase of $5.6 million from the corresponding quarter of fiscal 1997. This increase was primarily due to revenues from the sale of nutrition products from Nutrition 21. The Company's revenues from products other than Nutrition 21 were approximately $1.4 million, an increase of $0.6 million or 75% as compared to the corresponding quarter of fiscal 1997.

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

Liquidity and Capital Resources

         As of June 30, 1998, the Company had a working capital deficit of $2.3 million. Cash and cash equivalents were $2.1 million. The Company continues to take steps to improve its working capital position by increasing sales from existing businesses and reducing operating expenses. With the closing of the AHP transaction (discussed below), the Company has restored a working capital surplus. On June 30, 1997, working capital was $7.1 million, which included cash and cash equivalents of $8.6 million. The $7.1 million of working capital came primarily from the sale of A&B in December 1996. A substantial portion of the cash on hand was used in the acquisition of Nutrition 21 in August 1997.

         On September 17, 1998, the Company entered into a strategic alliance with American Home Products Corporation ("AHP") for retail distribution of the Company's proprietary nutrition products. As part of the alliance, Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(R) Salt Alternative under the "Cardia" trademark in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. In addition, AHP agreed to make equity investments in newly issued shares of the Company's common stock. On October 8, 1998, AHP paid $1.15 per share, or a total of $4 million, for 3,478,261 shares of newly issued common stock. Also on October 8, 1998, the Company received an upfront payment of $1 million from AHP for the rights and options granted under the agreement.. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.

         As of June 30, 1998, the Company had a term loan balance of $2.4 million with SSBT. The Company had originally borrowed $3.3 million from SSBT to fund the acquisition of Nutrition 21. At December 31, 1997, the Company refinanced the then existing $2.8 million balance of the loan. Under the revised terms, the Company received a $2.8 million term loan which is being amortized through monthly payments of principal and interest over a 30 month period at an interest rate equal to the prime rate plus one percent. SSBT also continues to provide a revolving credit line, based upon the level of inventory and receivables, of up to $4 million. All amounts owing under the term loan and the revolving credit line are due by June 30, 2000, the expiration date of the credit line. The Company had a zero balance under the revolving credit line both as of June 30, l998 and as of the date of filing of this Form 10K.

         The Company reinvested the proceeds from the sale of A&B into the acquisition of Nutrition 21, which has thus far generated revenues greater than those lost as a result of the sale of A&B. In connection with the sale of A&B, Burns Philp provided the Company with a revolving credit line of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, l999. Borrowings under this credit line will accrue interest at a rate equal to the prime rate set from time to time by Citibank. To date the Company has not borrowed any amounts under this credit line, nor is it determinable at this time whether the future performance of the food preservative business would result in the forgiveness of any debt.

         With respect to the acquisition of Nutrition 21, at June 30, 1998 the Company recorded on its balance sheet a then current liability of $2.7 million in respect of a contingent payment due in September 1999 to the former owners of Nutrition 21 as provided for in the acquisition agreement. On September 30, l998 the Company paid the former owners of Nutrition 21 approximately $3.3 million representing the full amount of the contingent payment due for the 12 month period September 1997 through August 1998. The Company utilized cash generated from operations to satisfy the contingent payment obligation.

         In April 1998, the Company replaced royalty agreements with two individuals who assisted the prior owners of Nutrition 21 in the development of chromium picolinate, with consulting agreements of equal term. Each consulting agreement provides for the retention by each individual of 100,000 shares of common stock issued under the prior royalty agreements and for cash payments totaling $0.7 million (or $1.4 million for both individuals) to be paid quarterly through August 2000. Payments under the prior royalty agreements were to be made in additional common stock dependent upon future net revenues from chromium picolinate. (Under the consulting agreements, cash payments totaling $200,000 were made in fiscal 1998 and total future payments will be as follows: $450,000 in fiscal 1999, $650,000 in fiscal 2000, and $100,000 in fiscal 2001, for a total of $1.4 million as noted above). The cost of the common stock issued to the individuals is being amortized over the life of the agreements.

         In conjunction with the relocation of the Company's headquarters operations in September 1998 to Purchase, NY, the Company received $0.4 million when it vacated the prior premises. The Company is utilizing those funds to pay the costs associated with the relocation and does not expect to use funds from operations for this purpose. The Company is also relocating its laboratory facilities which were formerly in Tarrytown, NY. The total annual rent for the new facilities is less than that for the prior facilities.

         In March 1996, the Company entered into an agreement with NSK, under which NSK agreed to provide research funding and equity and debt financing in return for exclusive rights to certain nisin based drug products in Japan and certain other Asian countries. In conjunction with that agreement, NSK invested $2 million in the Company's Common Stock and loaned the Company another $2 million which can be repaid, at the Company's option, with the Company's Common Stock upon meeting certain milestones. The Company has advised NSK that one milestone, FDA acceptance of its Investigational New Drug application for diseases of the colon, has been met and as a result, the Company intends to repay $1 million of the loan with its Common Stock and $1 million in cash from operating activities. The loan is payable in full in March 1999.

         The Company's primary sources of financing are cash generated from continuing operations and the SSBT revolving line of credit. The availability under the SSBT revolving line of credit is based on the Company's accounts receivable and inventory. At June 30, l998, the Company had a zero balance under this line. The Company believes that cash generated from operations and under the line of credit will provide sufficient liquidity to fund operations. The

Company continues to eliminate expenditures that are not critical to the process of generating sales.

         However, future acquisition activities and any increases in research and development expenses over the present level may require additional funds. Also, the Company is obligated to repay the borrowings to SSBT in June 2000. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on reasonable terms.

Year 2000

         The Company is analyzing the nature and extent of work required to make its products, systems and infrastructure Year 2000 compliant. The Company uses a number of computer software programs and operating systems in its internal operations, including applications in financial business systems, product development, marketing and various other administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming year "2000", some level of modification or possibly replacement of such applications may be necessary. The Company is also asking its suppliers to determine whether there are any Year 2000 problems which could affect the Company, and to provide assurances that they will not permit a Year 2000 problem to interfere with performance under agreements with the Company. To the extent that the Company is uncertain as to its suppliers compliance, it may choose to increase certain key product inventories during 1999 to assure continuity of operations. The Company continues to evaluate the estimated costs associated with its Year 2000 compliance efforts. While these efforts involve some additional costs, the Company believes, based on available information, that it will be able to manage it total Year 2000 transition without material adverse effect on its business, financial condition, or operating results.

Recently issued accounting standards

         The Company adopted, effective January 1, 1998, SFAS No. 128 "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. In February 1998, the FASB issued SFAS No. 132 "Employers Disclosures About Pensions and Other Post-Retirement Benefits." These three statements are effective for financial statements for annual periods beginning after December 15, l997. It is not expected that the adoption of these statements will have a material impact on the Company's financial position or operating results.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." These three statements are effective for all fiscal quarters in fiscal years beginning after June 15, 1999. It is not expected that adoption of this statement will have a material impact on the Company's financial position or operating results.

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

                                   PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company are as follows:


                                     Year Joined
       Name and Age                  Company             Position
--------------------------------------------------------------------------------------
Fredric D. Price (52)                1994                President, Chief
                                                         Executive Officer,
                                                         and Director

Robert E. Flynn (65)                 1996                Chairman of the Board

P. George Benson, PhD (52)           1998                Director

Lawrence W. Chakrin, PhD (59)        1998                Vice President, Product
                                                         Development

Audrey T. Cross, PhD (53)            1995                Director

Jonathan de la Harpe, PhD (53)       1997                Vice President, Technical
                                                         Operations

Alan V. Gallantar (40)               1998                Treasurer and Controller

Victor Moreno, PhD (60)              1997                Vice President, and President,
                                                         Nutrition 21

Steven Morvay (44)                   1998                Vice President, Marketing and
                                                         Sales

Marvin Moser, MD (74)                1997                Director

Robert E. Pollack, PhD (58)          1995                Director

Gerald A. Shapiro (51)               1998                Vice President, Finance and
                                                         Administration and Chief
                                                         Financial Officer

Benjamin T. Sporn (60)               1986                Senior Vice President,
                                                         General Counsel and
                                                         Secretary

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

         P. George Benson, PhD, was elected a Director of the Company in July 1998. Dr. Benson is Dean of the Terry College of Business and holds the Simon
S. Selig, Jr. Chair for Economic Growth at the University of Georgia. Dr. Benson was previously the Dean of the Faculty of Management at Rutgers University and a professor of decision sciences at the Carlson School of Management of the University of Minnesota. In 1997, he was appointed by the U.S. Secretary of Commerce to a three year term as one of the nine judges for the Malcolm Baldrige National Quality Award. In 1996, Business News New Jersey named Dr. Benson one of New Jersey's "Top 100 Business People". He received a BS from Bucknell University and a PhD in decision sciences from the University of Florida.

         Lawrence W. Chakrin, PhD, was appointed Vice President, Product Development, in March 1998. From 1990 until 1998, he was head of LWC Consulting, a company which provided consulting services to the biotechnology and pharmaceutical industries. Previously, he served as President of The University City Science Center from 1988 to 1990, and was head of the Sterling Drug Company's Worldwide Research and Development Group from 1980 to 1988. Dr. Chakrin has more than 100 publications and several patented inventions. He received a BS in Pharmacy from Long Island University, Brooklyn College of Pharmacy and a PhD in Pharmacology from the University of Minnesota.

         Audrey T. Cross, PhD, was elected a Director of the Company in January 1995. Dr.

Cross has been Associate Clinical Professor at the Institute of Human Nutrition at the School of Public Health of Columbia University since 1988. She also works as a consultant in the areas of nutrition and health policy. She has served as a special assistant to the United States Secretary of Agriculture as Coordinator for Human Nutrition Policy and has worked with both the United States Senate and the California State Senate on nutrition policy matters. Dr. Cross received a BS in dietetics, a Master of Public Health in nutrition and a PhD from the University of California at Berkeley, and a JD from the Hastings College of Law at the University of California at San Francisco.

         Jonathan de la Harpe, PhD, was appointed Vice President, Technical Operations, of the Company in February 1998. Dr. de la Harpe has been on the staff at AMBI since 1989, holding positions as Group Leader, Analytical and Biochemistry; Program Manager; Senior Manager, Product Development; and Director of Technical Operations, Pharmaceutical Products. In the years 1981 to 1988, Dr. de la Harpe held positions as Post-doctoral Fellow and later Research Associate at The Rockefeller University, and as Assistant Professor at Cornell University Medical College. During this period, Dr. de la Harpe also held positions as a Visiting Scientist at Genentech Inc., and Scientist at the Friedrich Miescher Institute in Basel, Switzerland. Dr. de la Harpe holds a BSc (Hons) and PhD from the University of Cape Town, South Africa.

         Alan Gallantar was appointed Treasurer and Controller of the Company in March 1998. For the five years prior to joining the Company, he was Chief Financial Officer of Bradley Pharmaceuticals, Inc. Previously, he held a series of increasingly important financial positions with PaineWebber, Inc. and the Chase Manhattan Bank, N.A. He holds a BA from Queens College and is a Certified Public Accountant.

         Victor Moreno, PhD, was appointed Vice President of the Company in February 1998. Dr. Moreno is currently and has been for the four years prior, President of Nutrition 21. From 1991 to 1993, he was Vice President responsible for worldwide research and development for Mead Johnson Nutritional Group, a division of Bristol Myers Squibb. From 1969 to 1991, he held senior management positions with Proctor & Gamble, Richardson Vicks, Nestle and General Foods. Dr. Moreno received a BS and a PhD in Food Science and Biochemistry from Cornell University.

         Steven Morvay was appointed Vice President, Marketing and Sales of the Company in July 1998. Prior to joining the Company, Mr. Morvay was President of Collier Newfield Publications and has spent more than 20 years in consumer marketing, including direct marketing as well as general marketing management. His experience encompasses senior positions at "brand name" companies such as Waldenbooks and Home Box Office as well as advertising agencies such as Saatchi & Saatchi Direct and Olgilvy & Mather Direct. He hold a BSc from the Newhouse School of Public Communication at Syracuse University.

         Marvin Moser, MD was elected to the Board of Directors in October 1997. He is clinical professor of medicine at Yale and senior medical consultant at the National High Blood Pressure

Education Program of the National Heart, Lung and Blood Institute. Dr. Moser's work has focused on non pharmacological approaches to the prevention and control of hypertension and he has published extensively on this subject with over 300 publications. He has contributed to over 30 books and numerous physician and patient education programs. Dr. Moser is also a member of the Board of The Third Avenue Value Funds. Dr. Moser holds a BA from Cornell University and an MD from Downstate University College of Medicine.

         Robert E. Pollack, PhD, was elected a Director of the Company in January 1995. Dr. Pollack has been a Professor of Biological Sciences at Columbia University since 1978. In addition, from 1982 to 1989 he was Dean of Columbia College. Prior thereto he was Professor of Microbiology at the State University of New York School of Medicine at Stony Brook, Senior Scientist at Cold Spring Harbor Laboratory, Special NIH fellow at the Weizmann Institute in Israel, and NIH Fellow in the Department of Pathology at New York University School of Medicine. He is the author of more than one hundred research papers on the molecular biology of viral oncogenesis, a dozen articles in the popular press, and three books. He received a BA in physics from Columbia University and a PhD in biology from Brandeis University.

         Gerald A. Shapiro was appointed Vice President, Finance and Administration & Chief Financial Officer of the Company in March 1998. From 1996 to 1998, Mr. Shapiro was Managing Director in the Corporate Finance practice at KPMG Peat Marwick, LLP, specializing in merger and acquisition activities. From 1995 to 1996, he was a Vice President in the Equity Capital Group of GE Capital Services and also served as Chief Operating Officer and Director of Shoe-Town, Inc., a GE Capital unit. From 1991 to 1995, Mr. Shapiro was a Managing Director in the healthcare investment banking group at Furman Selz LLC, concentrating on pharmaceutical and medical devices. Prior to that, he held senior executive positions at Equitable Capital Management Corporation and ITT Corporation with primary focus on mergers and acquisitions. Mr. Shapiro received a BSEE from City College of New York and an MBA from the Columbia University Graduate School of Business.

         Benjamin T. Sporn has been legal counsel to the Company since 1990 and has served as Secretary of the Company since 1986, and was appointed Senior Vice President and General Counsel in February 1998. He was an attorney with AT&T from 1964 until December 1989 when he retired from AT&T as a General Attorney for Intellectual Property Matters. Mr. Sporn was a director of the Company from 1986 until 1994. He received a BSE degree from Rensselaer Polytechnic Institute and a JD degree from American University.

         The directors serve for a term of one year and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors. There are no family relationships among directors or executive officers.

Arrangements Regarding the Election of Directors

         In connection with the sale on December 12, 1996 of A&B to BP, BP agreed that for a period of two years and so long as BP owns at least 10% of the Companyis outstanding common stock, BP will vote its shares in favor of Fredric D. Price and one nominee of Fredric D. Price for election to the Company's Board. So long as BP owns at least 20% of the Company's outstanding common stock, BP is entitled to nominate one member for election to the Company's Board. See Item
13. Certain Relationships and Related Transactions.

Committees of the Board of Directors

         The Company has an audit committee consisting of Mr. Flynn and Dr. Moser. In addition, the Company has a compensation committee consisting of Dr. Cross, Mr. Flynn and Dr. Pollack. During the year ended June 30, 1998, the audit committee met one time, and the compensation committee met two times.

Scientific Advisory Board

         The Company has certain scientific advisors with expertise in areas of benefit to the Company, who serve on its Scientific Advisory Board and consult with the Company concerning the Company's research and development programs.

         Following are members of the Scientific Advisory Board working with the Company:

         Robert E. Pollack, PhD - Dr. Pollack has been a Professor of Biological Sciences at Columbia University since 1978. In addition, from 1982 to 1989 he was Dean of Columbia College. Prior thereto he was Professor of Microbiology at the State University of New York School of Medicine at Stony Brook, Senior Scientist at Cold Spring Harbor Laboratory, Special NIH fellow at the Weizmann Institute in Israel, and NIH Fellow in the Department of Pathology at New York University School of Medicine. He is the author of more than one hundred research papers on the molecular biology of viral oncogenesis, a dozen articles in the popular press, and three books. He received a BA in physics from Columbia University and a PhD in biology from Brandeis University.

         Gordon Archer, MD - Dr. Archer is Chairman, Division of Infectious Diseases, and Professor of Medicine and Microbiology/Immunology at Virginia Commonwealth University, Medical College of Virginia. He is an authority on resistance of staphylococci to antimicrobial agents and has focused his research on development of innovative chemotherapeutic approaches to treating infectious diseases. Dr. Archer is the author of more than 75 scientific papers and book chapters and the editor of a definitive text on staphylococcal diseases. He holds a BA from Washington and Lee University and an MD from the University of Virginia Medical School.

         Edward Goldberg, PhD - Dr. Goldberg is professor of molecular biology and microbiology at the Tufts University School of Medicine, Dentistry and Veterinarian Medicine. He is an authority on the mechanism of recognition and infection of bacteria by viruses. He has also done extensive research on the genetics, structure and function of ion exchanges related to bacterial pH control and multi drug antiporters in bacteria . He holds a BA in Chemistry from

Columbia University and a PhD in Biology from Johns Hopkins University.

         Richard Novick, MD - Dr. Novick is professor of medicine and microbiology at New York University Medical School and an Investigator at the Skirball Institute for Biomolecular Medicine. During a postdoctoral fellowship at the National Institute for Medical Research in Mill Hill, England, he discovered the first plasmids in Staphylococci, those responsible for penicillin resistance. Dr. Novick holds a BS from Yale University and an MD with honors in Microbiology from New York University Medical School.

         Marvin Moser, MD - Dr. Moser is clinical professor of medicine at Yale and senior medical consultant at the National High Blood Pressure Education Program of the National Heart, Lung and Blood Institute. Dr. Moser's work has focused on non pharmacological approaches to the prevention and control of hypertension and he has published extensively on this subject with over 300 publications. He has contributed to over 30 books and numerous physician and patient education programs. Dr. Moser holds a BA from Cornell University and an MD from Downstate University College of Medicine.

         Stephen R. Peikin, MD - Dr. Peikin is professor of medicine and head of the division of gastroenterology and liver diseases at Cooper Hospital Medical Center, the Robert Wood Johnson Medical School, Camden, New Jersey. He is an authority on the release of the hormone cholecystokinin and its effects on satiety. He is the holder of a US patent on a method of stimulating satiety through the administration of an oral trypsin inhibitor. He holds a BA from Temple University and an MD from the Thomas Jefferson University.

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

Item 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended June 30, 1998 (i) to its Chief Executive Officer and (ii) to the four highest paid employees of the Company whose cash compensation exceeded $100,000 per year in any such year (other than the individuals listed in the table, no employee of the Company or of its former A&B subsidiary received compensation in excess of $100,000):

                       SUMMARY COMPENSATION TABLE (1)(2)

Name and Principal                                                                                Long-Term
Position                                            Annual Compensation                           Compensation
         (a)                            (b)               (c)                 (d)                     (e)
                                 -----------------------------------------------------------------------------------
                                      Period            Salary ($)           Bonus ($)            Securities
                                                                                                  Underlying
                                                                                                Options/SARs (#)
--------------------------------------------------------------------------------------------------------------------
Fredric Price, President,        7/1/95 - 6/30/96         260,000            21,000
Chief Executive Officer and
Director                         7/1/96 - 6/30/97         275,000            90,000                   35,000
                                 7/1/97 - 6/30/98         275,000            75,000                  465,000

Jonathan de la Harpe, Vice       7/1/95 -6/30/96           85,000
President, Technical Operations  7/1/96 - 6/30/97          89,000                                     10,000
                                 7/1/97 - 6/30/98         113,000                                     10,000

Victor Moreno, Vice President,   8/11/97 - 6/30/98        137,000                                     90,000
and President Nutrition 21 (3)

Solomon Mowshowitz, Vice         1/15/96 - 6/30/96         62,000                                     46,000
President- Research and          7/1/96 - 6/30/97         140,000                                     15,000
Development (4)                  7/1/97 - 6/30/98         106,000                                     10,000

Benjamin T. Sporn, Senior Vice   7/1/95 -6/30/96          120,000
President, General Counsel       7/1/96 - 6/30/97         127,500             5,000                   42,500
and Secretary                    7/1/97 - 6/30/98         147,000                                     15,000

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

(3)      Mr. Moreno joined the Company on August 11, 1997.

(4)      Mr. Mowshowitz's employment with the Company terminated June 28, 1998.

         None of the individuals listed above received any long-term incentive plan awards during the fiscal year.

Employment Agreements

         The Company entered into an employment agreement, effective September 1994, with Fredric Price, which was amended and restated on April 1, 1998. The agreement has a three year term which ends on March 31, 2001, and provides for an annual salary of $275,000 and the forgiveness of one-third of a $59,500 loan on March 31 of each year of the term so long as Mr. Price is then employed by the Company. See table of Option/SAR Grants in Last Fiscal Year for information on certain stock options which have been granted to Mr. Price under the employment agreement. Although employment under the agreement is at will, if employment is terminated by the Company under certain circumstances, Mr. Price will receive one year's salary in a single payment, certain benefits will continue for twelve months after termination, and all of Mr. Price's stock options will vest.

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

         The following tables set forth information as of June 30, 1998 with regard to options granted (i) to the Company's Chief Executive Officer, and
(ii) to other officers of the Company named in the Summary Compensation Table.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                         Potential Realizable Value At
                                  Individual Grants                                         Assumed Annual Rates Of
                                                                                         Stock Price Appreciation For
                                                                                                  Option Term
----------------------------------------------------------------------------------------------------------------------
                                                Percent Of
                                Number Of          Total
                                Securities        Options      Exercise
                                Underlying      Granted To     Of Base
                                 Options       Employees In      Price     Expiration
            Name               Granted (#)      Fiscal Year      ($/Sh)       Date          5% ($)          10% ($)
            (a)                    (b)              (c)           (d)          (e)            (f)             (g)
----------------------------- --------------- ---------------- ----------- ------------ ---------------- ---------------
A.  Jonathan de la Harpe          10,000           0.69        $2.25           (1)         $10,822        $26,170

B.  Victor Moreno                 90,000           6.27        $2.4375         (1)         $105,514        $255,158

C.  Solomon Mowshowitz            10,000           0.69        $2.25           (2)         $1,708          $3,458

D.  Fredric D. Price             465,000          32.42        $1.9375         (3)         $367,778        $860,055

E.  Benjamin T. Sporn             15,000           1.05        $2.25           (1)         $16,233         $39,255

(1) Vesting 20% per year; expiration the earlier of 5 years from vesting or 89 days after termination of employment.

(2)  Vested and expire December 31, 1998.

(3) Vesting 33.33% per year; expiration the earlier of 5 years from vesting or 89 days after termination of employment.


 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                               Individual Grants

--------------------------------------------------------------------------------------------------------------------
   (a)             (b)              (c)                       (d)                                  (e)
   Name      Shares Acquired       Value        Number of Unexercised Options at    Value of Unexercised In-the-Money
             in Exercise (#)    realized ($)               FY-End (#)                       Options at FY-End
                                                ---------------------------------------------------------------------
                                                 Exercisable       Unexercisable      Exercisable       Unexercisable
------------ ----------------- --------------- ---------------- ------------------ ------------------ ---------------
Jonathan de               0               0           25,000             18,000                 0                  0
la Harpe

Victor                    0               0                0             90,000                 0                  0
Moreno

Solomon                   0               0           71,000                  0                 0                  0
Mowshowitz

Fredric                   0               0          307,000            693,000                 0                  0
Price

Benjamin                  0               0           83,500             49,000                 0                  0
T. Sporn

Pension Plans

    AMBI Inc.

         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees, a non-contributory pension plan (the "Pension Plan") maintained by Burns Philp as long as Burns Philp maintains the Pension Plan and owns at least 20% of the Company's outstanding Common Stock. Burns Philp currently holds approximately 31% of the Company's outstanding Common Stock. Assuming retirement at age 65, the Pension Plan provides benefits equal to the greater of (a) 1.1% of the employee's final average earnings multiplied by the employee's final average earnings in excess of the average of the contribution and the benefit basis in effect under Section 230 of the Social Security Act for each year in the 35-year period ending with the year of Social Security retirement age, multiplied by the employee's years of credited service up to 35, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan or (b) $24 multiplied by the number of years of credited service up to 25 years plus $12 multiplied by the years of employment from 26-40 years, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan. The "final average earnings" are the average monthly earnings during the five highest-paid consecutive calendar years within the last ten calendar years of credited service with the Company. Earnings include the salary and bonus listed in the summary compensation table. Earnings which may be considered under the Pension Plan are limited to $160,000 per year subject to annual cost of living adjustments as determined by the IRS.

         The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 1998 and a single life annuity benefit, according to years of credited service and final average earnings. The benefits listed are not subject to any deduction for Social Security or other offset amounts.

                           Years of Credited Service

final average
earnings          15           20           25          30           35
-------------------------------------------------------------------------------

$25,000           $4,320       $5,760       $7,200      $8,160       $9,600

$50,000           $10,080      $13,440      $16,800     $20,160      $23,500

$75,000           $16,560      $22,000      $27,720     $33,240      $38,760

$100,000          $23,160      $30,840      $38,640     $46,320      $54,120

$150,000          $36,240      $48,360      $60,480     $72,600      $84,720

$160,000          $38,880      $51,840      $64,720     $77,880      $90,840
and up

         Jonathan de la Harpe, Victor Moreno, Solomon Mowshowitz, Benjamin Sporn and Fredric Price each have 6.0, 0.875, 2.5, 6.0 and 3.75 years, respectively, of credited service under the Pension Plan as of June 30, 1998, and, at age 65, would have approximately 18, 5, 12, 10, and 17 years of credited service, respectively.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from July 1, 1997 through June 30, 1998 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Compensation Committee Interlocks and Insider Participation

         The Board of Directors determines executive compensation taking into consideration recommendations of the Compensation Committee. No member of the Company's Board of directors is an executive officer of a company whose compensation committee or board of directors includes an executive officer of the Company.

Director Compensation

         Non-management Directors each receive a quarterly director's fee of $1,800 and the Chairman of the Board receives a quarterly director's fee of $3,600. Each also receives $500 for each meeting of the Board attended in person, $250 for each meeting of the Board attended telephonically, and each receives annually options to acquire 10,000 shares of Common Stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table sets forth, as of October 8, 1998, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 4 Manhattanville Road, Purchase, New York 10577-2197.

                  Shares Owned Beneficially and of Record (1)

Name and Address                      No. of Shares             % of Total
----------------                      -------------             ----------
Fredric D. Price (2)                     444,651                  1.72

Robert E. Flynn (3)                       82,000                  *

P. George Benson (4)                      10,000                  *

Lawrence W. Chakrin                            0                  0

Audrey T. Cross (5)                       44,000                  *

Jon de la Harpe (4)                       27,000                  *

Alan Gallantar                                 0                  0

Marvin Moser (4)                          55,000                  *

Victor Moreno (4)                         18,000                  *

Robert E. Pollack (4)                     50,000                  *

Gerald A. Shapiro                              0                  0

Benjamin Sporn (6)                       117,125                  *

American Home Products Corporation     3,478,261                  13.66
5 Giralda Farms
Madison, NJ 07940

Burns Philp & Company Limited (7)      7,763,837                  30.48
7 Bridge Street
Sydney, NSW 2000, Australia

All Officers and Directors               847,776                  3.23
as a Group (10 persons)
(2)(3)(4)(5) and (6)
-----------------------

   * Less than 1%

       (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

       (2) Includes 414,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (3) Includes 80,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (4) Consists of shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (5) Includes 40,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (6) Includes 88,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (7)     Consists of shares owned by subsidiaries.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As of June 30, 1998 BP owned 7,763,837 shares of Common Stock, and continues such Common Stock ownership as of the date hereof.

       On December 12, 1996, the Company completed the sale of its UK-based subsidiary, A&B to BP in accordance with the terms of a Share Purchase Agreement. As part of the transaction, BP has provided the Company with a revolving line of credit of up to $2.5 million. Any borrowings under this line of credit can be forgiven under certain circumstances. As of the date of filing this Form 10-K, no amount has been drawn under this line of credit.

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

       In connection with the transaction, the Company and BP entered into an Investorsi Rights Agreement pursuant to which BP agreed until December 11, 1998, not to acquire, directly or indirectly, the Company's securities, and to refrain from selling the Company's Common Stock, except under certain circumstances through underwritten public offerings and private placement transactions. Until December 11, 1998 and so long as BP owns at least 10% of the Companyis outstanding common stock, BP will vote its shares in favor of Fredric D. Price and one nominee of Fredric D. Price for election to the Companyis Board. So long as BP owns at least 20% of the Company's outstanding common stock, BP is entitled to nominate one member for election to the Company's Board.

       As of the date of sale, two of the Company's Board members were representatives of BP. BP's Board representatives did not participate in the vote of the Company's Board which approved the sale of A&B to BP. As a result of the sale, BP's representation on Registrant's Board of Directors was reduced from two members to one member. Currently, BP has not nominated a member for election to the Company's Board. The amount of consideration for the sale was arrived at through arms-length negotiation and a fairness opinion was obtained.

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

       (b)                        Reports on Form 8-K

       The Company filed a Report on Form 8-K relating to Series C and Series D Preferred Stock (filed on May 28, 1998).

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMBI INC.

                                          By:  /s/ Fredric D. Price
                                               --------------------
                                          Fredric D. Price, President,
                                          CEO and Director
Dated:  October 8, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of October 8, 1998 by the following persons on behalf of Registrant and in the capacities indicated.

                                          /s/ Fredric D. Price
                                          --------------------
                                          Fredric D. Price, President,
                                          CEO and Director

                                          /s/ Robert E. Flynn
                                          -------------------
                                          Robert Flynn,
                                          Chairman of the Board

                                          /s/ P. George Benson
                                          --------------------
                                          P. George Benson, Director

                                          /s/ Audrey T Cross
                                          ------------------
                                          Audrey T. Cross, Director

                                          /s/ Marvin Moser
                                          ----------------
                                          Marvin Moser, Director

                                          /s/ Robert E. Pollack
                                          ---------------------
                                          Robert E. Pollack, Director

                                          /s/ Gerald A. Shapiro
                                          ---------------------
                                          Gerald A. Shapiro, Chief
                                          Financial Officer

                           AMBI INC. AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      FILED WITH THE ANNUAL REPORT OF THE

                             COMPANY ON FORM 10-K

                                 JUNE 30, 1998

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                               F-2

CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1998 AND 1997                      F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF
         THE YEARS IN THE THREE YEAR PERIOD ENDED JUNE 30, 1998            F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD
         ENDED JUNE 30, 1998                                               F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE
         YEARS IN THE THREE YEAR PERIOD ENDED JUNE 30, 1998                F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-8

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMBI Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                              KPMG Peat Marwick LLP

Stamford, CT
September 28, 1998, except for Note 20
which is as of October 8, 1998

                           AMBI INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                              JUNE 30           JUNE 30
                                                               1998              1997
                                                               ----              ----
ASSETS
Current assets:
      Cash and cash equivalents                                $2,109            $8,615
      Accounts receivable (less
        allowance for doubtful accounts
        of $377 in 1998 and $104 in 1997)                       3,408               390
      Inventories, net                                            695               606
      Prepaid expenses and other current assets                   413               404
                                                              -------           -------

Total current assets                                            6,625            10,015


Property and equipment, net                                       914             1,082
Patent costs and licensed technology
      (net of accumulated amortization of $2,138
      in 1998 and  $862 in 1997)                               11,715             1,584
Goodwill (net of accumulated amortization of $48 in 1998)         950                --
Other assets                                                      531                73
                                                              -------         ---------
TOTAL ASSETS                                                  $20,735           $12,754
                                                              =======           =======



See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                   JUNE 30         JUNE 30
                                                                                    1998            1997
                                                                                    ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Short-term debt, current portion of long-term debt
            and lease obligations                                                 $3,052          $  156
         Accounts payable and accrued expenses                                     2,458           2,464
         Nutrition 21 acquisition payable                                          2,747              --
         Preferred dividends payable                                                 637             340
                                                                                 -------          ------
Total current liabilities                                                          8,894           2,960

Long-term debt and lease obligations, less current portion                         1,543           2,184

TOTAL LIABILITIES                                                                $10,437          $5,144
                                                                                 -------          ------

STOCKHOLDERS' EQUITY:
         Preferred stock, $0.01  par value, authorized 5,000,000 shares;
           Series C convertible preferred, 222 shares  issued and
           outstanding at June 30, 1998 and 1997, respectively
           (aggregate liquidation value  Series C $2,698)                             --              --
           Series D convertible preferred, 22,500 shares and 45,000
           shares issued and outstanding at June 30, 1998 and
           1997, respectively (aggregate liquidation value
           Series D $2,404)                                                           --              --
         Common stock, $0.005 par value, authorized 40,000,000
           shares; 20,898,297 shares and 18,783,342 shares
           issued and outstanding  at June 30, 1998 and 1997,
           respectively                                                              105              94
         Additional paid-in capital                                               54,942          51,416
         Accumulated deficit                                                     (44,749)        (43,900)
                                                                                 -------         -------

TOTAL STOCKHOLDERS' EQUITY                                                       $10,298          $7,610
                                                                                 -------          ------

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $20,735         $12,754
                                                                                 =======         =======


See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                          YEAR ENDED JUNE 30,
                                                           1998                  1997               1996
                                                           ----                  ----               ----
Sales                                                    $20,082               $10,356            $14,157
Other revenues                                               676                   924              1,865
                                                         -------               -------            -------

TOTAL REVENUE                                             20,758                11,280             16,022
Cost of goods sold                                         2,956                 4,998              6,353
                                                         -------               -------            -------

GROSS PROFIT                                              17,802                 6,282              9,669
Selling, general and
  administrative expense                                  12,100                17,312             11,177
Research and development expense                           2,660                 4,833              2,294
Depreciation and amortization                              1,575                   772                819
                                                         -------               -------            -------

OPERATING INCOME/(LOSS)                                    1,467               (16,635)            (4,621)
Foreign exchange gain                                         --                   --                   3
Interest income                                               71                   433                317
Interest expense                                             370                   142                133
Gain on sale of Aplin & Barrett Ltd.                          --                 9,683                 --
                                                         -------               -------            -------

INCOME/(LOSS) BEFORE
  INCOME TAXES                                             1,168                (6,661)            (4,434)
Income taxes                                                 116                   152                285
                                                         -------               -------            -------

NET INCOME/(LOSS)                                         $1,052               $(6,813)           $(4,719)
                                                         =======               =======            =======

BASIC AND DILUTED LOSS
PER SHARE  (Note 12)                                      $(0.04)               $(0.38)            $(0.34)
                                                         =======               =======            =======


See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)



                                                                  Preferred Stock     Preferred Stock       Common Stock
                                                                     Series C            Series D

                                                                  Shares       $    Shares         $      Shares        $
                                                                  ------       -    ------         -      ------        -
Balance at June 30, 1995                                            --       --         --       --    18,176,858       91

Common stock granted to officers                                    --       --         --       --        15,326      --
Common stock issued for cash on exercise of options and warrants    --       --         --       --       533,163        2
Common stock issued for cash under agreement with NSK               --       --         --       --       315,408        2
Preferred stock issued for cash                                     895      --         --       --           --       --
Conversion discount on preferred stock                              --       --         --       --           --       --
Conversion of preferred stock to common
  stock including dividends issued as common stock                 (525)     --         --       --     1,429,021        7
Preferred dividend paid and provided                                --       --         --       --           --       --
Net loss for the year                                               --       --         --       --           --       --
Arising on translation during the year                              --       --         --       --           --       --
                                                                  -----     ---     -------     ---       -------     ---

Balance at June 30, 1996                                            370      --         --       --    20,469,776      102

Common stock granted to officers                                    --       --         --       --        15,326      --
Common stock issued for cash on exercise of options and warrants    --       --         --       --       172,300        1
Preferred stock issued for cash                                     --       --      45,000      --           --       --
Conversion discount on preferred stock                              --       --         --       --           --       --
Common stock retired in connection with the
  sale of Aplin & Barrett Ltd.                                      --       --         --       --    (2,420,000)     (12)
Conversion of preferred stock to common
  stock including dividends issued as common stock                 (148)     --         --       --       545,940        3
Preferred dividend paid and provided                                --       --         --       --           --       --
Net loss for the year                                               --       --         --       --           --       --
Arising on translation during the year                              --       --         --       --           --       --
                                                                  -----     ---     -------     ---       -------     ---
Balance at June 30, 1997                                            222      --      45,000      --    18,783,342       94

Conversion of preferred stock to common  stock including
dividends issued as common stock                                    --       --     (22,500)     --     1,414,955        7
Conversion discount on preferred stock                              --       --         --       --           --        --
Common  stock issued for Nutrition 21 acquisition                   --       --         --       --       500,000        3
Common  stock issued for Nutrition 21 consulting agreements         --       --         --       --       200,000        1
Preferred dividends paid and provided                               --       --         --       --           --        --
Financing cost of warrants issued to State Street Bank              --       --         --       --           --        --
Compensation related to issuance of  stock options                  --       --         --       --           --        --
Net income for  the year                                            --       --         --       --           --        --
                                                                  -----     ---     -------     ---       -------     ----
Balance at June 30, 1998                                            222      $--     22,500     $--    20,898,297     $105
                                                                    ===      ===     ======     ===    ==========     ====



                                                                   Additional Accumulated   Currency
                                                                     Paid-In    Deficit    Translation
                                                                     Capital               Adjustment    TOTAL
                                                                        $          $            $          $
                                                                        -          -            -          -
Balance at June 30, 1995                                             39,500     (29,958)      (508)      9,125

Common stock granted to officers                                        --          --         --          --
Common stock issued for cash on exercise of options and warrants      1,513         --         --        1,515
Common stock issued for cash under agreement with NSK                 1,998         --         --        2,000
Preferred stock issued for cash                                       8,213         --         --        8,213
Conversion discount on preferred stock                                1,343      (1,343)       --          --
Conversion of preferred stock to common
  stock including dividends issued as common stock                      165        (172)       --          --
Preferred dividend paid and provided                                    --         (330)       --         (330)
Net loss for the year                                                   --       (4,719)       --       (4,719)
Arising on translation during the year                                  --          --        (158)       (158)
                                                                     ------     -------      -----      ------
Balance at June 30, 1996                                             52,732     (36,522)      (666)     15,646

Common stock granted to officers                                         57         --         --           57
Common stock issued for cash on exercise of options and warrants        436         --         --          437
Preferred stock issued for cash                                       4,230         --         --        4,230
Conversion discount on preferred stock                                  173        (173)       --          --
Common stock retired in connection with the
  sale of Aplin & Barrett Ltd.                                       (6,340)        --         --       (6,352)
Conversion of preferred stock to common
  stock including dividends issued as common stock                      128        (131)       --          --
Preferred dividend paid and provided                                    --         (261)       --         (261)
Net loss for the year                                                   --       (6,813)       --       (6,813)
Arising on translation during the year                                  --          --         666         666
                                                                     ------     -------      -----      ------
Balance at June 30, 1997                                             51,416     (43,900)       --        7,610

Conversion of preferred stock to common  stock including
dividends issued as common stock                                         71         --         --           78
Conversion discount on preferred stock                                1,527      (1,527)       --          --
Common  stock issued for Nutrition 21 acquisition                     1,185         --         --        1,188
Common  stock issued for Nutrition 21 consulting agreements             587         --         --          588
Preferred dividends paid and provided                                   --         (374)       --         (374)
Financing cost of warrants issued to State Street Bank                   33         --         --           33
Compensation related to issuance of  stock options                      123         --         --          123
Net income for  the year                                                --        1,052        --        1,052
                                                                     ------     -------      -----      ------
Balance at June 30, 1998                                            $54,942    $(44,749)       $--     $10,298
                                                                    =======    =========       ===     =======


See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       YEAR ENDED JUNE 30

                                                                                 1998          1997         1996
                                                                                 ----          ----         ----
Cash flows from operating activities:

    Net income/(loss)                                                         $ 1,052      $ (6,813)     $ (4,719)
    Adjustments to reconcile net income/(loss) to net
        cash provided by/(used in) operating activities:
      Depreciation and amortization                                             1,575           772           819
      Write-off of patents and trademarks                                         179            --            --
      Loss on disposal of equipment                                                --           275            14
      Deferred income tax benefit                                                  --            --            (6)
      Gain on sale of Aplin & Barrett                                              --        (9,683)           --
      Nutrition 21 consulting expense                                             168            --            --
      Other non-cash items                                                        124            65            --
      Changes in assets and liabilities, which includes
         Nutrition 21 from the date of acquisition:
         Decrease/(increase) in accounts receivable                            (3,018)        1,320        (3,569)
         Decrease/(increase) in inventories                                       (89)          646          (310)
         Increase in other assets                                                (467)         (191)         (211)
         Decrease in amounts due from affiliated companies                         --            --           606
         (Decrease)/increase in accounts payable and accrued expenses              (6)         (778)          618
         Increase in Nutrition 21 acquisition payable                           2,747            --            --
         Increase in preferred stock dividends                                   (374)         (153)         (133)
         Decrease in amounts due to affiliated companies                           --            --          (126)
         Increase in other liabilities                                             --           189           282
                                                                              -------      ---------    ---------
              Net cash provided by/(used in) operating activities               1,891       (14,351)       (6,735)
                                                                              -------      --------     ----------

Cash flows from investing activities:

    Nutrition 21 acquisition payments                                         (10,000)           --            --
    Acquisitions of property and equipment                                       (216)         (866)         (700)
    Proceeds on sale of equipment                                                  73            --            --
    Cash received upon sale of subsidiary                                          --        13,500            --
    Patent costs and licensed technology                                         (509)         (437)       (1,026)
                                                                              -------      ---------     --------

              Net cash provided by/(used in) investing activities             (10,652)       12,197        (1,726)
                                                                              -------      ---------     --------

Cash flows from financing activities:

    Proceeds from notes payable                                                   --             --         2,023
    Repayment of notes payable                                                    (29)           (8)           --
    Capital lease repayments                                                     (126)         (811)         (186)
    Proceeds from term loan                                                     3,300            --            --
    Repayment of term loan                                                       (890)           --            --
    Proceeds from issuance of preferred stock                                      --         4,230         8,213
    Redemption of redeemable preferred stock                                       --        (1,500)           --
    Proceeds from issuance of common stock                                         --           437         3,515
                                                                              -------      ---------     --------

              Net cash provided by financing activities                         2,255         2,348        13,565
                                                                              -------      ---------     --------

Effect of exchange rate movement                                                   --           (10)          (10)
                                                                              -------      ---------     --------
Net (decrease)/increase in cash and cash equivalents                           (6,506)          184         5,094
Cash and cash equivalents at beginning of year                                  8,615         8,431         3,337
                                                                              -------      ---------     --------
Cash and cash equivalents at end of year                                      $ 2,109      $  8,615      $  8,431
                                                                              =======      ========    ==========

See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


      1.     NATURE OF BUSINESS

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

             In October 1995, the Company acquired an exclusive license from a division of Orion Corporation ("Orion"), the largest pharmaceutical company in Finland, to sell Orion's patented salt alternative in the United States ("US"). The Company began selling the salt alternative in April 1996 under the trademark Cardia(TM) Salt Alternative. See Note 20, Subsequent Event, for further developments regarding Cardia Salt Alternative

             The Company has developed a moistened towel using a proprietary antibacterial formulation for use in preparing dairy cows for milking. The Company launched the product under its trademark Wipe Out(TM) Dairy Wipes.

             The Company signed an agreement with Nippon Shoji Kaisha, Ltd.
             (NSK) of Osaka, Japan in March 1996, in which NSK acquired the right to develop and market nisin, the Company's proprietary antibacterial peptide, in Japan and certain Asian and Pacific countries for the treatment of hospital-acquired infections and infections of the colon. Under the agreement, NSK purchased $2 million of newly-issued common stock of the Company at $6.34 per share. In addition, NSK loaned $2 million to the Company that, under certain circumstances, can be repaid in common stock valued at the market price at the time of repayment, and agreed to make research and milestone payments to the Company. Upon commercialization, NSK will pay royalties to the Company. Also as part of this transaction, the Company issued to NSK warrants to purchase 315,408 shares of the Company's common stock.

             As of June 30, 1998, Burns Philp & Company Limited ("BP) owned 7,763,837 shares of the Company's common stock, which constitutes approximately 37% of the issued and outstanding shares of common stock. BP, based in Australia, is a leading global food manufacturer and marketer.

      2.     SALE OF APLIN & BARRETT LTD.

             The Company completed the sale of its United Kingdom based food preservative business, Aplin & Barrett, Ltd. ("A&B"), to Burns Philp & Company Ltd ("Burns Philp"). on December 12, 1996. As a result, the operations of A&B are included in the financial statements through that date. Key terms of the transaction included the payment to the Company of $13.5 million in cash, ($8.0 million paid on December 12, 1996 and $5.5 million paid on June 12, 1997), and the payment of 2.42 million shares of the Company's common stock held by Burns Philp. The Company reported a gain of $9.7 million in connection with this sale. In addition, Burns Philp has provided the Company with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. As of June 30, 1998, the Company has not borrowed any amounts under this revolving line of credit.

      3.     ACQUISITION OF NUTRITION 21

             On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21 ("N21"), a limited partnership, by way of the acquisition of Selene Systems, Inc., which was the general partner of N21, J. Bie Enterprises, Inc., which was a limited partner of N21, and the limited partnership interests owned by all other limited partners of N21, pursuant to a Purchase Agreement. The Company retained the former chief executive officer of N21 as a consultant.

             N21 is engaged in the business of developing, producing and marketing proprietary nutrition products and dietary supplements. N21 has its products manufactured and formulated to its specifications by contract manufacturers as bulk raw materials. N21 then sells the raw materials to customers who incorporate them into over nine hundred finished products such as vitamin/mineral formulas, dietary supplements, baked goods,

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


      3.     ACQUISITION OF NUTRITION 21, Continued

             beverages and other products. These products are sold by customers under a variety of brands throughout the world through natural/health food stores, supermarkets, drug stores and direct mail catalogs. Currently, N21's primary product is chromium picolinate, which is marketed under the registered trademark "Chromax." N21 has an exclusive license from the United States Department of Agriculture ("USDA") for the duration of a patent which covers the composition of chromium picolinate. This patent expires on August 8, 2000. The USDA license grants N21 the exclusive right to manufacture, use, and sell chromium picolinate in the United States. N21 also owns U.S. patents expiring in 2009 relating to chromium picolinate treatments for reducing hyperglycemia and stabilizing the level of serum glucose, for preventing undesirable high levels of blood serum lipids, and for increasing lean body mass and reducing body fat, and other patents with varying expiration dates through 2017 relating to, among other things, arginine silicate complexes for preventing or inhibiting atherosclerosis, and magnesium taurate treatments of cardiac conditions.

             The purchase price for the acquisition was $10,000,000 in cash plus 500,000 restricted shares of common stock of the Company. The Purchase Agreement also provides for annual contingent payments for each of the next four years of $2.5 million, but subject to adjustment for the achievement of net sales levels of certain products (contingent consideration clause), and royalties of 2.5% to 5.0% on net sales of products recommended for certain patented uses. These contingent payments, which are payable to former partners of N21, will be recorded as an addition to the purchase price as the amounts are earned, allocated to the acquired identifiable intangibles and goodwill in proportions consistent with the original purchase price allocation, and amortized over the remaining lives of these respective intangible assets. The contingent payment accrued for the period from September 1, 1997 through June 30, 1998 is $2.7 million. The first contingent payment is due in September 1998 for amounts earned in the twelve month period from September 1, 1997 through August 31, 1998

             The transaction was financed from the Company's operating funds and a $3.3 million loan from State Street Bank and Trust Company ("SSBT") bearing an interest rate at the bank's prime rate plus one percent, with a stated maturity of February 1, 1998. Approximately $6.7 million of the purchase price was provided from internal working capital. At December 31, 1997, the Company refinanced the then existing $2.8 million balance of the loan. (See Note 8). Under the revised terms, the Company received a $2.8 million term loan which is being amortized through monthly payments of principal and interest over a 30 month period at an interest rate equal to the prime rate plus one percent. SSBT also continues to provide a revolving credit line, based upon the level of inventory and receivables, of up to $4 million. All amounts owing under the term loan and the revolving credit line are due by June 30, 2000, the expiration date of the credit line. As of June 30, 1998, the Company has not borrowed any amount under this revolving line of credit. The Company is current in all of its scheduled payments to SSBT.

             The acquisition was accounted for under the purchase method of accounting. Based upon the allocation of purchase price, the transaction resulted in $10.7 million of identifiable intangible assets, primarily patents and trademarks, and $998 of goodwill. These amounts include approximately $2,514 of identifiable intangible assets and $233 of goodwill recorded in connection with amounts due under the contingent consideration clause. As additional contingent consideration is earned, the Company will allocate these amounts in accordance with the original purchase price allocation. The Company is amortizing the goodwill over 15 years and amortizing the identifiable intangible assets over their useful economic lives, which range from three to 15 years.

             The operating results of Nutrition 21 are included in the consolidated statements of operations from the date of acquisition.

             The following represents the pro forma consolidated results of operations as if the Company and Nutrition 21 had been combined for the fiscal years ended June 30, 1998 and 1997, respectively. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective periods. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


      3.     ACQUISITION OF NUTRITION 21, Continued


                                                                                    Year Ended June 30,
                                                                                    1998           1997
                                                                                    ----           ----
                                                                                    (Pro forma amounts)
                           Revenues                                              $22,081        $30,102

                           Net income/(loss)                                       1,555         (1,074)

                           Basic and diluted loss per share                       ($0.02)        ($0.07)

                  The results for the year ended June 30, 1997 include a $9.7 million one time gain from the sale of Aplin & Barrett, a food preservative business. (See Note 2).


   4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)    Consolidation

                 The consolidated financial statements for the year ended June 30, 1998 include the results of operations of the Company and its wholly-owned subsidiary, Nutrition 21, from August 11, 1997. There were no intercompany accounts or transactions between the Company and Nutrition 21. The consolidated financial statements for the year ended June 30, 1997 include the results of operations of the Company and its wholly-owned subsidiary, A&B (through December 1996), after elimination of material intercompany accounts and transactions.

           b)    Cash Equivalents

                 The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents included in the accompanying financial statements include money market accounts, bank overnight investments and commercial paper.

           c)    Inventories

                 Inventories are carried at the lower of cost (on a first-in, first-out basis) or estimated net realizable value.

           d)    Property and Equipment

                 Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method to depreciate assets over their estimated useful lives. The estimated useful lives are as follows:

                             Leasehold improvements                      --       5 to 7 years
                             Furniture and fixtures                      --       7 years
                             Machinery and equipment                     --       5 to 10 years
                             Office equipment                            --       3 to 6 years
                             Leased assets                               --       3 to 5 years

           e)       Patent Costs and Licensed Technology

                    The Company capitalizes certain patent costs and licensed technology. Accumulated costs are amortized over the estimated economic lives of the assets on a straight-line basis. The remaining economic lives range from two to 20 years.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


   4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

           f)       Goodwill

                    Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight line method over 15 years. The recoverablity of the carrying value is evaluated on a periodic basis by assessing current and future levels of operating income and cash flows, as well as other factors.

           g)       Research and Development

                    Research and development costs are expensed as incurred.

           h)       Use of Estimates

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

           i)       Long-lived Assets

                    In March 1995, Statement of Financial Accounting Standards
                    (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

           j)       Revenue Recognition

                    Sales of product are recognized upon shipment to manufacturers and distributors of the Company's products. Other revenues include amounts received from patent licensees and other research collaborators.

           k)       Income Taxes

                    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           l)       Recently Adopted Accounting Standards

                    The Company adopted, effective January 1, 1998, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with basic EPS and diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                    In June 1997, the Financial Accounting Standards Board
                    (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general purpose financial

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


   4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

                    statements. SFAS No. 131 supercedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. In February 1998, the FASB issued SFAS No. 132 "Employers Disclosures About Pensions and Other Post-Retirement Benefits." This statement revises employers disclosures about pension and other post-retirement benefit plans. These statements are effective for financial statements for annual periods beginning after December 15, 1997. It is not expected that the adoption of these statements will have a material impact on the Company's financial position or operating results.

                    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is not expected that the adoption of this statement will have a material impact on the Company's financial position or operating results.

           m)       Concentration of Credit Risk

                    The Company sells its products to customers in the United States. Credit evaluations are done on all new customers and periodically evaluated for existing customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

           n)       Reclassifications

                    Certain reclassifications have been made to prior years' financial statement amounts to conform to the 1998 presentation.

   5.      INVENTORIES

           The components of inventories at June 30, 1998, 1997 and 1996 follow:

                                                                   1998         1997         1996
                                                                   ----         ----         ----
                    Raw materials                                  $289        $  --         $240
                    Work in process                                  --           --          960
                    Finished goods                                  541          606        1,888
                                                                  -----        -----       ------
                                                                    830          606        3,088
                      less: Inventory valuation reserve           (135)           --           --
                                                                  -----        -----       ------
                    Inventories, net                               $695         $606       $3,088
                                                                  =====        =====       ======


             During the fiscal years ended June 30, 1998, 1997 and 1996, the Company did not deduct amounts from the inventory valuation reserve

   6.      FAIR VALUE OF FINANCIAL INSTRUMENTS

           The estimated fair values of the Company's financial instruments at June 30, 1998 and 1997 follow:

                                                                       1998                      1997
                                                              --------------------      ----------------------
                                                              Carrying       Fair       Carrying         Fair
                                                               Amount        Value       Amount          Value
                                                              ---------     ------      ---------      -------
                    Cash and cash equivalents                    $2,109     $2,109         $8,615      $8,615
                    Accounts receivable, net                      3,408      3,408            390         390

             The carrying amounts for cash and cash equivalents and accounts receivable, net, approximate fair value because of the short maturities of these instruments.

             Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash primarily in market interest rate accounts, overnight investments and commercial paper. The Company did not have funds invested in commercial paper at June 30, 1998.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


   7.      PROPERTY AND EQUIPMENT, NET

                                                                               1998                1997
                                                                               ----                ----
               Laboratory and furniture and fixtures                         $1,235              $1,018
               Leased machinery and equipment                                   371                 371
               Leasehold improvements                                            --                  75
                                                                            -------             -------
                                                                              1,606               1,464
               Less: Accumulated depreciation                                  (692)               (382)
                                                                            -------             -------
               Property and equipment, net                                     $914              $1,082
                                                                            =======             =======


   8.      LINES OF CREDIT AND LONG-TERM DEBT

           As a result of the sale of A&B in December 1996 to BP, the Company has access to a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. The loan bears interest at a rate equal to the Citibank prime rate. As of June 30, 1998, the Company has not borrowed any funds on this line of credit.

           Long-term debt consists of the following at June 30, 1998 and 1997:

                                                                               1998                1997
                                                                               ----                ----
                  A.  NSK promissory note                                    $2,000              $2,000
                  B.  State Street term loan                                  2,410                  --
                  C.  Obligations under capital leases                          185                 311
                  D.  Other note payable                                         --                  29
                                                                            -------             -------
                                                                              4,595               2,340
                  Less:  Current portion                                    (3,052)               (156)
                                                                            -------             -------
                                                                             $1,543             $ 2,184
                                                                            =======             =======


       A. The Company issued a $2 million note at an interest rate of 5%, payable to Nippon Shoji Kaisha (NSK) on March 18, 1999. The note provides that (1) if an Investigational New Drug application (IND) for the treatment of diseases of the colon is filed and accepted by the United States Food and Drug Administration (FDA) by March 18, 1998, the Company has the right to repay $1 million of the note with its common stock, and (2) if rat and dog toxicology programs related to treatment of nosocomial antibiotic resistant infections are completed by September 18, 1998, the Company has the right to repay $1 million of the note with its common stock. The common stock for repayment purposes is valued at the average closing price during the ten (10) consecutive trading days immediately prior to the Company notifying NSK of its election to repay with common stock. The Company has been advised that the FDA has accepted its IND for diseases of the colon as of November 10, 1997. The Company, as a result, intends to repay $1 million of the note with its common stock prior to maturity and $1 million in cash from operating activities.

       B. On December 31, 1997 the Company entered into a new Revolving Credit and Term Loan Agreement with State Street to refinance its prior loans from State Street. The refinanced loans consist of a term loan of $2.8 million ("Term Loan") and a revolving credit line of up to $4.0 million ("Revolving Loan"), both bearing interest at the prime rate plus one percent and are due June 30, 2000. The Company is making monthly payments of principal and interest on the Term Loan. The Revolving Loan is an asset based loan, with any amounts borrowed due by the expiration date of the revolving loan (June 30, 2000). On June 30, 1998, the outstanding balance on the term loan was $2.4 million. The Company has a zero balance on its revolving loan at June 30, 1998.

       C. On December 11, 1996, concurrent with the sale of A&B to BP, the Company bought out the leases for certain lab and office equipment that were entered into in 1995. Subsequently, on December 30, 1996, the Company entered into an agreement to lease certain lab equipment.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


8.       LINES OF CREDIT AND LONG-TERM DEBT, Continued

         The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments.

                  Year ending June 30:
                        1999                                                                 $133
                        2000                                                                   66
                                                                                             ----
                        Total minimum lease payments                                          199
                        Less: Amounts representing interest                                   (14)
                                                                                             ----
                        Present value of net minimum lease payments                          $185
                                                                                             ====

         This obligation is reflected in the balance sheet at June 30, 1998 as current and non-current obligations of $120 and $65, respectively.

      D. During fiscal 1998, the Company repaid a note related to the purchase of a telephone system.

9.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following items are included in accounts payable and accrued expenses at June 30, 1998 and 1997:

                                                                               1998              1997
                                                                               ----              ----
                  Accounts payable                                              $407           $1,283
                  Consulting and professional fees payable                       569              267
                  Accrued compensation and benefits                              480               --
                  Taxes payable                                                   97               --
                  Other accrued expenses                                         905              914
                                                                              ------           ------
                                                                              $2,458           $2,464
                                                                              ======           ======


10.      ACCOUNTS RECEIVABLE

         The components of accounts receivable at June 30, 1998, 1997 and 1996 follow:

                                                                     1998            1997            1996
                                                                     ----            ----            ----
                  Accounts receivable                               $3,785            $494          $5,437
                     less: allowance for doubtful accounts            (377)           (104)            (81)
                                                                    ------         -------         -------
                  Accounts receivable, net                          $3,408            $390          $5,356
                                                                    ======           =====          ======

         The Company made net increases to its allowance for doubtful accounts of $273, $23 and $49 in 1998, 1997 and 1996, respectively.

11.      STOCKHOLDERS' EQUITY

         a)   Convertible Preferred Stock

         The Company is authorized to issue up to 5,000,000 shares of preferred stock, with a $0.01 par value, in one or more series, and to fix the powers, designations, preferences and rights of each series.

         In May 1997, the Company issued 45,000 shares of non-voting, Series D Preferred Stock (the "D Preferred"). Each share of D Preferred has a face value of $100 per share, and accrues a premium at 6% per annum for conversion purposes. The Company has registered Common Stock issuable upon conversion. In connection with this private placement, the Company also issued Warrants to purchase 528,937 shares of Common Stock at $2.72 per share. At June 30, 1998, there were 22,500 shares of D Preferred outstanding.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


11.      STOCKHOLDERS' EQUITY, Continued

         With respect to the D Preferred, on December 5, 1997 the holders of the D Preferred (the "D Investors") converted fifty percent of their holdings into common stock of the Company at a twenty-five percent discount to the average closing bid prices for the Company's Common Stock for the five (5) consecutive trading days immediately preceding conversion. The Company reduced both the fixed conversion price of $2.49557 and the warrant exercise price of $2.72 to $2.25. The maturity date for mandatory conversion was extended to May 8, 2001. The D Investors agreed not to convert any of their remaining holdings for a period of six months ending on June 5, 1998. The twenty-five percent conversion discount described above has been recorded as additional preferred dividends and reduced net income available to common stockholders for the year ended June 30, 1998.

         In October 1995, the Company issued 895 shares of non-voting, Series C Preferred Stock (the "C Preferred") for $10,000 per share. These shares are convertible into common stock of the Company at the lower of $3.25 per share or 85% of the average closing bid price for the common stock of the Company for the five trading days immediately preceding the date of conversion, and bear an 8% dividend payable in common stock of the Company on the same basis as the preferred stock at the time of conversion. The Company has the right to redeem the preferred stock for cash upon receipt of a notice of conversion. All C Preferred outstanding on October 13, 1999 will automatically convert into common stock of the Company. As of June 30, 1998, there were 222 shares of C Preferred outstanding.

         With respect to the C Preferred, on December 5, 1997, the Company reduced the fixed conversion price from $3.25 to $2.75. The maturity date for mandatory conversion was extended to October 13, 1999. The holders of the C Preferred agreed not to convert any of their remaining holdings for a period of six months ending on June 5, 1998.

         Dividends payable on the C Preferred and the D Preferred were approximately $637 and $340 at June 30, 1998 and 1997, respectively.

         The reduction in the fixed conversion price described above for the Series C and Series D Preferred Stock has not been recorded as additional preferred dividends for the year ended June 30, 1998 because the Company's stock price is not high enough for the fixed conversion price to be beneficial to the Series C and Series D investors. As of June 30, 1998, the original discounts of fifteen and twenty-five percent granted to the Series C and Series D investors, respectively, are more beneficial for conversion purposes. As such, these conversion discounts have been recorded as additional preferred dividends. Should the fixed conversion price become more beneficial to the Series C investors (when the Company's stock price exceeds $3.23) or the D Investors (when the Company's stock price exceeds $3.00), the Company will record additional preferred dividends based on the Company's stock price at that time.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


11.      STOCKHOLDERS' EQUITY, Continued

         b)       Warrants

         The Company had outstanding warrants for the purchase of its common stock as follows:

                                                                   Number of           Exercise price
                                                                    warrants             per share
                                                                  -----------          --------------
         Outstanding at June 30, 1995                               1,375,368           $1.25-$6.00

         Issued                                                       591,789           $3.125-$6.75
         Expired                                                     (52,000)           $1.25-$2.00
         Exercised                                                  (236,663)           $1.25-$4.375
                                                                   ----------

         Outstanding at June 30, 1996                               1,678,494           $1.25-$6.75

         Issued                                                       528,937           $2.722
         Expired                                                    (167,027)           $1.25-$6.00
         Exercised                                                   (16,000)           $1.25-$5.00
                                                                   ----------

         Outstanding at June 30, 1997                               2,024,404           $1.25-$6.75

         Issued                                                       100,000           $2.79
         Expired                                                    (826,179)           $3.00-$4.91
                                                                   ----------

         Outstanding at June 30, 1998                               1,298,225           $1.25-$6.75
                                                                 ============

         At June 30, 1998, 1,298,225 shares were issuable upon exercise of the above warrants. All such warrants were available to be exercised immediately. The warrants expire between 1998 and 2004. Certain of the warrants include anti-dilution clauses.

         Warrants outstanding and exercisable at June 30, 1998 are as follows:

                                                    Warrants Outstanding                Warrants Exercisable
                                           -------------------------------------     ---------------------------
                                                          Weighted
                                                           Average     Weighted                         Weighted
                                                          Remaining     Average                          Average
                  Range of                    Number     Contractual    Exercise        Number           Exercise
                  Exercise Prices          Outstanding      Life         Price       Exercisable          Price
                  ---------------          -----------   -----------    --------     -----------         --------
                        $1.25                  10,000        2.5         $1.25           10,000          $1.25
                    $2.00 - $2.79             669,937        3.7         $2.74          669,937          $2.69
                        $3.00                 104,999        2.9         $3.00          104,999          $3.00
                    $4.00 - $4.84             360,408        1.6         $4.75          360,408          $4.75
                    $6.00 - $6.75             152,881        2.2         $6.33          152,881          $6.33
                                            ---------                                 ---------
                                            1,298,225                                 1,298,225
                                            =========                                 =========

         c)       Stock Based Compensation

         On April 10, 1986, the Company adopted a Nonqualified Stock Option Plan whereby options to purchase 250,000 shares of the Company's common stock may be granted to consultants and Scientific Advisory Board members.

         The Company adopted three Incentive Stock Option Plans ('Incentive Plans') whereby options to purchase an aggregate of 3,750,000 shares of the Company's common stock may be granted to officers, directors, employees, consultants and others who render services to the Company. The exercise price per share for the options granted under the Incentive Plans may not be less than the fair value of the Company's common stock on the date of grant. The options expire between 1998 and 2007. Approximately 273,000 options remain available for grant under the Incentive Plans.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


11.      STOCKHOLDERS' EQUITY, Continued

         A summary of stock option activity related to the Company's stock option plans is as follows:

                                                                             Number of          Exercise price
                                                                             options              per share
                                                                             ---------          --------------
         Outstanding at June 30, 1995                                       1,521,750            $1.25-$6.00
         Issued                                                               577,370            $1.50-$7.688
         Expired                                                             (19,750)            $1.25-$2.56
         Exercised                                                          (296,500)            $1.25-$5.063
         Canceled                                                            (49,960)            $1.50-$2.875
                                                                             --------

         Outstanding at June 30, 1996                                       1,732,910            $1.25-$7.688
         Issued                                                               352,900            $2.375-$5.625
         Expired                                                            (282,246)            $1.50-$6.00
         Exercised                                                          (154,980)            $1.50-$4.375
                                                                            ---------

         Outstanding at June 30, 1997                                       1,648,584            $1.25-$7.688
         Issued                                                             1,454,385            $1.62-$3.25
         Expired                                                            (215,016)            $1.62-7.68
         Exercised                                                              (608)            $1.62
                                                                          -----------

         Outstanding at June 30, 1998                                       2,887,345            $1.25-$6.00
                                                                            =========

         Each of these options are entitled to one share of common stock. Stock options generally vest ratably over five years from the date of grant and expire within five years from the date of vesting.

         Options outstanding and exercisable at June 30, 1998 are as follows:

                                                    Options Outstanding                 Options Exercisable
                                          --------------------------------------    -----------------------------
                                                          Weighted
                                                           Average      Weighted                         Weighted
                                                          Remaining     Average                          Average
                  Range of                   Number      Contractual    Exercise       Number            Exercise
                  Exercise Prices          Outstanding      Life         Price       Exercisable          Price
                  ---------------          -----------   -----------    --------     -----------         --------
                   $1.63 - $1.97             701,060          4.2        $1.91          113,042           $1.76
                   $2.00 - $2.94           1,018,385          3.8         2.44          655,185            2.45
                   $3.00 - $3.94             902,900          3.8         3.30          383,900            3.29
                   $4.00 - $4.38             230,500          3.0         4.02          210,200            4.02
                        $5.63                 13,000          3.9         5.63            6,900            5.63
                   $6.00 - $6.75              21,500          4.4         6.26           18,700            6.30
                                           ---------                                  ---------
                                           2,887,345                                  1,387,927
                                           =========                                  =========

         The per share weighted-average fair value of stock options granted during fiscal 1998, 1997 and 1996 was $0.68, $2.43 and $ 2.22, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                                   1998       1997      1996
                                                                   ----       ----      ----
                           Risk-free interest rate                 5.7%         6%         6%
                           Expected life-years                     2.5          5         5
                           Expected volatility                    46.1%        81%        81%
                           Expected dividend yield                  --         --         --


                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


11.      STOCKHOLDERS' EQUITY, Continued

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the financial statements for its employee stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                   1998              1997             1996
                                                                   ----              ----             ----
                  Net income/(loss)
                    As reported                                     $1,052        $(6,813)        $(4,719)
                    Pro forma                                          176         (7,391)         (5,592)

                  Basic and diluted loss per share
                    As reported                                    $(0.04)         $(0.38)         $(0.34)
                    Pro forma                                       (0.09)          (0.41)          (0.39)

         The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

12.      EARNINGS/(LOSS) PER SHARE

         The Company has adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings Per Share." Accordingly, the earnings per share calculations for the prior periods have been restated to conform with the provisions of SFAS No. 128. This statement replaces the presentation of primary earnings per share and fully diluted earnings per share with basic and diluted earnings per share, respectively.

         Basic and diluted loss per share for the years ended June 30, 1998, 1997 and 1996 are computed based on the weighted average number of shares outstanding for the respective periods as follows:

                                                                  1998              1997              1996
                                                                  ----              ----              ----
         Weighted average shares                               20,163,412         19,544,526       19,091,664

         Net income/(loss)                                         $1,052           $(6,813)         $(4,719)
         Preferred stock dividend                                   (374)              (392)            (502)
         Conversion discount on convertible preferred stock       (1,527)              (173)          (1,343)
                                                              -----------         ----------       ----------
         Net loss attributable
            to common stockholders                                 $(849)           $(7,378)         $(6,564)
                                                              ===========         ==========       ==========

         Basic and diluted loss per share                         ($0.04)            ($0.38)          ($0.34)
                                                                  =======            =======          =======


         The weighted-average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been anti-dilutive are as follows:

                                                                  1998              1997              1996
                                                                  ----              ----              ----
         Convertible Preferred Stock                            4,222,906          1,223,137         454,556



         In accordance with the March 1997 SEC Staff announcement, the conversion discount on the Company's preferred stock has been recognized as additional preferred dividends. The conversion discount on preferred stock in the table above represents the amortized discount of $173 and $1,527 on the Series D preferred stock in fiscal 1997 and in fiscal 1998, respectively, and the conversion discount of $1,343 on the Series C preferred stock in fiscal 1996.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


13.      SEGMENT REPORTING

         a)       Industry

                  The Company currently concentrates its business in two business segments: nutritional products and pharmaceutical products. As a result of the acquisition of Nutrition 21, the Company's operations during fiscal year 1998 were predominantly in the nutrition product segment. Historically, the Company's business and that of A&B had been in a single segment - the research, development, production and marketing of antimicrobial drugs and dairy ingredients for various applications

                  As of June 30, 1998, the Company's pharmaceutical products business related primarily to research and development efforts on antimicrobial drugs and sales of Wipe Out Dairy Wipes. In 1998, pharmaceutical product line revenues (licensing fees, fees from research and development contracts, and revenue from Wipe Out Dairy Wipes) were $1,795, and the operating loss was approximately $674, which primarily reflects research and development costs, some of which are shared among the Company's lines of business. The identifiable assets, net of depreciation and amortization, of this segment were $2,299 at June 30, 1998 and were comprised mainly of inventory, laboratory equipment and capitalized patent costs.

         b)       Significant customers

                  There was one significant unaffiliated customer representing 10% of sales for the year ended June 30, 1998. There were no significant unaffiliated customers comprising over 10% of sales during fiscal 1997 and 1996, respectively. Sales to affiliated companies represented 0%,0%, and 12% of consolidated sales in 1998, 1997, and 1996, respectively.

         c) Information about the Company's Operations in Different Geographic Areas

                  During fiscal 1998, the Company did not distribute its products outside the United States.

                  YEAR ENDED JUNE 30, 1997:           United       United          Adjustments      Consolidated
                                                      States       Kingdom       & Eliminations
                  Sales to unaffiliated customers      $5,262       $5,094          $     --           $10,356
                  Transfer between geographic areas        --          810              (810)               --
                  Sales to affiliated customers            --           --                --                --
                  Other income                            887           37                --               924
                                                      -------      -------           -------           -------

                  Total revenue                         6,149        5,941              (810)           11,280
                                                      =======      =======           ========           ======

                  Operating (loss)/profit            (17,026)          391                --          (16,635)

                  Identifiable assets                 $12,754      $   --            $    --           $12,754

                  YEAR ENDED JUNE 30, 1996:            United       United        Adjustments       Consolidated
                                                       States      Kingdom        & Eliminations
                  Sales to unaffiliated customers      $1,543       $10,671         $      --          $12,214
                  Transfer between geographic areas     2,824           318           (3,142)               --
                  Sales to affiliated customers            --         1,943                --            1,943
                  Other income                          1,788            77                --            1,865
                                                      -------       -------           -------          -------

                  Total Revenue                         6,155        13,009           (3,142)           16,022
                                                      =======       =======           =======           ======

                  Operating (loss)/profit             (5,384)           786              (23)          (4,621)

                  Identifiable assets                 $16,005       $11,443          $(4,081)          $23,367

                                     F-19

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


13.      SEGMENT REPORTING, Continued

                  Transfers between geographic areas are accounted for as arms-length transactions. Operating profit is total revenue less operating expenses. Identifiable assets are those assets which are identifiable with the operations in each geographic area.

                  Of the US sales to unaffiliated customers, there were no export sales.

                  Sales of the UK operation to unaffiliated customers by geographical area were as follows:

                                                        1998        1997        1996
                                                        ----        ----        ----
                  North America                       $   --     $    88     $ 1,164
                  Europe                                  --       2,041       5,128
                  South America                           --         808       2,423
                  Other                                   --       2,157       1,956
                                                    --------     -------     -------
                                                      $   --     $ 5,094     $10,671
                                                    ========     =======     =======

14.      RELATED PARTY TRANSACTIONS

         Transactions with affiliated companies were as follows:

                                                                                  1998       1997      1996
                                                                                  ----       ----      ----
                             Sales to subsidiaries of common parent:
                             Mauri Laboratories Pty. Ltd. (1)                   $   --    $    --     $1,939

                             Purchases from subsidiary of common parent:
                             Mauri Laboratories Pty. Ltd. (1)                       --         --      1,430

                             Management fees received from subsidiaries of
                             common parent:
                             Burns Philp (UK) Plc                                   --         37         74

                             Loan interest received from subsidiaries of
                             common parent:
                             Burns Philp Inc.                                   $   --    $    --     $   79


                  (1) Mauri Laboratories Pty. Ltd. ceased to be an affiliate on June 14, 1996.

         From time to time the Company advances money to affiliated companies. Interest received on these advances is as shown above. In addition, the Company periodically incurs expenditures on behalf of affiliated companies for which it is reimbursed and reimburses affiliates for expenditures incurred on its behalf. During fiscal 1998, the Company did not have transactions with affiliated companies except for a contribution to the Burns Philp Inc. Retirement Plan of $94.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


15.       INCOME TAXES

          Income/(loss) before income taxes for the three years ended June 30, 1998 consists of the following:

                                                                     1998           1997            1996
                                                                     ----           ----            ----
                  Domestic income/(loss)                           $1,168       $(7,052)        $(5,161)
                  Foreign income                                       --            391             727
                                                                   ------       --------        --------
                  Income/(loss) before income taxes                $1,168       $(6,661)        $(4,434)
                                                                   ======       ========        ========


          Provisions for income taxes for the three years ended June 30, 1998 consist of the following:

                                                          1998         1997         1996
                                                          ----         ----         ----
                  Current                                 $116         $501         $291
                  Deferred                                  --        (349)          (6)
                                                          ----        -----         ----

                                                          $116         $152         $285
                                                          ====        =====         ====


          Income tax expense attributed to pre-tax income differed from the amounts computed by applying the US federal statutory tax rate to pre-tax income as a result of the following:

                                                                     1998           1997            1996
                                                                     ----           ----            ----
          Computed "expected" tax expense                            $397       $(2,265)        $(1,508)
          Increase/(reduction) in Income taxes resulting from:

          Tax losses carried forward/(utilized)                     (351)          2,398           1,755
          Federal Alternative Minimum Tax                              38             --              --
          Lower tax rate on foreign earnings                           --            (4)             (8)
          State taxes, net of federal benefit                          32             11              18
          Other items                                                  --             12              28
                                                                    -----       --------        --------

                                                                     $116           $152            $285
                                                                    =====       ========        ========


          The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 are presented below:

                                                                     1998           1997
                                                                     ----           ----
          Deferred tax assets:
                          Net operating loss carryforwards         $5,713         $5,494
                          AMT tax credit                               38             --
                          R&D credit                                  818             --
                          Accrued expenses                            209            251
                          Allowance for doubtful accounts             151             --
                          Partnership basis                         1,318             --
                                                                  -------       --------
          Total gross deferred tax assets                           8,247          5,745
          Less valuation allowance                                (5,159)        (5,745)
                                                                  -------       --------
          Net deferred tax assets                                   3,088             --
                                                                  -------       --------

          Deferred tax liabilities:
                          Property and equipment                      163             --
                          Intangible assets, principally
                          due to amounts capitalized for
                          financial reporting purposes              2,925             --
                                                                  -------       --------
          Net deferred tax liabilities                              3,088             --
                                                                  -------       --------

          Total deferred taxes, net of valuation allowance        $     --      $     --
                                                                  ========      ========

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


15.      INCOME TAXES, Continued

          At June 30, 1998, the Company had available, for federal income tax purposes, net operating loss carryforwards of approximately $14.3 million expiring in varying amounts through 2013. Ultimate utilization/availability of such net operating losses may be significantly curtailed if a significant change in ownership were to occur.

16.      COMMITMENTS AND CONTINGENT LIABILITIES

         In October 1995, the Company entered into an exclusive license agreement whereby the Company received a license to sell a patented salt alternative in the United States. As a result, the Company is required to make royalty payments quarterly through 2007. In connection with this agreement, the Company recorded royalty expense of $366, $246, and $56 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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

         Under operating leases, the Company leases certain office and laboratory space in the US. These leases expire in the years 1998 to 2002. Payments under these leases were approximately $728 in 1998, $491 in 1997, and $540 in 1996. Future noncancellable minimum payments under these leases are as follows:

                                            Year                Amount
                                            ----                ------
                                           1999                   $451
                                           2000                    449
                                           2001                    449
                                           2002                    449
                                                                ------
                                           Total                $1,798

17.      NUTRITION 21 CONSULTING AGREEMENTS

         In August 1997, the Company entered into royalty agreements with two individuals who assisted the prior owners of N21 in the development of chromium picolinate. In April 1998, the Company replaced these royalty agreements with consulting agreements of equal term. The term of these consulting contracts is from August 11, 1997 through August 11, 2000. In connection with the revised agreements:

              (a) 100,000 shares of the Company's common stock were issued to each of the two individuals. The Company capitalized the 200,000 shares of common stock at its market value on the date of issuance ($588) and it is amortizing the cost of the stock over the term of the agreement;

              (b) In addition, the Company agreed to pay a total of $1.4 million in cash over the contract periods. Cash payments totaling $200 were made in fiscal 1998. Future payments will be as follows: $450 in fiscal 1999, $650 in fiscal 2000, and $100 in fiscal 2001, for a total of $1.4 million, as noted above.

                           AMBI INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


17.      NUTRITION 21 CONSULTING AGREEMENTS, Continued

         In addition, at the closing of the Nutrition 21 acquisition, the Company entered into a consulting agreement with the former Chief Executive Officer ("CEO") of Nutrition 21 to secure his services from time to time, as required, to assist in business matters going forward. The former CEO was issued 100,000 stock options to purchase the Company's common stock at fair market value on the date of closing to purchase AMBI common stock.

         These options vest over a two year period.

18.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       1998              1997             1996
                                                                       ----              ----             ----
                Supplemental disclosure of cash flow information:

                         Cash paid for interest                        $320              $137             $104
                         Cash paid for income taxes                      19               196              266

                 Supplemental schedule of non-cash investing and
                     financing activities:
                         Nutrition 21 acquisition payable            $2,747                --               --
                         Common stock issued for
                          Nutrition 21 acquisition                   $1,188                --               --

        On August 11, 1997, the Company acquired the net assets of Nutrition 21 in exchange for $10 million in cash and 500,000 shares of the Company's common stock. In connection with the acquisition, liabilities were assumed as follows:

                    Fair value of assets acquired               $11,645
                    Cash purchase price                          10,000
                    Stock issued                                  1,188
                                                                -------
                    Liabilities assumed                         $   457
                                                                =======


19.      RISKS AND UNCERTAINTIES

         The Company buys certain of its inventories from single suppliers. Management believes that other suppliers could provide similar products at comparable terms. As a result, management believes a change in suppliers would not disrupt on-going operations and would not effect operating results adversely.

20.      SUBSEQUENT EVENT

         On September 17, 1998, the Company entered into a strategic alliance with AHP for retail distribution of the Company's proprietary nutrition products. As part of the alliance, AHP's Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(R) Salt Alternative under the "Cardia" trademark in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. In addition, AHP agreed to make equity investments in newly issued shares of the Company's common stock. On October 8, 1998, AHP paid $1.15 per share or a total of $4 million for 3,478,261 shares of newly issued Company common stock. Also on October 8, 1998, the Company received an upfront payment of $1 million from AHP for the rights and options granted under the agreement. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.

                                   EXHIBITS

         Except where otherwise indicated, the following exhibits are incorporated by reference to the correspondingly numbered exhibit in the Company's Registration Statement on Form S-1 (No. 33-4822):

3.01          Certificate of Incorporation (1)

3.01a         Certificate of Amendment to the Certificate of Incorporation (2)

3.01b         Certificate of Amendment to the Certificate of Incorporation (3)

3.01c         Certificate of Amendment to the Certificate of Incorporation (11)

3.01d         Certificate of Amendment to the Certificate of Incorporation (11)

3.01e         Certificate of Amendment to the Certificate of Incorporation (12)

3.02          Amended and Restated By-laws (2)

10.01         Form of Incentive Stock Option Plan (8)

10.02         Form of Non-qualified Stock Option Plan (8)

10.02a        Form of 1989 Stock Option Plan (1)

10.02b        Form of 1991 Stock Option Plan (1)

10.24 Exclusive Option and Collaborative Research Agreement dated July 1, 1988 between the Company and the University of Maryland (4)

10.25 License and License Option Agreement dated December 15, 1988 between the Company and Babson Brothers Company (4)

10.36         Agreement, dated October 6, 1992 between the Company and PHRI (5)

10.43 Supply Agreement dated as of January 1, 1994 by and between the Astra/Merck Group of Merck & Co., Inc. (6)*

10.44 Development and License Agreement dated as of January 1, 1994 by and between the Astra/Merck Group of Merck & Co., Inc. (6)*

10.47 Employment Agreement dated August 30, 1994 between the Company and Fredric D. Price, as amended and restated (6)

10.48 Lease dated as of February 7, 1995, between the Company and Keren Limited Partnership (7)

10.49 Share Purchase Agreement dated as of December 12, 1996, by and among Applied Microbiology, Inc., Aplin & Barrett Limited and Burns Philp (UK) plc. (9)

10.50 License Agreement dated as of December 12, 1996 between Licensee Applied Microbiology, Inc. and Licensor Aplin & Barrett Limited.
              (9)

10.51 License Agreement dated as of December 12, 1996 between Licensee Aplin & Barrett Limited and Licensor Applied Microbiology, Inc.
              (9)

10.52 Supply Agreement dated as of December 12, 1996 between Aplin & Barrett Limited and Applied Microbiology, Inc. (9)

10.53 Investors' Rights Agreement dated as of December 12, 1996 between Applied Microbiology, Inc. and Burns Philp Microbiology. Pty Limited. (9)

10.54 Revolving Loan and Security Agreement dated as of December 12, 1996 between Burns Philp Inc. as Lender and Applied
              Microbiology, Inc. as Borrower. (9)

10.55 Stock and Partnership Interest Purchase Agreement dated as of August 11, 1997, for the purchase of Nutrition 21. (10)

10.56 Revolving Loan and Term Loan Agreement dated as of August 11, 1997 between State Street Bank & Trust Company as Lender and the Company and Nutrition 21 as Borrowers. (10)

10.57 Sublease dated as of September 18, 1998, between the Company and Abitibi Consolidated Sales Corporation (12)

23.1          Consent of KPMG Peat Marwick LLP (12)

27            Financial Data Schedule (12)

-------------------------------------------

(1) Incorporated by reference to the Company's Report on Form 10-K for 1991.

(2) Incorporated by reference to the Company's Report on Form 8-K dated September 4, 1992.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 dated August 8, 1996, file No. 333-09801.

(4) Incorporated by reference to the Company's Report on Form 10-K for 1988.

(5) Incorporated by reference to the Company's Report on Form 10-K for the fiscal period January 31, 1992 through August 31, 1992.

(6) Incorporated by reference to the Company's Report on Form 10-K for 1994.

(7) Incorporated by reference to the Company's Report on Form 10-K for 1995.

(8) Incorporated by reference to the Company's Registration Statement on Form S-1 originally filed April 15, 1986, file No. 33-4822.

(9) Incorporated by reference to the Company's Report on Form 8-K dated December 27, 1996.

(10) Incorporated by reference to the Company's Report on Form 8-K dated August 25, 1997.

(11) Incorporated by reference to the Company's Report on Form 10-K/A2 for 1997.

(12)          Filed herewith.

*Subject to an order by the Securities and Exchange Commission granting confidential treatment. Specific portions of the document for which confidential treatment has been granted have been blacked out. Such portions have been filed separately with the Commission pursuant to the application for confidential treatment.