Form 10-K405/A
period 1998-06-30
AMBI INC
filed 1998-10-29
CIK 744962

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 1998              Commission File Number 0-14983


                                   AMBI INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                  New York                                 11-2653613
---------------------------------------------       ----------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                       Identification Number)

         4 Manhattanville Road
         Purchase, New York                                10577-2197
----------------------------------------            ----------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including Area Code:      (914) 701-4500
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $9,735,000 as of October 8, 1998.



The number of shares outstanding of Registrant's Common Stock as of October 8, 1998: 25,468,145.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected consolidated financial data that are qualified by the more detailed financial statements included herein. Figures are stated in thousands of dollars, except per share amounts.



YEAR ENDED JUNE 30                            1998(2)      1997(1)          1996         1995         1994
---------------------------------------------------------------------------------------------------------------------
Sales                                         $20,758      $11,280       $16,022      $11,726      $10,156
Gross Profit                                   17,802        6,282         9,669        8,468        6,630
Operating Income/(Loss)                         1,467      (16,635)       (4,621)         440        1,815
Income/(Loss) before taxes(3)                   1,168       (6,661)       (4,434)         537        1,941
Tax Expense                                       116          152           285          254          185
Net Income/(Loss)                               1,052       (6,813)       (4,719)         283        1,756
Diluted Earnings /(Loss) per
Share                                           (0.04)       (0.38)        (0.34)        0.01         0.09


SELECTED BALANCE SHEET DATA:                     1998      1997(1)          1996         1995         1994
---------------------------------------------------------------------------------------------------------------------
Working Capital                               $(2,269)      $7,055       $14,812       $7,333       $7,352
Total Assets                                   20,735       12,754        23,367       13,788       11,808
Total Liabilities                              10,437        5,144         6,221        3,163        1,544
Long Term Obligations and
Redeemable Preferred Stock                      1,543        2,184         4,408        2,267        1,500
Stockholders' Equity                          $10,298       $7,610       $15,646       $9,125       $8,764


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

                                           AMBI INC.

                                           By: /s/ Fredric D. Price
                                               ----------------------------
                                               Fredric D. Price, President,
                                               CEO and Director

Dated:  October 29, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of October 29, 1998 by the following persons on behalf of Registrant and in the capacities indicated.

                                               /s/ Fredric D. Price
                                               ----------------------------
                                               Fredric D. Price, President,
                                               CEO and Director


                                               /s/ Robert E. Flynn
                                               ----------------------------
                                               Robert Flynn,
                                               Chairman of the Board


                                               /s/ P. George Benson
                                               ----------------------------
                                               P. George Benson, Director


                                               /s/ Audrey T Cross
                                               ----------------------------
                                               Audrey T. Cross, Director


                                               /s/ Marvin Moser
                                               ----------------------------
                                               Marvin Moser, Director


                                               /s/ Robert E. Pollack
                                               ----------------------------
                                               Robert E. Pollack, Director


                                               /s/ Gerald A. Shapiro
                                               ----------------------------
                                               Gerald A. Shapiro, Chief
                                               Financial Officer