Form 10-Q
period 1998-09-30
AMBI INC
filed 1998-11-16
CIK 744962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For the Quarterly Period Ended:                               September 30, 1998


Commission File Number 0-14983

                                    AMBI INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


New York                                                  11-2653613
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation of organization)


4 Manhattanville Road, Purchase, NY                         10577
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (914) 701-4500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

                                              YES    X    NO
                                                  -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005         26,549,062 shares as of November 10, 1998.
-----------------------------         -----------------------------------------

                             AMBI INC. & SUBSIDIARY

                                      INDEX


PART I    FINANCIAL INFORMATION                                            PAGE
------    ---------------------                                            ----


ITEM 1    Financial Statements (unaudited)

          Consolidated Balance Sheets at September 30, l998
               and June 30, 1998                                            3

          Consolidated Statements of Operations for the three
               months ended September 30, 1998 and l997                     5

          Consolidated Statement of Stockholder's Equity for
               the three months ended September 30, l998                    6

          Consolidated Statements of Cash Flows for the three
               months ended September 30, l998 and 1997                     7

          Notes to Consolidated Financial
          Statements                                                        8

ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     13


PART II   OTHER INFORMATION
-------   -----------------

ITEM 1    Legal Proceedings                                                 18

ITEM 6    Exhibits and Reports on Form 8-K                                  18

                             AMBI INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          September 30, June 30,
                                                              1998        1998
                                                            -------     -------
                                                          (unaudited)

ASSETS
Current assets:
      Cash and cash equivalents                              $   322     $ 2,109
      Accounts receivable, net                                 2,953       3,408
      Inventories, net                                           681         695
      Prepaid expenses and other current assets                  848         413
                                                             -------     -------

Total current assets                                           4,804       6,625

Property and equipment, net                                      878         914
Patent costs and licensed technology, net                     12,132      11,715
Goodwill, net                                                  1,000         950
Other assets                                                     792         531
                                                             -------     -------

TOTAL ASSETS                                                 $19,606     $20,735
                                                             =======     =======



See accompanying notes

                             AMBI INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                 September 30,    June 30,
                                                                                     1998           1998
                                                                                 -------------    --------
                                                                                  (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term debt, current portion of long-term debt
            and lease obligations                                                $       3,088    $  3,052
       Accounts payable and accrued expenses                                             2,430       2,458
       Nutrition 21 acquisition payable                                                    275       2,747
       Preferred dividends payable                                                         654         637
                                                                                 -------------    --------

Total current liabilities                                                                6,447       8,894

Long-term debt and lease obligations, less current portion                               1,466       1,543
                                                                                 -------------    --------

TOTAL LIABILITIES                                                                $       7,913    $ 10,437
                                                                                 -------------    --------


STOCKHOLDERS' EQUITY:
       Preferred stock, $0.01 par value, authorized 5,000,000 shares;
         Series C convertible preferred, 222 shares issued and
          outstanding at September 30, 1998 and June 30, 1998
          (aggregate liquidation value Series C $2,743)                                   --          --
         Series D convertible preferred, 15,250 shares and 22,500
          shares issued and outstanding at September 30, 1998 and
          June 30, 1998, respectively (aggregate liquidation value
          Series D $1,652)                                                                --          --
       Common stock, $0.005 par value, authorized 65,000,000
         shares; 21,989,884 shares and 20,898,297 shares issued
         and outstanding  at September 30, 1998 and June 30, 1998,
         respectively                                                                      110         105
       Additional paid-in capital                                                       54,994      54,942
       Accumulated deficit                                                             (43,411)    (44,749)
                                                                                 -------------    --------

TOTAL STOCKHOLDERS' EQUITY                                                       $      11,693    $ 10,298
                                                                                 -------------    --------

COMMITMENTS AND CONTINGENT LIABILITIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $      19,606    $ 20,735
                                                                                 =============    ========


See accompanying notes.

                             AMBI INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                   Three Months Ended
                                                      September 30,
                                                   1998          1997 (1)
                                               ------------    ------------

NET SALES                                      $      5,815    $      3,118

Cost of sales                                           678             655
                                               ------------    ------------

GROSS PROFIT                                          5,137           2,463

Selling, general & administrative expenses            2,613           2,658
Research and development expenses                       487             495
Depreciation and amortization                           559             172
                                               ------------    ------------

OPERATING INCOME/(LOSS)                               1,478            (862)
Interest income                                          35              44
Interest expense                                         89              24
Other income, net                                        79             125
                                               ------------    ------------

INCOME/(LOSS) BEFORE INCOME TAXES                     1,503            (717)

INCOME TAXES                                             91               7
                                               ------------    ------------

NET INCOME/(LOSS)                              $      1,412    $       (724)
                                               ============    ============

BASIC EARNINGS (LOSS) PER SHARE                $       0.06    $      (0.06)
                                               ============    ============

Weighted average number of common shares         21,199,345      19,055,081
                                               ============    ============

DILUTED EARNINGS (LOSS) PER SHARE              $       0.05    $      (0.06)
                                               ============    ============

Weighted average number of common shares and
    equivalents                                  26,383,486      19,055,081
                                               ============    ============

(1) Certain reclassifications have been made to the financial statements for the quarter ended September 30, 1997 to conform to the presentation for the quarter ended September 30, 1998.

See accompanying notes.

                             AMBI INC. & SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)



                                                                                               Additional
                             Preferred Stock      Preferred Stock                               Paid-In     Accumulated
                                 Series C             Series D              Common Stock        Capital       Deficit      Total
                             shares       $       shares         $      shares          $           $            $           $
                           ----------   ------  ----------    ------  ----------   ----------  ----------   ----------  ----------

Balance at June 30, l998          222     --        22,500      --    20,898,297          105      54,942      (44,749)     10,298

Conversion of preferred
  stock to common stock
  including dividends
  issued as common stock         --       --        (7,250)     --     1,091,587            5          52         --            57

Preferred stock dividends        --       --          --        --          --           --          --            (74)        (74)

Net income for the period        --       --          --        --          --           --          --          1,412       1,412
                           ----------   ------  ----------    ------  ----------   ----------  ----------   ----------  ----------

Balance at September 30,
   l998                           222   $ --        15,250    $ --    21,989,884   $      110  $   54,994   ($  43,411) $   11,693
                           ==========   ======  ==========    ======  ==========   ==========  ==========   ==========  ==========


See accompanying notes.

                             AMBI INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                           Three Months Ended
                                                                              September 30,
                                                                            1998      1997 (1)
                                                                          --------    --------

Cash flows from operating activities:
    Net income/(loss)                                                     $  1,412    $   (724)
    Adjustments to reconcile net income/(loss) to net cash used in operating activities:
         Depreciation and amortization                                         559         172
         Nutrition 21 consulting expense                                        48        --
         Loss on disposal of equipment                                         142        --
         Changes in assets and liabilities, which includes Nutrition 21 from the date of acquisition:
             Decrease/(increase) in accounts receivable                        455        (721)
             Decrease in inventories                                            14         234
             Increase in other assets                                         (744)       (850)
             Increase in Nutrition 21 acquisition payable,
               net of cash payments                                            275          61
             Decrease in accounts payable and accrued expenses                 (28)        (22)
                                                                          --------    --------
                  Net cash provided by/(used in) operating activities        2,133      (1,850)
                                                                          --------    --------

Cash flows from investing activities:
    Payments for Nutrition 21 acquisition                                     --       (10,000)
    Contingent payments for Nutrition 21 acquisition                        (3,269)       --
    Acquisitions of property and equipment                                     (27)        (14)
    Proceeds on sale of equipment                                               68        --
    Patent costs and licensed technology                                      (430)        (95)
                                                                          --------    --------
                  Net cash used in investing activities                     (3,658)    (10,109)
                                                                          --------    --------

Cash flows from financing activities:
    (Repayments) borrowings under term loan                                   (233)      2,455
    Capital lease repayments                                                   (29)        (60)
    Proceeds from term loan                                                   --         3,300
                                                                          --------    --------
                  Net cash (used in)/provided by financing activities         (262)      5,695
                                                                          --------    --------

Net decrease in cash and cash equivalents                                   (1,787)     (6,264)
Cash and cash equivalents at beginning of period                             2,109       8,615
                                                                          --------    --------
Cash and cash equivalents at end of period                                $    322    $  2,351
                                                                          ========    ========


(1) Certain reclassifications have been made to the financial statements for the quarter ended September 30, 1997 to conform to the presentation for the quarter ended September 30, 1998.

         See accompanying notes.

                             AMBI INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)



Note 1   BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, l998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, l999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K as amended for the year ended June 30, l998.

         Certain reclassifications have been made to the prior period's financial statement amounts to conform to the current period presentation.


Note 2   ACQUISITION OF NUTRITION 21
         ---------------------------

         The purchase price for the acquisition of Nutrition 21 was $10,000,000 in cash plus 500,000 restricted shares of common stock of the Company. The Purchase Agreement also provides for annual contingent payments for each of the next four years of $2.5 million, but subject to adjustment for the achievement of net sales levels of certain products (contingent consideration clause), and royalties of 2.5% to 5.0% on net sales of products recommended for certain patented uses. At September 30, l998, the Company recorded on its balance sheet a then current liability of $275 in respect of a contingent payment due in September 1999 to the former owners of Nutrition 21 as provided for in the acquisition agreement. On September 30, l998, the Company paid the former owners of Nutrition 21 approximately $3.3 million representing the full amount of the contingent payment due for the 12 month period September 1997 through August 1998.

         The following represents the pro forma consolidated results of operations as if the Company and Nutrition 21 had been combined for the three months ended September 30, 1997. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective periods. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates. The pro forma information for the three months ended September 30, 1997 is as follows:


                           Net sales                                   $4,566
                           Net loss                                      (365)
                           Basic and diluted loss per share            $(0.04)

                             AMBI INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)



Note 3   INVENTORIES
         -----------

         The components of inventories at September 30, l998 and June 30, 1998 were:

                                                 September 30,       June 30,
                                                    l998              1998
                                                    ----              ----

           Raw materials                              $289              $289
           Work in process                              --                --
           Finished goods                              527               541
                                                    ------            ------
                                                       816               830
           less: Inventory valuation reserve          (135)             (135)
                                                    ------            ------
           Inventories, net                         $  681            $  695
                                                    ======            ======

         During the quarter ended September 30, l998, and the fiscal year ended June 30, 1998, the Company did not deduct any amounts from the inventory valuation reserve.


Note 4   STOCKHOLDERS' EQUITY
         --------------------

         Convertible Preferred Stock

         The Company is authorized to issue up to 5,000,000 shares of preferred stock, with a $0.01 par value, in one or more series, and to fix the powers, designations, preferences and rights of each series.

         In May 1997, the Company issued 45,000 shares of non-voting, Series D Preferred Stock (the "D Preferred"). Each share of D Preferred has a face value of $100 per share, and accrues a premium at 6% per annum for conversion purposes. The Company has registered Common Stock issuable upon conversion. In connection with this private placement, the Company also issued Warrants to purchase 528,937 shares of Common Stock at $2.72 per share. At September 30, 1998, there were 15,250 shares of D Preferred outstanding.

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

         The Company has the right to redeem the preferred stock for cash upon receipt of a notice of conversion. All C Preferred outstanding on October 13, 1999 will automatically convert into common stock of the Company. As of September 30, 1998, there were 222 shares of C Preferred outstanding.

                             AMBI INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

Note 4   STOCKHOLDERS' EQUITY, Continued
         -------------------------------

         With respect to the C Preferred, on December 5, 1997, the Company reduced the fixed conversion price from $3.25 to $2.75. The maturity date for mandatory conversion was extended to October 13, 1999. The holders of the C Preferred agreed not to convert any of their remaining holdings for a period of six months ending on June 5, 1998.

         Dividends payable on the C Preferred and the D Preferred were approximately $654 and $637 at September 30, 1998 and June 30, l998, respectively.

         The reduction in the fixed conversion price described above for the Series C and Series D Preferred Stock has not been recorded as additional preferred dividends for the year ended June 30, 1998 and the three months ended September 30, l998 because the Company's stock price is not high enough for the fixed conversion price to be beneficial to the Series C and Series D investors. As of June 30, 1998 and September 30, l998, the original discounts of fifteen and twenty-five percent granted to the Series C and Series D investors, respectively, are more beneficial for conversion purposes. As such, these conversion discounts have been recorded as additional preferred dividends. Should the fixed conversion price become more beneficial to the Series C investors (when the Company's stock price exceeds $3.23) or the D Investors (when the Company's stock price exceeds $3.00), the Company will record additional preferred dividends based on the Company's stock price at that time.


Note 5   EARNINGS/(LOSS) PER SHARE
         -------------------------

         Basic and diluted earnings (loss) per share for the three months ended September 30, 1998 and 1997 are as follows:

                                                 September 30,   September 30,
                                                     1998             1997
                                                 ------------    ------------

Net income/(loss)                                $      1,412    $       (724)
Preferred stock dividends                                 (74)           (114)
Conversion discount on convertible
   preferred stock                                       --              (293)
                                                 ------------    ------------
Net income/(loss) attributable
   to common stockholders                        $      1,338    $     (1,131)
                                                 ============    ============

Basic earnings/(loss) per share                  $       0.06    $      (0.06)
                                                 ============    ============

Weighted average number of common shares           21,199,345      19,055,081
                                                 ============    ============

Net income/(loss) attributable to
   common  shareholders                          $      1,338
Interest on AZWELL loan, net                                8
Preferred stock dividends, net                             74
                                                 ------------
Net income available to common
  shareholders after giving effect to dilution   $      1,420
                                                 ============
Diluted earnings/(loss) per share                $       0.05    $      (0.06)
                                                 ============    ============

Weighted average number of common shares
  and equivalents                                  26,383,486      19,055,081
                                                  ============    ============

                             AMBI INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

Note 5   EARNINGS/(LOSS) PER SHARE, Continued
         ------------------------------------

                  The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been anti-dilutive are as follows:

                                                     1998                1997

                Convertible Preferred Stock            --              1,223,373

                  The weighted average common shares and equivalents that were used to calculate diluted EPS was determined as follows:

                                                                         1998

                Weighted average common shares                        21,199,345
                Convertible Preferred Stock                            4,501,873
                AZWELL (fka NSK) Loan Payment Option                     682,268
                                                                     -----------
                                                                      26,383,486

Note 6   COMMITMENTS AND CONTINGENT LIABILITIES
         --------------------------------------

         In September 1998, the Company entered into an operating lease for office space in the US for its corporate offices for a term of 90 months expiring in March, 2006. Under the terms of the lease, the Company is obligated to make rental payments of $321 during fiscal 1999, $589 during fiscal 2000 through fiscal 2005, and $418 during fiscal 2006.

Note 7   COMPREHENSIVE INCOME
         --------------------

         Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale. For the Company, comprehensive income is the same as net income (loss).

Note 8   SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                                Three Months Ended
                                                                    September 30,
                                                              1998               1997
                                                              ----               ----
Supplemental disclosure of cash flow information:
        Cash paid for interest                               $  89                 $24
        Cash paid for income taxes                              50                   7

Supplemental schedule of non-cash financing activities:
        Obligation for purchase of property & equipment      $ 220                  --

                  On August 11, 1997, the Company acquired the net assets of Nutrition 21 in exchange for $10 million in cash and 500,000 shares of the Company's common stock. In connection with the acquisition, liabilities were assumed as follows:

                         Fair value of assets acquired              $11,645
                         Cash purchase price                         10,000
                         Stock issued                                 1,188
                                                                   --------
                         Liabilities assumed                       $    457
                                                                   ========

                             AMBI INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


Note 9   SUBSEQUENT EVENT
         ----------------

         On October 8, l998, the Company commenced a strategic alliance with AHP for retail distribution of the Company's proprietary nutrition products. As part of the alliance, AHP's Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(Registered) Salt in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. On October 8, l998, the Company received an upfront payment of $1.0 million from AHP for the rights and options. Also on October 8, 1998, AHP paid $1.15 per share or a total of $4.0 million for 3,478,261 shares of newly issued Company common stock. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

         General

         Historically, the Company's revenues have been attributable primarily to sales of its own products. Since the acquisition of Nutrition 21 on August 11, l997, the Company's revenues have been primarily derived from the sale of nutrition products to manufacturers of vitamin and mineral supplements and to a lesser extent from the sale of Wipe Out(TM) Dairy Wipes and Cardia(R) Salt. The Company has also received royalty income from users of its patented technology and milestone payments from research partners.

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

         On August 11, l997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership. Nutrition 21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. The purchase price for the acquisition was $10,000,000 in cash plus 500,000 restricted shares of Common Stock of the Company, and additional cash payments which are contingent upon the achievement of certain sales level in the four years following acquisition. The Company will also pay royalties to the sellers on sales of certain patented products. Of the $10 million cash paid at closing, $3.3 million was provided pursuant to a Loan Agreement with State Street Bank and Trust Company ("SSBT") and the remainder came from internal working capital. The loan bears interest at SSBT's prime rate plus one percent and is due June 30, 2000.

         The acquisition of Nutrition 21 was accounted for under the purchase method. Based upon the allocation of purchase price, the transaction resulted in $10.7 million of identifiable intangible assets, primarily patents and trademarks, and $1.0 million of goodwill. These amounts include approximately $2.5 million of identifiable intangible assets and $0.2 million of goodwill recorded in connection with amounts due under a contingency consideration clause in the Nutrition 21 purchase agreement. As additional contingency consideration is earned, the Company will allocate these amounts in accordance with the original purchase price allocation. The Company is amortizing the goodwill over 15 years and amortizing the identifiable intangible assets over their useful economic lives, which range from three to 15 years.


         Results of Operations

         The Company has an accumulated deficit due primarily to historical operating losses, the write-off of purchased goodwill (amortized over five years from 1986 - 1990) and purchased research and development costs (written-off in the year ended June 30, l993).

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


         Net Sales
         ---------

         Net sales increased 86% to $5,815 for the quarter ended September 30, l998 from $3,118 for the quarter ended September 30, l997. The increase in net sales of $2,697 is attributable to the acquisition of Nutrition 21 which generated $5,504 for the quarter ended September 30, l998 as compared to net sales of $2.5 million for the quarter ended September 30, l997. N21 was acquired by the Company on August 11, l997 and therefore the quarter ended September 30, l997 includes Nutrition 21 from the acquisition date until the end of the quarter. Net sales of other products decreased in the quarter ended September 30, l998 from the quarter ended September 30, l997 by a net amount of $200 primarily due to a change in marketing and distribution strategy for Cardia Salt.

         Cost of Sales
         -------------

         Gross profit for the Company as a percentage of net revenues was 88% for the quarter ended September 30, l998, compared to 80% for the quarter ended September 30, 1997. This increase in gross profit reflects a sales mix which includes the higher margin Nutrition 21 products for the quarter ended September 30, l998, compared to a sales mix which included the Company's lower margin products for the quarter ended September 30, l997. Nutrition 21 products had a gross profit percentage of approximately 92% for the quarter ended September 30, 1998 and September 30, 1997 while other products had a gross profit percentage of approximately 28% for the quarter ended September 30, 1998 and September 30, 1997.

         Selling, General and Administrative Expenses (SG&A)
         ---------------------------------------------------

         SG&A expenses decreased $45 or 2% for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The decrease is primarily due to lower marketing costs for Cardia(R) Salt, offset by the addition of Nutrition 21 for the full quarter ended September 30, 1998.

         Research and Development Expenses
         ---------------------------------

         Research costs decreased slightly for the quarter ended September 30, l998, compared to the quarter ended September 30, 1997. This decrease is due to the Company's decision to reduce research activities related to the infectious disease drug business.

         Operating Income/(Loss)
         -----------------------

         The Company's reported operating income of $1,478 for the quarter ended September 30, 1998 compared to a loss of $862 for the quarter ended September 30, l997. The increase in revenue and profitability of the company was due to the increase in gross profit attributable to the acquisition of Nutrition 21 and its product lines.

         Interest Expense, Net
         ---------------------

         Interest expense, net of interest income, was $54 in the quarter ended September 30, l998 compared to interest income of $20 in the corresponding period in 1997. Interest expense increased for the quarter ended September 30, 1998 as compared to the same period during the prior fiscal year because the loan from SSBT was outstanding for the period August 11, 1997 through September 30, 1997 during the prior year and the loan was outstanding for the entire three months ended September 30, 1998.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


         Other Income, Net
         -----------------

         In conjunction with the relocation of the Company's headquarters operations in September 1998 to Purchase, NY, the Company received $404 when it vacated the prior premises. The Company is utilizing $361 of those funds to pay the costs associated with the relocation. The decrease in Other Income, Net arises primarily from a reduction in sponsored pharmaceutical-related research.

         Income Tax Expense
         ------------------

         Income tax expense increased from $7 for the quarter ended September 30, l997 to $91 for the quarter ended September 30, l998 primarily due to estimated federal alternative minimum tax and state taxes.

         Net Income/Loss and Earnings Per Share
         --------------------------------------

         Net income for the quarter ended September 30, l998 was $1,412 as compared to a net loss for the quarter ended September 30, l997 of $724. Basic and diluted earnings per share for the quarter ended September 30, l998 were $0.06 and $0.05, respectively, as compared to a basic and diluted loss per share of ($0.06) for the quarter ended September 30, l997. This increase in net income and the resulting earnings per share increase resulted from the acquisition by Nutrition 21 and its product lines.

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

         Liquidity and Capital Resources

         As of September 30, l998, the Company had a working capital deficit of $1.6 million. Cash and cash equivalents were $322. The Company continues to take steps to improve its working capital position by increasing sales from existing businesses and reducing operating expenses. With the closing of the AHP transaction (discussed below), the Company has restored a working capital surplus. On June 30, l998, the Company had a working capital deficit of $2.3 million, which included cash and cash equivalents of $2.1 million.

         On September 17, l998, the Company entered into agreements to form a strategic alliance with American Home Products Corporation ("AHP") for retail distribution of the Company's proprietary nutrition products. As part of the alliance, Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(R) Salt Alternative in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. In addition, AHP agreed to make equity investments in newly issued shares of the Company's common stock. The alliance became effective on October 8, l998, when AHP paid $1.15 per share, or a total of $4.0 million, for 3,478,261 shares of newly issued common stock. Also on October 8, l998, the Company received an upfront payment of $1.0 million from AHP for the rights and options granted under the agreement. The Company retained the exclusive rights to market its products in both direct response and ingredient channels. Until used in the Company's operations, the Company will invest the AHP proceeds in investment grade commercial paper or equivalent instruments.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


         As of September 30, l998, the Company had a term loan balance of $2.2 million with SSBT. The Company had originally borrowed $3.3 million from SSBT to fund the acquisition of Nutrition 21. At December 31, 1997, the Company refinanced the then existing $2.8 million balance of the loan. Under the revised terms the Company received a $2.8 million term loan which is being amortized through monthly payments of principal and interest over a 30 month period at an interest rate equal to the prime rate plus one percent. SSBT also continues to provide a revolving credit line, based upon the level of inventory and receivables, of up to $4.0 million. All amounts owing under the term loan and the revolving credit line are due by June 30, 2000, the expiration date of the credit line. The Company had a zero balance under the revolving credit line at September 30, 1998.

         On December 12, 1996, the Company completed the sale of its UK-based food preservative business, Aplin & Barrett Ltd. ("A&B") to Burns Philp & Company Ltd. ("Burns Philp"). The Company reinvested the proceeds from the sale of A&B into the acquisition of Nutrition 21, which has thus far generated revenues greater than those lost as a result of the sale of A&B. In connection with the sale of A&B, Burns Philp provided the Company with a revolving credit line of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, l999. Borrowings under this credit line will accrue interest at a rate equal to the prime rate set from time to time by Citibank. To date the Company has not borrowed any amounts under this credit line, nor is it determinable at this time whether the future performance of the food preservative business would result in the forgiveness of any debt.

         With respect to the acquisition of Nutrition 21, at September 30, l998, the Company recorded on its balance sheet a then current liability of $275 in respect of a contingent payment due in September 1999 to the former owners of Nutrition 21 as provided for in the acquisition agreement. On September 30, l998, the Company paid the former owners of Nutrition 21 approximately $3.3 million representing the full amount of the contingent payment due for the 12 month period September 1997 through August 1998. The Company utilized cash generated from operations to satisfy the contingent payment obligation.

         In March 1996, the Company entered into an agreement with AZWELL, Inc. (formerly Nippon Shoji Kaisha), under which AZWELL agreed to provide research funding and equity and debt financing in return for exclusive rights to certain nisin based drug products in Japan and certain other Asian countries. In conjunction with that Agreement, AZWELL invested $2 million in the Company's Common Stock and loaned the Company another $2 million which can be repaid, at the Company's option, with the Company's Common Stock upon meeting certain milestones. The Company has advised AZWELL that one milestone, FDA acceptance of its Investigational New Drug application for diseases of the colon, has been met and as a result, the Company intends to repay $1 million of the loan with its Common Stock and $1 million in cash from operating activities. The loan is payable in full in March 1999.

         The Company's primary sources of financing are cash generated from continuing operations and the SSBT revolving line of credit. The availability under the SSBT revolving line of credit is based on the Company's accounts receivable and inventory. At September 30, l998, the Company had a zero balance under this line. The Company believes that cash generated from operations and cash available under the line of credit will provide sufficient liquidity to fund operations. The Company continues to eliminate expenditures that are not critical to the process of generating sales.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


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

         Year 2000
         ---------

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

         Recently Issued Accounting Standards
         ------------------------------------

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. This statement is effective for financial statements for annual periods beginning after December 15, l997.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

         It is not expected that adoption of these statements will have a material impact on the Company's financial position or operating results.

                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings


The Company was a defendant in a lawsuit brought in 1997 in the United States District Court for the Southern District of New York (Civil Action No. 97 Civ.5802 (BDP)) by RCN Products, Inc. ("RCN"). RCN sued under the Lanham Act and New York General Business Law, alleging that the term "Salt Alternative" used by AMBI to describe its Cardia(R) product, amounts to unfair competition by leading consumers to believe that the Cardia product is salt free. Effective November 9, 1998, the Company and RCN settled the lawsuit.


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.58 - Stock Purchase Agreement dated as of September 17, 1998 between American Home Products Corporation and AMBI Inc.

Certain portions of this Exhibit have been filed separately with the Commission and are subject to a request for confidential treatment.

Exhibit 10.59 - License, Option and Marketing Agreement dated as of September 17, 1998 between American Home Products, acting through its Whitehall-Robins Healthcare division, and AMBI Inc.

Certain portions of this Exhibit have been filed separately with the Commission and are subject to a request for confidential treatment.

Exhibit 27 - Financial Data Schedule


(b) There were no reports on Form 8-K filed by the Company during this fiscal quarter.

                             AMBI INC. & SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMBI INC.
                                    ---------
                                   Registrant


Date: November 16, 1998          By: /S/ Fredric D. Price
                                     --------------------
                                     Fredric D. Price
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                     /S/ Gerald A. Shapiro
                                     ---------------------
                                     Gerald A. Shapiro
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)