Form 10-Q
period 1998-12-31
AMBI INC
filed 1999-02-11
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                                      10-Q


For Quarter Ended:                                             December 31, 1998


Commission File Number 0-14983


                                    AMBI INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New York                                       11-2653613
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation of organization)


4 Manhattanville Road, Purchase, New York                          10577
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

                           YES   X         NO
                               -----          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.005          28,780,006 shares as of February 10, 1999
-----------------------------          -----------------------------------------

                             AMBI INC. & SUBSIDIARY

                                      INDEX

PART I              FINANCIAL INFORMATION                                                PAGE
------              ---------------------                                                ----
Item 1              Financial Statements


                    Consolidated Balance Sheets
                             at December 31, 1998
                             and June 30, 1998                                              3


                    Consolidated Statements of Operations
                             for the three and six month periods
                             ended December 31, 1998 and 1997                               5


                    Consolidated Statement of Changes
                             in Stockholders' Equity for
                             the six month period ended
                             December 31, 1998                                              6


                    Consolidated Statements of Cash Flows
                             for the six month periods ended
                             December 31, 1998 and 1997                                     7

                    Notes to Consolidated Financial
                             Statements                                                     8


Item 2              Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                    14



PART II             OTHER INFORMATION
-------             -----------------

Item 1              Legal Proceedings                                                      20

Item 2              Changes in Securities and Use of Proceeds                              20

Item 4              Submission of Matters to a Vote of Security Holders                    20

Item 6              Exhibits and Reports on Form 8-K                                       21

                             AMBI INC. & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                         December 31,            June 30,
                                                             1998                  1998
                                                             ----                  ----
                                                         (unaudited)
ASSETS

Current assets:

      Cash and cash equivalents                           $   5,610              $   2,109

      Accounts receivable, net                                3,778                  3,408

      Inventories, net                                          565                    695

      Prepaid and other current assets                          555                    413
                                                          ---------              ---------

Total current assets                                         10,508                  6,625

Property and equipment, net                                     993                    914

Patent costs and licensed technology, net                    12,571                 11,715

Goodwill, net                                                 1,058                    950

Other assets                                                    601                    531
                                                          ---------              ---------


TOTAL ASSETS                                              $  25,731              $  20,735
                                                          =========              =========




See accompanying notes to consolidated financial statements.

                             AMBI INC. & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                         December 31,            June 30,
                                                                             1998                  1998
                                                                             ----                  ----
                                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short term debt, current portion of long-term debt and lease
     obligations                                                           $  3,059              $  3,052
     Accounts payable and accrued expenses                                    2,554                 2,458
     Nutrition 21 acquisition payable                                         1,142                 2,747
     Preferred dividends payable                                                 85                   637
                                                                           --------              --------
     Total current liabilities                                                6,840                 8,894
Long term debt and lease obligation, less current portion                     1,012                 1,543
Other long term obligations                                                     470                    --
                                                                           --------              --------
TOTAL LIABILITIES                                                             8,322                10,437
                                                                           --------              --------
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value, authorized 5,000,000 shares;

          Series C convertible preferred, 895 shares issued; no
          shares outstanding at December 31, l998 and 222 shares
          outstanding at June 30, l998.                                          --                    --

          Series D convertible preferred, 45,000 shares issued; 5,750 shares outstanding at December 31, l998 and 22,500 shares
          outstanding at June 30, 1998 (aggregate liquidation value
          Series D $631,901).                                                    --                    --

          Series E convertible preferred, 1,500 shares issued and
          outstanding at December 31, 1998 (aggregate liquidation
          value Series E $1,509,041).                                            --                    --

    Common stock, $0.005 par value, authorized 65,000,000 shares;
       27,397,493 shares and 20,898,297 shares issued and outstanding at December 31, and June 30, l998,
       respectively.                                                            137                   105
                                                                           --------              --------
    Additional paid-in capital                                               58,590                54,942
    Accumulated deficit                                                     (41,318)              (44,749)
                                                                           --------              --------
TOTAL STOCKHOLDERS' EQUITY                                                 $ 17,409              $ 10,298
                                                                           --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 25,731              $ 20,735
                                                                           ========              ========

See accompanying notes to consolidated financial statements.

                             AMBI INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three Months Ended                 Six Months Ended
                                                        December 31,                      December 31,
                                                    1998              1997              1998            1997
                                                    ----              ----              ----            ----
Net sales                                       $  5,964           $  5,789         $ 11,779         $  9,032

License revenues                                   1,000                 --            1,000               --
                                                --------           --------         --------         --------

REVENUES                                           6,964              5,789           12,779            9,032

COSTS AND EXPENSES:

     Cost of sales                                   617                695            1,295            1,350

     Selling, general & admin. expenses            2,861              2,916            5,474            5,606

     Research and development expenses               378              1,067              865            1,562

     Depreciation and amortization                   570                485            1,129              625
                                                --------           --------         --------         --------

OPERATING INCOME/(LOSS)                            2,538                626            4,016             (111)

Interest income                                       66                 15              101               59

Interest expense                                      43                161              132              185

Other income, net                                     --                 --               79               --
                                                --------           --------         --------         --------

INCOME/(LOSS) BEFORE INCOME TAXES                  2,561                480            4,064             (237)
                                                --------           --------         --------         --------

Income taxes                                         166                 50              257               57
                                                --------           --------         --------         --------

NET INCOME/(LOSS)                               $  2,395           $    430         $  3,807         $   (294)
                                                ========           ========         ========         ========

Basic Earnings (Loss) per share                 $   0.08           $   0.00         $   0.14         $  (0.07)
                                                ========           ========         ========         ========


Weighted average number of common shares          26,475             19,821           23,843           19,464
                                                ========           ========         ========         ========

Diluted Earnings (Loss) per share               $   0.08           $   0.00         $   0.14         $  (0.07)
                                                ========           ========         ========         ========

Weighted average number of common shares
and equivalents                                   31,981             19,821           27,643           19,464
                                                ========           ========         ========         ========

See accompanying notes to consolidated financial statements.

                             AMBI INC. & SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                    Additional
                              Preferred Stock  Preferred Stock  Preferred Stock                       Paid-In   Accumulated
                                 Series C         Series D          Series E         Common Stock     Capital     Deficit     Total
                               Shares    $     Shares     $     Shares      $      Shares        $        $          $         $
                               ------  -----   ------   -----   ------    -----   -------      -----  -------   ----------   -----
Balance at June 30, l998         222     --    22,500     --       --            20,898,297     105    54,942    (44,749)    10,298

Conversion of Series D
  preferred stock to
  common stock, including
  dividends issued as
  common stock                    --     --   (16,750)    --       --       --    2,696,246      13       128         --        141

Exchange and redemption of
  Series C preferred stock,
  including accrued dividends
  for common stock and
  Series E preferred stock      (222)    --        --     --    1,500       --      324,689       2      (503)      (242)      (743)

Preferred stock dividends         --     --        --     --       --       --           --      --        --       (134)      (134)

Issuance of common stock          --     --        --     --       --       --    3,478,261      17     3,983         --      4,000
  to American Home Products

Compensation related to
  issuance of stock options       --     --        --     --       --       --           --      --        40         --         40

Net income for the period         --     --        --     --       --       --           --      --        --      3,807      3,807
                                 ---   ----    ------   ----    -----   ------   ----------  ------  --------  ---------    -------

Balance at December 31,
   l998                           --   $ --     5,750   $ --    1,500    $  --   27,397,493  $  137  $ 58,590  ($ 41,318)   $17,409
                                 ===   ====    ======   ====    =====    =====   ==========  ======  ========  =========    =======

See accompanying notes to consolidated financial statements.

                             AMBI INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Six Months Ended
                                                                             December 31,
                                                                          1998            1997
                                                                          ----            ----
Cash flows from operating activities:
Net income/(loss)                                                    $   3,807         $   (294)
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:
    Depreciation and amortization                                        1,129              625
    Loss on disposal of equipment                                          137               --
    Nutrition 21 consulting expense                                        106               --
    Other non-cash items                                                    40               --
    Changes in assets and liabilities:
      (Increase) in accounts receivable                                   (370)             (58)
      Decrease/(increase) in inventories                                   130             (526)
      (Increase) in prepaid and other current assets                      (142)            (257)
      (Increase) in other assets                                          (176)            (201)
      Increase in preferred stock dividends                                 --              301
      Increase/(decrease) in accounts payable and accrued expenses
                                                                            96             (617)
                                                                      --------         --------
        Net cash provided by/(used in) operating activities              4,757           (1,027)
                                                                      --------         --------

Cash flows from investing activities:
    Purchases of property and equipment                                   (212)             (39)
    Payments for patents and licensed technology                          (290)            (328)
    Proceeds from sale of equipment                                         75               --
    Payment for Nutrition 21 and related acquisition costs                  --          (10,499)
                                                                            --
    Contingent payments for Nutrition 21 acquisition                    (3,269)               --
                                                                      --------         --------
        Net cash used in investing activities                           (3,696)         (10,866)
                                                                      --------         --------

Cash flows from financing activities:
    Term loan borrowings                                                    --            3,300
    Revolving line of credit borrowings                                     --            1,092
    Issuance of common stock                                             4,000               --
    Term loan repayments                                                  (467)            (500)
    Capital lease obligation repayments                                    (57)            (107)
    Redemption of Series C Preferred Stock                              (1,027)              --
    Preferred dividends paid                                                (9)              --
                                                                      --------         --------
        Net cash provided by financing activities                        2,440            3,785
                                                                      --------         --------

Net increase/(decrease) in cash and cash equivalents                     3,501           (8,108)
Cash and cash equivalents at beginning of period                         2,109            8,615
                                                                      --------         --------
Cash and cash equivalents at end of period                            $  5,610         $    507
                                                                      ========         ========

See accompanying notes to consolidated financial statements.

                             AMBI INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


     Note 1  BASIS OF PRESENTATION

              The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, l998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, l999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K as amended for the year ended June 30, l998.

              Certain reclassifications have been made to the prior period's financial statement amounts to conform to the current period presentation.


     Note 2   Acquisition of Nutrition 21

              The purchase price paid on August 11, l997 for the acquisition of Nutrition 21 was $10,000,000 in cash plus 500,000 restricted shares of common stock of the Company. The Purchase Agreement also provides for annual contingent payments for each of the next four years of $2.5 million, but subject to adjustment for the achievement of net sales levels of certain products (contingent consideration clause), and royalties of 2.5% to 5.0% on net sales of products recommended for certain patented uses. At December 31, l998, the Company recorded on its balance sheet a current liability of $1,142 in respect of the contingent payment due in September 1999 to the former owners of Nutrition 21. On September 30, l998, the Company paid the former owners of Nutrition 21 approximately $3.3 million representing the full amount of the contingent payment due for the 12 month period September 1997 through August 1998.

              The following represents the pro forma consolidated results of operations as if the Company and Nutrition 21 had been combined for the six months ended December 31, 1997. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective periods. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates. The pro forma information for the six months ended December 31, 1997 is as follows:


                    Net sales                               $ 10,355
                    Net income                                   209
                    Basic and diluted loss per share        $ (0.07)

                             AMBI INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


Note 3   INVENTORIES

         The components of inventories at December 31, l998 and June 30, 1998 were:

                                                     December 31,      June 30,
                                                        l998              1998
                                                        ----              ----

            Raw materials                               $289              $289
            Work in process                               --                --
            Finished goods                               390               541
                                                      ------            ------
                                                         679               830
            less:  inventory valuation reserve          (114)             (135)
                                                      ------            ------
            Inventories, net                          $  565            $  695
                                                      ======            ======


Note 4   STOCKHOLDERS' EQUITY

         Common Stock

         On October 8, l998, the Company received $4.0 million from American Home Products (AHP) in exchange for 3,478,261 newly issued shares of common stock (par value $0.005) as described in a Stock Purchase Agreement entered into between the Company and AHP on that date.

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


         period of six months ending on June 5, 1998. The twenty-five percent conversion discount described above has been recorded as additional preferred dividends and reduced net income available to common stockholders for the year ended June 30, 1998. At December 31, 1998, there were 5,750 shares of D Preferred outstanding. The D Preferred was exchanged for a Series F Preferred after December 31, l998.
         See Note 9 - Subsequent Events.

         In October 1995, the Company issued 895 shares of non-voting Series C Preferred Stock ("C Preferred") for $10,000 per share. At June 30, 1998, 222 shares of C Preferred were outstanding. On December 10, l998, the Company issued 1,500 shares of new Series E Preferred Stock ("E Preferred") with a par value of $0.01 per share. On that date, the Company's outstanding C Preferred and accrued dividends thereon of $542 were exchanged for $1,500 face amount of E Preferred, $1.0 million in cash and the issuance of 324,689 shares of the Company's Common Stock. The E Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. The E Preferred bears dividends at a rate of 10% per annum payable in cash or, at the option of the company, in shares of Common Stock and has a provision for additional payments dependent upon increases in valuation of the Company's equity securities, subject to a $250 minimum. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $242, representing the excess of the consideration exchanged over the carrying value of the then outstanding C Preferred. The E Preferred is subject to conversion at any time, at the option of the holder, and is subject to mandatory conversion after three years.

         Dividends payable on the D Preferred were approximately $13 and $155 at December 31, 1998 and June 30, l998, respectively. Series E Preferred dividends of $9 were paid in cash at December 31, l998


Note 5   EARNINGS/(LOSS) PER SHARE

         Basic and diluted earnings (loss) per share for the three months and six months ended December 31, 1998 and 1997 are as follows:

                                                            Three months ended           Six months ended
                                                               December 31,                December 31,
                                                            1998          1997           1998         1997
                                                            ----          ----           ----         ----
         Net income/(loss)                               $    2,395    $      430     $    3,807    $     (294)
         Preferred stock dividends                             (298)         (103)          (376)         (217)
         Conversion discount on convertible
            preferred stock                                                  (420)                        (796)
                                                         ==========    ==========     ==========    ==========
         Net income/(loss) attributable
            to common stockholders                       $    2,097    $      (93)    $    3,431    $   (1,307)
                                                         ==========    ==========     ==========    ==========

         Basic earnings/(loss) per share                 $     0.08    $     0.00     $     0.14    $    (0.07)
                                                         ==========    ==========     ==========    ==========

         Weighted average number of common shares        26,474,738    19,820,502     23,842,943    19,464,121
                                                         ==========    ==========     ==========    ==========

                             AMBI INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


Note 5   EARNINGS/(LOSS) PER SHARE, Continued

                                                              Three months ended           Six months ended
                                                                 December 31,                December 31,
                                                              1998          1997           1998         1997
                                                              ----          ----           ----         ----
         Net income attributable to
            common  shareholders                           $    2,097        (93)     $    3,431      (1,307)
         Interest on AZWELL loan, net                               8                         16
         Preferred dividends, net                                 298                        376
                                                           ----------     -------     ----------      -------
         Net income available to common
           shareholders after giving effect to dilution    $    2,403        (93)      $   3,823      (1,307)
                                                           ==========     =======      =========      =======

         Diluted earnings/(loss) per share                 $     0.08     $  0.00      $    0.14      ($0.07)
                                                           ==========     =======      =========      =======

         Weighted average number of common
           shares and equivalents                          31,980,985                 27,642,848
                                                           ==========                 ==========


         Diluted earnings per share for the three and six month periods ended December 31, l997 do not reflect the incremental shares from the assumed conversion of stock options or warrants or the conversion of the preferred stock or convertible debt to common stock because the effect of such inclusion would be to reduce the loss per share.


Note 6   COMMITMENTS AND CONTINGENT LIABILITIES

         In September 1998, the Company entered into an operating lease for office space in the US for its corporate offices for a term of 90 months expiring in March, 2006. Under the terms of the lease, the Company is obligated to make rental payments of $321 during fiscal 1999, $589 during fiscal 2000 through fiscal 2005, and $418 during fiscal 2006.


Note 7   COMPREHENSIVE INCOME

         Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale. For the Company, comprehensive income is the same as net income/(loss).

                             AMBI INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


Note 8   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Six Months Ended
                                                                                      December 31,
                                                                               1998               1997
                                                                               ----               ----
                 Supplemental disclosure of cash flow information:
                         Cash paid for interest                             $   168                 $83
                         Cash paid for income taxes                              50                   7

                 Supplemental schedule of non-cash financing activities:
                         Obligation for purchase of property & equipment    $   220                  --
                         Obligation for N21 contingent payment              $ 1,142                  --
                         Obligation related to Series C redemption          $   250                  --

         On August 11, 1997, the Company acquired the net assets of Nutrition 21 in exchange for $10 million in cash and 500,000 shares of the Company's common stock. In connection with the acquisition, liabilities were assumed as follows:

                         Fair value of assets acquired              $11,645
                         Cash purchase price                        (10,000)
                         Stock issued                                (1,188)
                                                                   --------
                         Liabilities assumed                       $    457
                                                                   ========


Note 9   SUBSEQUENT EVENTS

         On January 21, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Optimum Lifestyle, Inc. ("Seller") relating to the business (the "Business") of developing, producing, and marketing dietary supplements, primarily nutrition bars which are marketed under the trademark "Lite-Bites" through the QVC Inc. television network. These products are manufactured to proprietary specifications under agreements with third party manufacturers. The purchase price paid by the Company at the closing was $6,000,000 in cash (the "Cash Purchase Price") and 1,304,347 shares of common stock of the Company. Additional contingent payments will be made to the Seller depending primarily on sales levels of the Business achieved during the five year period following the closing, payable in preferred stock of the Company and up to $5,500,000 in cash. A portion of the Cash Purchase Price was provided pursuant to an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan Agreement") with State Street Bank and Trust Company (the "Bank"), dated January 21, 1999, which Loan Agreement amended and restated a prior agreement with the Bank, and the balance was funded from internal working capital. Loans from the Bank bear interest at the prime rate plus 1% and are due February 1, 2002. The owners of the shares of capital stock of Seller have entered into consulting and non-competition agreements with the Company.

                             AMBI INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


Note 9   SUBSEQUENT EVENTS, Continued

         On January 27, 1999, the Company issued 575 shares of the Company's new Series F Preferred Stock with a face value of $575,000 in exchange for all of the Series D Preferred Stock, which currently has a face value of $575,000. The Series F Preferred Stock has a fixed conversion price of $1.25 per share in contrast to the variable conversion rate of the Series D Preferred Stock. The fixed conversion rate is subject to adjustment in certain circumstances. The Series F Preferred Stock bears dividends at a rate of 10% per annum payable in cash or, at the option of the Company, in shares of Common Stock, is subject to conversion at any time at the option of the holder, and is subject to mandatory conversion after three years.

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

           Cost of goods sold includes both direct and indirect manufacturing costs. Research expenses include internal expenditures as well as expenses associated with third party collaborators. Selling, general and administrative expenses include salaries and overheads, third party fees and expenses, royalty expenses for licenses and trademarks, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and acquisition-related goodwill and intangible assets, and amortizes them over periods of one to twenty years.

           On August 11, l997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership. Nutrition 21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. The purchase price for the acquisition was $10,000,000 in cash plus 500,000 restricted shares of Common Stock of the Company, and additional cash payments which are contingent upon the achievement of certain sales level in the four years following acquisition. The Company will also pay royalties to the sellers on sales of certain patented products. Of the $10 million cash paid at closing, $3.3 million was provided pursuant to a Loan Agreement with State Street Bank and Trust Company ("SSBT") and the remainder came from internal working capital. The loan which bears interest at SSBT's prime rate plus one percent was repaid in January 1999 in conjunction with the acquisition of the business and assets of Optimum Lifestyle, Inc. in January 1999.

           The acquisition of Nutrition 21 was accounted for under the purchase method. Based upon the allocation of purchase price, the transaction resulted in $10.7 million of identifiable intangible assets, primarily patents and trademarks, and $1.0 million of goodwill. These amounts include approximately $2.5 million of identifiable intangible assets and $0.2 million of goodwill recorded in connection with amounts due under a contingent consideration clause in the Nutrition 21 purchase agreement. As additional contingent consideration is earned, the Company will allocate these amounts in accordance with the original purchase price allocation. The Company is amortizing the goodwill over 15 years and amortizing the identifiable intangible assets over their useful economic lives, which range from three to 15 years.


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


           Total Revenues

           Net sales increased 3.0% to $5,964 for the three months ended December 31, l998 from $5,789 for the three months ended December 31, l997. The increase of $175 is due to increased Nutrition 21 ("N21") sales when compared to the comparable quarter a year earlier. Net sales for the six months ended December 31, 1998 increased 30.4% to $11,779 as compared to $9,032 for the six months ended December 31, l997. The increase in net sales is primarily due to the inclusion of N21 sales for the entire six month period ended December 31, l998, as well as continued growth in N21 revenues.

           License revenues of $1.0 million for the three and six month periods ended December 31, l998, is comprised entirely of license fees received from the Whitehall-Robins Healthcare division of American Home Products Corporation in accordance with the License, Option and Marketing Agreement entered into on October 8, l998.

           Cost of sales

           Cost of sales was $617 and $1,295 for the three and six month periods ended December 31, l998, as compared to $695 and $1,350 for the three and six month periods ended December 31, l997. The decrease in cost of sales is primarily due to increased proportion of higher margin ingredient revenues.

           Gross profit as a percentage of net sales was 89.7% and 89.0% for the three and six month periods ended December 31, l998 as compared to 88.0% and 85.0 % for the three and six month periods ended December 31, l997. The increase in gross profit percentage reflects a sales mix which included higher margin ingredient products of Nutrition 21 in the three and six month periods ended December 31, l998 as compared to the same period a year earlier. Nutrition 21 products had a gross profit percentage of approximately 92% for the three and six months ended December 31, l998 as compared to approximately 91% for the quarter and six months ended December 31, l997. Other products had an average gross profit percentage of approximately 73% for the three months and 65% for the six months ended December 31, l998 as compared to 61% and 52% for the comparable periods a year earlier.

           Selling, general and administrative expenses (SG&A)

           SG&A expense for the three and six month period ended December 31, l998 of $2,861 and $5,474, respectively, decreased $55 and $132, respectively, as compared to the three and six month periods ended December 31, l997. The decrease is primarily due to reduced promotional expenses for ingredient products partially offset by increases in general and administrative expenses.

           Research and development expenses

           Research costs decreased $689 and $697 for the three month and six month periods ended December 31, l998 when compared to the three and six month periods ended December 31, l997. The decrease is attributable to the Company's decision to reduce research activities related to its infectious disease drug business.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


           Operating Income/(Loss)

           The Company's reported operating income of $2,538 and $4,016 for the three and six month periods ended December 31, l998 increased $1,912 and $4,127 when compared to the three and six month periods ended December 31, l997. The increase in gross profit on the Company's sales, the $1.0 million in licensing revenue and cost containment programs in the three and six month periods ended December 31, l998, were the primary reasons for the improvement.

           Interest income, net

           Interest income, net of interest expense, was $23 for the three months ended December 31, l998 as compared to interest expense, net of interest income of $146 for the three months ended December 31, l997. The improvement is due primarily to a reduction in debt levels and from interest earned from funds received from American Home Products (see footnote 4).

           Income taxes

           Income taxes for the three and six month period ended December 31, l998 of $166 and $257, respectively, increased $116 and $200, respectively, when compared to the comparable periods last year. The increase is primarily due to estimated federal and state income taxes from the Company's increased profitability and to estimated federal alternative minimum tax.

           Other income, net

           During the six months ended December 31, l998, and in conjunction with the relocation of the Company's headquarters operations in September 1998 to Purchase, NY, the Company received $404 when it vacated the prior premises. Also included in other income, net is $361 of costs associated with the relocation. The decrease in Other income, net arises primarily from a reduction in sponsored pharmaceutical-related research.

           Net Income/(Loss) and Earnings Per Share

           Net income for the three and six month periods ended December 31, l998 of $2,395 and $3,807 increased $1,965 and $4,101 as compared to net income/(loss) of $430 and $(294) for the three and six month periods ended December 31, l997. Basic and diluted earnings per share for the three months ended December 31, l998 were $0.08 as compared to $0.00 basic and diluted earnings per share for three months ended December 31, l997. Basic and diluted earnings per share for the six month period ended December 31, l998 were $0.14 as compared to basic and diluted loss per share for the six months ended December 31, l997 of $(0.07).

           Quarterly Variations

           On a quarter-to-quarter basis, the Company's sales and income may vary widely, as a result of various factors. Such factors may include customers placing orders in anticipation of a price increase, customers adjusting finished goods inventory and planned variations in marketing, promotion and product development expenses. As a result, the Company may report sales increases or declines and/or income gains or losses for a particular quarter that may not reflect end-customer usage of the Company's products.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


           Liquidity and Capital Resources

           As of December 31, l998, the Company had a working capital surplus of $3.7 million. Cash and cash equivalents were $5.6 million. The Company has taken steps to improve its working capital position by increasing revenues and reducing operating expenses. With the closing of the AHP transactions (discussed below), the Company has restored a working capital surplus. On June 30, l998, the Company had a working capital deficit of $2.3 million and cash equivalents of $2.1 million.

           As of December 31, l998, the Company had a term loan balance of $1.9 million with State Street Bank & Trust Company ("SSBT"). The Company had originally borrowed $3.3 million in August 1997 from SSBT to fund the acquisition of Nutrition 21. At December 31, 1997, the Company refinanced the then existing $2.8 million balance of the loan. Under the revised terms, the term loan was to be amortized through monthly payments of principal and interest over a 30 month period at an interest rate equal to the prime rate plus one percent. SSBT also continued to provide a revolving credit line, based upon the Company meeting certain levels of inventory and receivables, of up to $4.0 million. All amounts owing under the term loan and the revolving credit line are due by the expiration date of the credit line. As of December 31, 1998 the Company had no borrowings under the revolving credit line. In January 1999, in conjunction with the acquisition of the business and substantially all of the assets of Optimum Lifestyle, Inc., the then outstanding balance of the term loan was repaid and a new loan was entered into for a portion of the purchase price.

           On October 8, l998, the Company entered into agreements to form a strategic alliance with American Home Products Corporation ("AHP"). Under a License, Option and Market agreement, AHP's Whitehall-Robins Healthcare Division ("W-R") was granted, for $1.0 million, an exclusive license to sell the Company's Cardia(R) Salt in retail markets in the United States. Under a separate Stock Purchase Agreement, AHP, on October 8, l998, paid $1.15 per share, or a total of $4.0 million, for 3,478,261 shares of newly issued common stock. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.

           In accordance with the Purchase Agreement for the acquisition of Nutrition 21, the Company recorded on its balance sheet at December 31, l998, a current liability of $1.1 million for the contingent payment due in September 1999 to the former owners of Nutrition 21 as provided for in the acquisition agreement. On September 30, l998, the Company paid the former owners of Nutrition 21 approximately $3.3 million representing the full amount of the contingent payment due for the 12 month period September 1997 through August 1998. The Company utilized cash generated from operations to satisfy the contingent payment obligation.

           In March 1996, the Company entered into an agreement with AZWELL, Inc. (formerly Nippon Shoji Kaisha), under which AZWELL agreed to provide research funding and equity and debt financing in return for exclusive rights to certain nisin based drug products in Japan and certain other Asian countries. In conjunction with that Agreement, AZWELL invested $2.0 million in the Company's Common Stock and loaned the Company another $2.0 million which can be repaid, at the Company's option, with the Company's Common Stock upon meeting certain milestones. The Company has advised AZWELL that one milestone, FDA acceptance of its Investigational New Drug application for diseases of the colon, has been met and as a result the Company intends to repay $1.0 million of the loan with its Common Stock and $1.0 million in cash from operations. The loan is payable in full in March 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


           On December 10, l998, the Company issued 1,500 shares of new Series E Preferred Stock ("Series E") with a par value of $0.01 per share. The Series E was exchanged for $1,500,000 face amount of the Company's outstanding Series C Preferred Stock. All remaining shares of Series C Preferred Stock were redeemed for $1.0 million in cash and the issuance of 324,689 shares of the Company's Common Stock.

           The Company's primary sources of financing are cash generated from continuing operations and the SSBT revolving line of credit. The availability under the SSBT revolving line of credit is based on the Company's accounts receivable and inventory. At December 31, l998, the Company had no borrowings under this line.

           The Company believes that cash generated from operations and cash available under the line of credit will provide sufficient liquidity to fund operations for the next twelve months. The Company continues to eliminate expenditures that are not critical to the process of generating sales.

           Future acquisition activities and any increases in research and development expenses over the present level may require additional funds. Also, the Company is obligated to repay the borrowings to SSBT in February 2002. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on reasonable terms.

           Year 2000

           The Company is analyzing the nature and extent of work required to make its products, systems and infrastructure Year 2000 compliant. The Company uses a number of computer software programs and operating systems in its internal operations, including applications in financial business systems, product development, marketing and various other administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming year "2000", some level of modification or possibly replacement of such applications may be necessary. The Company is in the process of inventorying all software and hardware components and has begun to upgrade software on its systems which are Year 2000 compliant. The Company has asked its suppliers to determine whether there are any Year 2000 problems which could affect the Company, and to provide assurances that they will not permit a Year 2000 problem to interfere with performance under agreements with the Company. The Company has received responses from its suppliers and customers and the Company is currently evaluating these responses. To the extent that the Company is uncertain as to its key suppliers compliance, it may choose to increase certain key product inventories during 1999 to assure continuity of operations. The Company continues to evaluate the estimated costs associated with its Year 2000 compliance efforts. While these efforts involve some additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without material adverse effect on its business, financial condition, or operating results.

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


Item 2 - Changes in Securities and Use of Proceeds

(a) On December 10, 1998, AMBI Inc. (the "Company") issued 1,500 shares of new Series E Preferred Stock in exchange for $1,500,000 face amount of the Company's outstanding Series C Preferred Stock. All remaining shares of Series C Preferred Stock were redeemed for cash and Common Stock. The Company also entered into an agreement with the holders of its Series D Preferred Stock to exchange all of the Series D Preferred Stock, which currently has a face value of $575,000, for 575 shares of the Company's new Series F Preferred Stock also with a face value of $575,000. This exchange was consummated on January 27, l999 following effectiveness of a registration statement for the underlying Common Stock (see
Note 9 Subsequent Events). Both the Series E and Series F Preferred Stock have a fixed conversion price of $1.25 per share in contrast to the variable conversion rates of the Series C and Series D Preferred Stock. The fixed conversion rate is subject to adjustment in certain circumstances. The Series E and Series F Preferred Stock bear dividends at a rate of 10% per annum payable in cash or, at the option of the Company, in shares of Common Stock. Both new series of Preferred Stock are subject to conversion at any time at the option of the holder and are subject to mandatory conversion after three years.

(b) On October 8, l998, the Company issued 3,478,261 shares of newly issued Company common stock to American Home Products Corporation for $1.15 per share or a total of $4.0 million.


Item 4 - Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on December 17, 1998. The following actions were taken at the meeting:

      Election of Directors              Votes For               Votes Against

      P. George Benson, PhD              23,915,397                 432,780
      Audrey T. Cross, PhD               23,835,397                 512,780
      Robert E. Flynn                    23,918,347                 432,830
      Marvin Moser, MD                   23,835,347                 512,830
      Fredric D. Price                   23,915,297                 432,880
      Robert E. Pollack, PhD             23,835,397                 512,780

Creation of a new 1998 Stock Option Plan authorizing the Company to issue up to 2,500,000 shares of Common Stock to directors, officers, employees, and others who render services to the Company

Votes For 15,118,539; Votes Against 1,178,814; Abstentions 135,562, and 7,915,262 Unvoted.

Appointment of KPMG Peat Marwick LLP as auditors for the fiscal year ending June 30, 1999;

Vote For 24,138,635; Votes Against 114,604; and Abstentions  94,438

Item 6 - Exhibits and Reports on Form 8-K



(a)  Exhibits

     Exhibit 27 - Financial Data Schedule


(b) The Company filed a report on Form 8-K relating to the exchange of its Series C and D Preferred Stock for Series E and F Preferred Stock, respectively (filed on December 11, 1998) consisting of Item 5 (Other Information) and Item 7 (Exhibits).

                              AMBI INC.& SUBSIDIARY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 AMBI INC.
                                                ----------
                                                Registrant





Date:  February 11, 1999         By:  /S/ Fredric D. Price
                                      --------------------
                                      Fredric D. Price
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                      /S/ Gerald A. Shapiro
                                      ---------------------
                                      Gerald A. Shapiro
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)