Form 10-Q
period 1999-03-31
AMBI INC
filed 1999-05-14
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                                      10-Q

For Quarter Ended:                                                March 31, 1999


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

                YES     X                          NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005               29,560,494 shares as of May 12, 1999
-----------------------------               ------------------------------------

                            AMBI INC. & SUBSIDIARIES

                                      INDEX

PART I          FINANCIAL INFORMATION                                       PAGE
------          ---------------------                                       ----

Item 1          Financial Statements


                Consolidated Balance Sheets
                         at March 31, 1999
                         and June 30, 1998                                    3


                Consolidated Statements of Operations
                         for the three and nine month periods
                         ended March 31, 1999 and 1998                        5


                Consolidated Statement of Stockholders'
                         Equity for the nine month period
                         ended March 31, 1999                                 6


                Consolidated Statements of Cash Flows
                         for the nine month periods ended
                         March 31, 1999 and 1998                              7

                Notes to Consolidated Financial
                         Statements                                           8

Item 2          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                          14

PART II         OTHER INFORMATION
-------         -----------------

Item 2          Changes in Securities and Use of Proceeds                    20

Item 6          Exhibits and Reports on Form 8-K                             20

                            AMBI INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                  March 31,             June 30,
                                                    1999                  1998
                                                    ----                  ----
                                                 (unaudited)

ASSETS

Current assets:

      Cash and cash equivalents               $     2,320            $     2,109

      Accounts receivable, net                      4,633                  3,408

      Other receivables                               325                     71

      Inventories, net                                893                    695

      Prepaid and other current assets                485                    342
                                                ---------              ---------


Total current assets                                8,656                  6,625


Property and equipment, net                         1,135                    914

Patent costs and licensed technology, net          19,032                 11,715

Goodwill, net                                       2,571                    950

Other assets                                          565                    531
                                                ---------              ---------


TOTAL ASSETS                                   $   31,959             $   20,735
                                               ==========             ==========






See accompanying notes to unaudited consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                         March 31,       June 30,
                                                                           1999            1998
                                                                           ----            ----
                                                                        (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Short term debt, current portion of long-term debt and lease
     obligations                                                         $ 1,596         $  3,052

     Accounts payable and accrued expenses                                  3,099           2,458

     Contingent payments payable                                            2,165           2,747

     Preferred dividends payable                                               44             637
                                                                         --------        --------
     Total current liabilities                                              6,904           8,894

Long term debt and lease obligation, less current portion                   3,750           1,543

Other long term obligations                                                   459              --
                                                                         --------        --------
TOTAL LIABILITIES                                                          11,113          10,437

Commitments and contingent liabilities

REDEEMABLE PREFERRED STOCK

          Series E convertible preferred, 1,500 shares issued and
          outstanding at March 31, 1999 (aggregate liquidation value
          Series E $1,546,027).                                             1,226              --

          Series F convertible preferred, 575 shares issued and 401
          shares outstanding at March 31, l999 (aggregate liquidation
          value Series F $408,031.)                                           345              --

STOCKHOLDERS' EQUITY

     Preferred stock, $0.01 par value, authorized 5,000,000 shares;

          Series C convertible preferred, 895 shares issued; no
          shares outstanding at March 31, l999 and 222 shares
          outstanding at June 30, l998.                                        --              --

          Series D convertible preferred, 45,000 shares issued; no
          shares outstanding at March 31, l999 and 22,500 shares
          outstanding at June 30, 1998.                                        --              --

     Common stock, $0.005 par value, authorized 65,000,000 shares;
       29,560,494 shares and 20,898,297 shares issued and outstanding
       at March 31, 1999 and June 30, l998, respectively.                     148             105

     Additional paid-in capital                                            59,428          54,942

     Accumulated deficit                                                  (40,301)        (44,749)
                                                                         --------        --------

TOTAL STOCKHOLDERS' EQUITY                                               $ 19,275        $ 10,298
                                                                         --------        --------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY   $ 31,959        $ 20,735
                                                                         ========        ========

See accompanying notes to unaudited consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended                  Nine Months Ended
                                                            March 31,                         March 31,
                                                       1999          1998                 1999          1998
                                                       ----          ----                 ----          ----

Net sales                                         $   7,146     $   5,333            $  18,925     $  14,240

Other revenues                                          237            --                1,237            --
                                                   --------      --------              -------        ------

REVENUES                                              7,383         5,333               20,162        14,240


COSTS AND EXPENSES:

     Cost of sales                                    1,330           720                2,625         2,070

     Selling, general & admin. expenses               3,627         3,051                9,101         8,657

     Research and development expenses                  355           475                1,220         2,037

     Depreciation and amortization                      734           450                1,863         1,075
                                                   --------      --------             --------       -------

OPERATING INCOME                                      1,337           637                5,353           401

Interest income                                          55             2                  156            61

Interest expense                                         94           106                  226           291

Other income, net                                        --            --                   79           125
                                                   --------      --------             --------       -------

INCOME BEFORE INCOME TAXES                            1,298           533                5,362           296
                                                   --------      --------             --------       -------

Income taxes                                             86             1                  343            58
                                                   --------      --------             --------       -------

NET INCOME                                         $  1,212      $    532             $  5,019       $   238
                                                   ========      ========             ========       =======

Basic Earnings (Loss) per share                    $   0.04      $   0.00             $   0.18       $ (0.06)
                                                   --------      --------             --------       -------

Weighted average number of common shares             28,588        20,898               25,402        19,919
                                                   ========      ========             ========       =======

Diluted Earnings (Loss) per share                  $   0.04      $   0.00             $   0.17       $ (0.06)
                                                   ========      ========             ========       =======

Weighted average number of common shares and
equivalents                                          30,054        20,912               26,654        19,919
                                                   --------      --------             --------       -------


See accompanying notes to unaudited consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)


                                                                                               Additional
                                        Preferred Stock   Preferred Stock                        Paid-In   Accumulated
                                           Series C          Series D         Common Stock       Capital     Deficit        Total
                                        Shares      $     Shares      $       Shares     $          $           $             $
                                        ------    -----   ------    -----     -------  -----    --------   -----------      -----

Balance at June 30, l998                   222       --   22,500       --  20,898,297    105      54,942       (44,749)    10,298

Conversion of Series D preferred
  stock to common stock, include-
  ing dividends issued as common
  stock                                     --       --  (16,750)      --   2,696,246     13         128           --         141

Exchange and redemption of
  Series C preferred stock, include-
  ing accrued dividends for common
  stock and Series E preferred stock      (222)      --       --       --     324,689      2      (1,729)         (242)    (1,969)

Exchange and redemption of
  Series D preferred stock, including
  accrued dividends for common
  stock  and Series F preferred stock            (5,750)      --   78,166          --   (379)        (81)         (460)

Premium on redemption of Series F
  preferred stock                                                                                                  (88)       (88)

Shares issued in connection with
  the settlement of AZWELL
  obligation                                                                  780,488      4         996                    1,000

Preferred stock dividends                   --       --       --       --          --     --          --          (160)      (160)

Issuance of common stock in
  connection with the acquisition
  of the Lite Bites Business.                                               1,304,347      7       1,430                    1,437

Issuance of common stock
  to American Home Products stock           --       --       --       --   3,478,261     17       3,983            --      4,000

Compensation related to issuance and/or
  repricing of stock options and warrants            --       --       --          --     --          57            --         57

Net income for the period                   --       --       --       --          --     --          --         5,019      5,019
                                            --   ------ --------   ------  ----------  -----       -----         -----   --------

Balance at March 31, 1999                   --   $   --       --  $    --  29,560,494 $  148  $   59,428     ($ 40,301)  $ 19,275
                                            ==   ====== ========  =======  ========== ======  ==========     =========   ========

See accompanying notes to unaudited consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Nine Months Ended
                                                                               March 31,

                                                                           1999         1998
                                                                           ----         ----

Cash flows from operating activities:

Net income                                                            $   5,019    $     238
Adjustments to reconcile net income to net cash provided
by/(used in) operating activities:
    Depreciation and amortization                                         1,863        1,075
    Loss on disposal of equipment                                           137           --
    Nutrition 21 consulting expense                                         158           --
    Changes in assets and liabilities:
      (Increase) in accounts receivable                                  (1,296)        (356)
      (Increase) in other receivables                                      (237)          --
      (Increase) in inventories                                            (198)        (414)
      (Increase) in prepaid and other current assets                        (72)        (297)
      (Increase) in other assets                                           (144)        (397)
      (Decrease) in preferred stock dividends                               (41)          --
      Increase/(decrease) in accounts payable and accrued                   641         (612)
       expenses                                                         -------     --------
        Net cash provided by/(used in) operating activities               5,830         (763)
                                                                        -------     --------

Cash flows from investing activities:
    Purchases of property and equipment                                    (430)        (123)
    Payments for patents and licensed technology                           (436)        (477)
    Proceeds from sale of equipment                                          75           --
    Payment for Nutrition 21 and related acquisition costs                   --      (10,499)
    Contingent payments for Nutrition 21 acquisition                     (3,269)          --
    Payment for Lite Bites Business                                      (6,088)          --
        Net cash (used in) investing activities                         (10,148)     (11,099)

Cash flows from financing activities:
    Term loan borrowings                                                  5,500        3,300
    Term loan repayments                                                 (2,662)        (656)
    Revolving line of credit borrowings                                      --        1,608
    Issuance of common stock                                              4,000           --
    Capital lease obligation repayments                                     (98)        (141)
    Redemption of Series C preferred stock                               (1,027)          --
    Preferred dividends paid                                                 (9)          --
    Redemption of Series F preferred stock                                 (175)          --
    AZWELL, Inc. note repayment                                          (1,000)          --
        Net cash provided by financing activities                         4,529        4,111

Net increase/(decrease) in cash and cash equivalents                        211       (7,751)
Cash and cash equivalents at beginning of period                          2,109        8,615
                                                                        -------        -----
Cash and cash equivalents at end of period                            $   2,320    $     864




See accompanying notes to unaudited consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

Note 1  BASIS OF PRESENTATION
        ----------------------

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, l999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, l999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K as amended for the year ended June 30, l998.

        Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

 Note 2 ACQUISITIONS
        ------------

        Lite Bites Business
        -------------------

        On January 21, l999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Optimum Lifestyle, Inc. ("Seller") relating to the business of developing, producing, and marketing dietary supplements, primarily nutrition bars which are marketed under the trademark "Lite-Bites" through the QVC Inc. television network (the "Lite Bites Business"). These products are manufactured to proprietary specifications under agreements with third party manufacturers. The purchase price paid by the Company was $6.1 million in cash, including related transaction costs, and 1,304,347 shares of restricted common stock of the Company, valued at $1.4 million. In connection with the acquisition, liabilities assumed were as follows:

                    Fair value of assets acquired             $ 7,616
                    Cash paid, including transaction costs     (6,088)
                    Restricted common stock issued             (1,436)
                    Liabilities assumed                       $    92

        Additional contingent payments will be made to the Seller depending primarily on sales levels of the Lite Bites Business achieved during the five year period following closing and/or the availability of Lite Bites products through certain distribution channels in the future as follows: a maximum of $3.0 million in cash and/or AMBI common stock, at the option of the previous owners of OLI, payable $1.0 million on each of the first three anniversaries of the acquisition; $3.0 million in newly issued AMBI preferred stock, payable $1.5 million on the first and second anniversaries of the acquisition; and a single payment of $1.0 million in cash, payable prior to the fifth anniversary of the acquisition.

                            AMBI INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

Note 2  ACQUISITIONS, Continued
        -----------------------

        The acquisition was accounted for under the purchase method. Based upon the allocation of purchase price, the transaction resulted in $6.1 million in identifiable intangible assets, primarily trademarks and non-compete agreements, and $1.5 million of goodwill. The Company is amortizing the goodwill over fifteen years and amortizing the identifiable intangible assets over their useful economic lives, which range from three to fifteen years. During the three months ended March 31, l999, the Company recorded approximately $94 in amortization expense related to the goodwill and other intangible assets described above.

        Nutrition 21
        ------------

        On August 11, l997, the Company purchased Nutrition 21 for $10.0 million in cash plus 500,000 restricted shares of common stock of the Company.

        In connection with the acquisition, liabilities assumed were as follows:

              Fair value of assets acquired             $ 11,645
              Cash purchase price                        (10,000)
              Stock issued                                (1,188)
                                                        --------
              Liabilities assumed                       $    457
                                                        ========

        The Purchase Agreement also provides for annual contingent payments to the former owners of Nutrition 21 for each of the four years after the closing of $2.5 million, but subject to adjustment for the achievement of net sales levels of certain products (contingent consideration clause), and royalties of 2.5% to 5.0% on net sales of products recommended for certain patented uses. At March 31, l999, the Company recorded on its balance sheet a current liability of $2.0 million in respect of the contingent payment due in September 1999. On September 30, l998, the Company paid the former owners of Nutrition 21 approximately $3.3 million representing the full amount of the contingent payment due for the 12 month period September 1997 through August 1998.

        The following represents the pro forma consolidated results of operations as if the Company, the Lite Bites Business and Nutrition 21 had been combined for the nine months ended March 31, 1999 and 1998. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective periods. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates. The pro forma information for the nine months ended March 31, 1999 and 1998 is as follows:

                                              1999            1998
                                              ----            ----
              Net sales                    $  22,069         20,970
              Net income                       4,469          2,152
              Basic earnings per share     $    0.15        $  0.04
              Diluted earnings per share   $    0.14        $  0.04

                            AMBI INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

Note 3  INVENTORIES
        -----------

        The components of inventories at March 31, l999 and June 30, 1998 were:

                                                        March 31,      June 30,
                                                          l999          1998
                                                          ----          ----

              Raw materials                               $369          $289
              Finished goods                               638           541
                                                       -------        ------
                                                         1,007           830
              less:  inventory valuation reserve          (114)         (135)
                                                       -------         -------
              Inventories, net                         $   893        $  695
                                                       =======        ======


Note 4  LICENSE, OPTION AND MARKETING AGREEMENT
        ---------------------------------------

        On October 8, l998, the Company commenced a strategic alliance with American Home Products Corporation ("AHP") for retail distribution of the Company's proprietary nutrition products. As part of the alliance, AHP's Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(R) Salt in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. On October 8, l998, the Company received an upfront payment of $1.0 million from AHP for the rights and options. Also on October 8, l998, AHP paid $1.15 per share or a total of $4.0 million for 3,478,261 shares of newly issued Company common stock. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.

Note 5  PREFERRED STOCK
        ---------------

        Redeemable Preferred Stock
        --------------------------

        On January 27, l999, the Company issued 575 shares of new Series F Preferred Stock ("F Preferred") with a par value of $0.01 per share. On that date, the Company's then outstanding 5,750 shares of D Preferred and accrued dividends thereon of $59 were exchanged for $575 face amount of F Preferred, 78,166 shares of the Company's common stock and the resetting of the exercise price of the Warrants of the Company issued in connection with D Preferred, to $1.25. The F Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. The F Preferred bears dividends at a rate of 10% per annum payable in cash, or at the option of the Company, in shares of Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $81, representing the excess of the consideration exchanged over the carrying value of the then outstanding D Preferred. The F Preferred is subject to conversion at any time at the option of the holders, and is subject to mandatory conversion after three years.

                            AMBI INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

Note 5  PREFERRED STOCK, Continued
        --------------------------

        The holders of F Preferred have the right to require the Company to redeem all or a portion of such holder's F Preferred at a price equal to 125% of the Conversion Amount if (i) the Company receives a purchase, tender or exchange offer made to and accepted by holders of more than 30% of the outstanding shares of Common Stock; (ii) there is a sale or transfer of all or substantially all of the Company's assets; (iii) there is a consolidation, merger or other business combination of the Company with another; (iv) there is a suspension from trading or failure of the Common Stock to be listed on the Nasdaq National Market, The New York Stock Exchange, Inc. or the American Stock exchange, Inc. for a period of five consecutive trading days, or for more than an aggregate of 10 trading days in any 365 day period; or (v) the Company breaches any representation, warranty, covenant or other term or condition of the Exchange Agreement. Further, the holders have the right to require the Company to redeem up to 10% of the face amount (together with accrued dividends thereon) of the F Preferred at a price equal to 150% of the Conversion Amount if, in any calendar month, the average of the closing bid price of the Common Stock for all trading days during such calendar month is less than $1.875. As of March 31, l999, 174 shares of F Preferred were redeemed, for $264, which included a premium of $88. As of March 31, l999, 401 shares of F Preferred were outstanding.

        In October 1995, the Company issued 895 shares of non-voting Series C Preferred Stock ("C Preferred") for $10,000 per share. At June 30, 1998, 222 shares of C Preferred were outstanding. On December 10, l998, the Company issued 1,500 shares of new Series E Preferred Stock ("E Preferred") with a par value of $0.01 per share. On that date, the Company's then outstanding C Preferred and accrued dividends thereon of $542 were exchanged for $1,500 face amount of E Preferred, $1.0 million in cash and the issuance of 324,689 shares of the Company's common stock. The E Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. The E Preferred bears dividends at a rate of 10% per annum payable in cash or, at the option of the company, in shares of Common Stock and has a provision for additional payments dependent upon increases in valuation of the Company's equity securities, subject to a $250 minimum. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $242, representing the excess of the consideration exchanged over the carrying value of the then outstanding C Preferred. The E Preferred is subject to conversion at any time, at the option of the holder, and is subject to mandatory conversion after three years.

        The holders of E Preferred have the right to require the Company to redeem all or a portion of such holder's E Preferred at a price equal to 125% of the Conversion Amount if (i) the Company receives a purchase, tender or exchange offer made to and accepted by holders of more than 30% of the outstanding shares of Common Stock; (ii) there is a sale or transfer of all or substantially all of the Company's assets; (iii) there is a consolidation, merger or other business combination of the Company with another; (iv) there is a suspension from trading or failure of the Common Stock to be listed on the Nasdaq National Market, The New York Stock Exchange, Inc. or the American Stock exchange, Inc. for a period of five consecutive trading days, or for more than an aggregate of 10 trading days in any 365 day period; or (v) the Company breaches any representation, warranty, covenant or other term or condition of the Exchange Agreement.

                            AMBI INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

Note 5  PREFERRED STOCK, Continued
        --------------------------

        Dividends payable at March 31, l999 on the E Preferred and F Preferred were approximately $37 and $7, respectively.

                            AMBI INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)


Note 6  EARNINGS/(LOSS) PER SHARE
        -------------------------

        Basic and diluted earnings (loss) per share for the three and nine month periods ended March 31, 1999 and 1998 are as follows:

                                                              Three months ended           Nine months ended
                                                                   March 31,                   March 31,

                                                              1999          1998           1999         1998
                                                              ----          ----           ----         ----

         Net income                                       $   1,212     $     532      $   5,019    $     238
         Preferred stock dividends                            (198)          (78)          (571)        (295)
         Conversion discount on convertible
            preferred stock                                                 (427)                     (1,222)

         Net income/(loss) available                      ---------     ---------      ---------    ---------
            to common stockholders                        $   1,014     $      27      $   4,448    $ (1,279)
                                                          =========     =========      =========    =========

         Basic earnings/(loss) per share                  $    0.04     $    0.00      $    0.18    $  (0.06)
                                                          =========     =========      =========    =========

         Weighted average number of common shares        28,588,111    20,898,297     25,401,575   19,919,345
                                                         ==========    ==========     ==========   ==========


         Net income/(loss) available to
            common stockholders                           $   1,014     $      27      $   4,448    $ (1,279)
         Interest on AZWELL, Inc. loan, net                      --                           33
         Preferred stock dividends                               44                           53
         Net income/(loss) available to common            ---------     ---------      ---------    ---------
           stockholders after giving effect to dilution   $   1,058     $      27      $   4,534    $ (1,279)
                                                          =========     =========      =========    =========

         Diluted earnings/(loss) per share                $    0.04     $    0.00      $    0.17      ($0.06)
                                                          =========     =========      =========    =========

         Weighted average number of common
           shares and equivalents                        30,054,866                   26,654,458
                                                         ==========                   ==========


        Diluted earnings/(loss) per share for the three and nine month periods ended March 31, 1999 and March 31, l998 do not reflect the incremental shares from the assumed conversion of stock options or warrants or the conversion of the preferred stock or convertible debt to common stock if the effect of such inclusion would be to reduce the loss per share.

                            AMBI INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

Note 7   SUPPLEMENTAL CASH FLOW INFORMATION                                              Nine months ended
         ----------------------------------                                                  March 31,
                                                                                         1999         1998
                                                                                         ----         ----
                 Supplemental disclosure of cash flow information:
                         Cash paid for interest                                       $   247        $   191
                         Cash paid for income taxes                                        50              8

                 Supplemental schedule of non-cash financing activities:

                         Obligation for purchase of property & equipment              $   220             --
                         Obligation for N21 contingent payment                        $ 1,998        $ 1,515
                         Obligation for Lite Bites contingent payment                 $   167             --
                         Obligation related to Series C redemption                    $   250             --
                         Conversion of long-term debt to common stock                 $ 1,000
                         Issuance of common stock for Series C redemption             $   345
                         Issuance of common Stock for Series D redemption             $   105



Note 8  DEBT FINANCING
        --------------

        On January 21, l999, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan Agreement") with State Street Bank and Trust Company ("SSBT"), which Loan Agreement amended and restated a prior agreement with SSBT. The Loan Agreement is for a $5.5M term loan and a $4.0M revolver for the purposes of acquiring the Lite Bites Business and for general corporate purposes. Loans from SSBT bear interest at the prime rate plus 1% and are due February 1, 2002. The Company is making monthly payments of principal and interest on the loan. There was no outstanding balance on the revolving loan at March 31, 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

         General

         The Company's revenues have been primarily derived from the sale of nutrition products to manufacturers of vitamin and mineral supplements and, since the acquisition on January 21, l999 of all the assets and certain liabilities of Optimum Lifestyle, Inc. (the "Lite Bites Business"), from the sale of nutrition bars and other related dietary supplement products marketed under the trademark "Lite Bites". The Company has, in addition, received royalty income from users of its patented technology and milestone payments from its research partners.

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

         On August 11, l997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership. Nutrition 21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. The purchase price for the acquisition was $10.0 million in cash plus 500,000 restricted shares of Common Stock of the Company, and additional cash payments which are contingent upon the achievement of certain sales level in the four years following acquisition. The Company will also pay royalties to the sellers on sales of certain patented products. Of the $10.0 million cash paid at closing, $3.3 million was provided pursuant to a Loan Agreement with State Street Bank and Trust Company ("SSBT") and the remainder came from internal working capital. The loan which bears interest at SSBT's prime rate plus one percent was repaid in January 1999.

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

         On January 21, l999, the company acquired substantially all of the assets and assumed certain of the liabilities of Optimum Lifestyle, Inc. ("Seller") relating to the business ("Lite Bites Business") of developing, producing, and marketing dietary supplements, primarily nutrition bars which are marketed under the trademark "Lite-Bites" through the QVC Inc. television network. These products are manufactured to proprietary specifications under agreements with third party manufacturers. The purchase price paid by the Company was $6.1 million in cash, including related transaction costs, and 1,304,347 shares of restricted common stock of the Company valued at $1.4 million.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

         Additional contingent payments will be made to the Seller, depending primarily on sales levels of the Lite Bites Business achieved during the five year period following closing and/or the availability of Lite Bites products through certain distribution channels in the future, as follows: a maximum of $3.0 million in cash and/or AMBI common stock, at the option of the previous owners of OLI, payable $1.0 million on each of the first three anniversaries of the acquisition; $3.0 million in newly issued AMBI preferred stock, payable $1.5 million on the first and second anniversaries of the acquisition; and a single payment of $1.0 million in cash, payable prior to the fifth anniversary of the acquisition.


         Results of Operations

         Revenues
         --------

         For the three and nine month periods ended March 31, l999, the Company reported net sales of $7.1 million and $18.9 million respectively, as compared to $5.3 million and $14.2 million respectively for the same periods a year earlier. The increase in net sales of $1.8 million and $4.7 million for the three and nine month periods of fiscal 1999 when compared to the same fiscal periods a year ago, is primarily due to increased ingredient sales from the August 11, l997 acquisition of Nutrition 21, combined with product sales from the January 21, l999 acquisition of the Lite Bites Business.

         Other revenues of $0.2 million and $1.2 million for the three and nine month periods ended March 31, l999, respectively, are comprised of license and royalty revenues earned from the Whitehall-Robbins Healthcare division of American Home Products Corporation in accordance with the License, Option and Marketing Agreement entered into on October 8, l998.

         Cost of sales
         -------------

         Cost of sales of $1.3 million and $2.6 million for the three and nine month periods ended March 31, l999, respectively, was $0.6 million greater than the three and nine month periods a year earlier. The increase in cost of sales for the three and nine month periods is directly attributable to increased sales levels and a lower proportion of high margin ingredient revenues.

         Gross margin of 81.3% for the three months ended March 31, l999 was 5.2% less than the comparable period a year ago. The sale of higher margin ingredient products was partially offset by the sale of Lite-Bites products which have a lower gross profit as a percentage of sales.

         Selling, general and administrative expenses (SG&A)
         ---------------------------------------------------

         SG&A expense for the three and nine month periods ended March 31, l999, was $3.6 million and $9.1 million, respectively, as compared to $3.1 million and $8.7 million, respectively, for the same periods a year earlier. The increase in both periods is due to increased general and administrative expenses and marketing expenses partially offset by reduced promotional expenses for ingredient products.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

         Research and development expenses
         ---------------------------------

         Research costs decreased $0.1 million and $0.8 million for the three and nine month periods ended March 31, l999, respectively, compared to $0.5 million and $2.0 million of research costs for the same periods a year earlier. The decrease for the three and nine month periods is attributable to the Company's decision to reduce research activities related to its infectious disease drug business.

         Operating Income
         ----------------

         The Company's reported operating income of $1.3 million and $5.4 million for the three and nine month periods ended March 31, l999 respectively, were $0.7 million and $5.0 million greater than the operating income of $0.6 million and $0.4 million for the same periods a year earlier. The increase in net sales from the acquisition of the Lite Bites Business and, the increase in net sales of the ingredient products, combined with licensing and royalty revenues of $0.2 million and $1.2 million for the three and nine months periods, respectively, were contributing factors; partially offsetting these improvements were increased selling, general and administrative expenses.

         Interest expense, net
         ---------------------

         Interest expense, net of interest income of $39 and $70 for the three and nine month periods ended March 31, l999 respectively were $65 and $160 less than the comparable periods a year earlier. The improvement is due primarily to reduction in debt levels and from interest earned from funds received.

         Other income, net
         -----------------

         During the nine months ended March 31, l999, and in conjunction with the relocation of the Company's headquarters operations in September 1998 to Purchase, NY, the Company received $404 when it vacated its prior premises. Also included in other income, net is $361 of costs associated with the relocation. The decrease in other income, net, arises primarily from a reduction in sponsored pharmaceutical-related research.

         Income taxes
         ------------

         Income taxes for the three and nine month periods ended March 31, l999 of $86 and $343, respectively, increased $85 and $285, respectively, when compared to comparable periods a year earlier. The increase is primarily due to estimated federal alternative minimum tax and state income taxes from the Company's increased profitability.

         Quarterly Variations
         --------------------

         On a quarter-to-quarter basis, the Company's sales and income may vary widely as a result of various factors. Such factors may include customers placing orders in anticipation of a price increase, customers adjusting finished goods inventory and planned variations in marketing, promotion and product development expenses. As a result, the Company may report sales increases or declines and/or income gains or losses for a particular quarter that may not reflect end-customer usage of the Company's products.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


         Liquidity and Capital Resources

         As of March 31, l999, the Company had a working capital surplus of $1.8 million including cash and cash equivalents of $2.3 million. The Company continues to improve its working capital position by increasing profits and reducing research and development expenses, notably, related to infectious diseases. At June 30, l998, the Company had a working capital deficit of $2.3 million, including cash and cash equivalents of $2.1 million.

         On January 21, l999, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan Agreement") with State Street Bank & Trust Company ("SSBT") which Loan Agreement amended and restated a prior agreement with SSBT. The Loan Agreement is for a $5.5M term loan and a $4.0M revolver for the purposes of acquiring the Lite Bites Business and for general corporate purposes. Loans from SSBT bear interest at the prime rate plus 1% and are due February 1, 2002. The Company is making monthly payments of principal and interest on the loan. The Company had no outstanding balance on the revolving loan as of March 31, l999. As of March 31, l999, the Company has an outstanding term loan balance of $5.2 million with SSBT.

         On October 8, l998, the Company entered into agreements to form a strategic alliance with American Home Products Corporation ("AHP"). Under a License, Option and Marketing agreement, AHP's Whitehall-Robins Healthcare Division was granted, for $1.0 million, an exclusive license to sell the Company's Cardia(R) Salt in retail markets in the United States. Under a separate Stock Purchase Agreement, AHP, on October 8, l998, paid $1.15 per share, or a total of $4.0 million, for 3,478,261 shares of newly issued common stock. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.

         In accordance with the Purchase Agreement for the acquisition of Nutrition 21, the Company recorded on its balance sheet at March 31, l999, a current liability of $2.0 million for the contingent payment due in September 1999 to the former owners of Nutrition 21 as provided for in the acquisition agreement. On September 30, l998, the Company paid the former owners of Nutrition 21 approximately $3.3 million representing the full amount of the contingent payment due for the 12 month period September 1997 through August 1998. The Company utilized cash generated from operations to satisfy the contingent payment obligation.

         In March 1996, the Company entered into an agreement with AZWELL, Inc. (formerly Nippon Shoji Kaisha), under which AZWELL agreed to provide research funding and equity and debt financing in return for exclusive rights to certain nisin based drug products in Japan and certain other Asian countries. In conjunction with that Agreement, AZWELL invested $2.0 million in the Company's Common Stock and loaned the Company another $2.0 million which could be repaid, at the Company's option, with the Company's Common Stock upon meeting certain milestones. The Company advised AZWELL that one milestone, FDA acceptance of its Investigational New Drug application for diseases of the colon, was met. On March 18, l999, the Company exercised its right and settled $1.0 million of the loan with its Common Stock and repaid $1.0 million in cash.

         On December 10, l998, the Company issued 1,500 shares of new Series E Preferred Stock ("E Preferred") with a par value of $0.01 per share. The E Preferred which is convertible into common stock of the Company at a fixed price of $1.25 per share, was exchanged for $1.5 million face amount of the Company's outstanding Series C Preferred Stock ("C Preferred"). All remaining shares of C Preferred not so exchanged, were redeemed for $1.0 million in cash and the issuance of 324,689 shares

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


         of the Company's Common Stock. The C Preferred was convertible into common stock of the Company at a discount to the average closing price in the five days preceding conversion.

         On January 27, l999, the Company issued 575 shares of new Series F Preferred Stock ("F Preferred") with a par value of $0.01 per share. On that date, the Company's then outstanding 5,750 shares of D Preferred and accrued dividends thereon of $59 were exchanged for $575 face amount of F Preferred, 78,166 shares of the Company's common stock and the resetting of the exercise price of the Warrants of the Company, issued in connection with D Preferred, to $1.25. The F Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. The F Preferred bears dividends at a rate of 10% per annum payable in cash, or at the option of the Company, in shares of Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $81, representing the excess of the consideration exchanged over the carrying value of the then outstanding D Preferred. The F Preferred is subject to conversion at any time at the option of the holders, and is subject to mandatory conversion after three years.

         The Company's primary sources of financing are cash generated from continuing operations and the SSBT revolving line of credit. The availability under the SSBT revolving line of credit is based on the Company's accounts receivable and inventory. At March 31, l999, the Company had no borrowings under this line.

         The Company believes that cash generated from operations and cash available under the line of credit will provide sufficient liquidity to fund operations for the next twelve months. The Company continues to eliminate expenditures that are not critical to the process of generating sales.

         Future acquisition activities and any increases in marketing and research and development expenses over the present levels may require additional funds. Also, the Company is obligated to repay the borrowings to SSBT in February 2002. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on reasonable terms.

         Year 2000
         ---------

         The Company is analyzing the nature and extent of work required to make its systems and infrastructure Year 2000 compliant. The Company uses a number of computer software programs and operating systems in its internal operations, including applications in financial business systems, product development, marketing and various other administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming year "2000", some level of modification or possibly replacement of such applications may be necessary. The Company is in the process of inventorying all software and hardware components and has begun to upgrade software on its systems which are Year 2000 compliant. The Company has asked its suppliers to determine whether there are any Year 2000 problems which could affect the Company, and to provide assurances that they will not permit a Year 2000 problem to interfere with performance under agreements with the Company. The Company has received responses from its suppliers and customers and the Company is currently evaluating these responses. To the extent that the Company is uncertain as to its key suppliers compliance, it may choose to increase certain key product inventories during 1999 to assure continuity of operations. The Company continues to evaluate the estimated costs associated with

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


         its Year 2000 compliance efforts. At the present time, the Company believes that any additional costs to be incurred will be immaterial. While these efforts may involve some additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without material adverse effect on its business, financial condition, or operating results.

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

         The Company continues to evaluate the impact these statements may have on the Company's financial position or operating results.

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

     On December 10, 1998, AMBI Inc. (the "Company") issued 1,500 shares of new Series E Preferred Stock in exchange for $1,500,000 face amount of the Company's outstanding Series C Preferred Stock. All remaining shares of Series C Preferred Stock were redeemed for cash and Common Stock. The Company also entered into an agreement with the holders of its Series D Preferred Stock to exchange all of the Series D Preferred Stock, which had a face amount of $575,000, for 575 shares of the Company's new Series F Preferred Stock also with a face amount of $575,000. This exchange was consummated on January 27, l999 following effectiveness of a registration statement for the underlying Common Stock. Both the Series E and Series F Preferred Stock have a fixed conversion price of $1.25 per share in contrast to the variable conversion rates of the Series C and Series D Preferred Stock. The fixed conversion rate is subject to adjustment in certain circumstances. The Series E and Series F Preferred Stock bear dividends at a rate of 10% per annum payable in cash or, at the option of the Company, in shares of Common Stock. Both new series of Preferred Stock are subject to conversion at any time at the option of the holder and are subject to mandatory conversion after three years.

     On March 4, l999, the Company issued a warrant to The Research Works, Inc. to purchase up to 100,000 shares of the Company's common stock at a price of $1.375 per share prior to March 4, 2004, in exchange for research reporting services. The above issuances were made pursuant to Section 4(2) of the Securities Act of 1933.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b) The Company filed a report on Form 8-K on February 3, l999 relating to its acquisition of substantially all of the assets of Optimum Lifestyle, Inc., consisting of Item 2 (Acquisition of Assets) and Item 7 (Exhibits).

     The Company filed a report on Form 8-K/A on March 15, l999, amending its Form 8-K relating to its acquisition of substantially all of the Assets of Optimum Lifestyle, Inc., consisting of Item 7(a) (Financial Statements of Optimum Lifestyle, Inc); Item 7(b) (Unaudited pro forma financial information) and Item 7(c) (Exhibits).

                             AMBI INC. & SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               AMBI INC.
                                                               ---------
                                                               Registrant



Date:  May 14, 1999             By:   /S/ Fredric D. Price
                                      --------------------
                                      Fredric D. Price
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /S/ Gerald A. Shapiro
                                      ---------------------
                                      Gerald A. Shapiro
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)