Form 10-K
period 1999-06-30
AMBI INC
filed 1999-09-27
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 1999               Commission File Number 0-14983

                                    AMBI INC.
             (Exact Name of Registrant as Specified in its Charter)

           New York                                        11-2653613
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

         4 Manhattanville Road
         Purchase, New York                                10577-2197
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including Area Code:       (914) 701-4500
                                                     -------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $53,301,379 as of September 22, 1999.

The number of shares outstanding of Registrant's Common Stock as of September 22, 1999: 30,494,215.

                             FORM 10-K REPORT INDEX


10-K Part
and Item No.                                                            Page No.
--------------------------------------------------------------------------------

PART I

Item 1        Business                                                       3
Item 2        Properties                                                    11
Item 3        Legal Proceedings                                             11
Item 4        Submission of Matters to a Vote of Security Holders           12


PART II

Item 5        Market Price of Registrant's Common Equity and
              Related Stockholder Matters                                   13
Item 6        Selected Financial Data                                       14
Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           15
Item 7a       Quantitative and Qualitative Disclosures About Market Risk    22
Item 8        Financial Statements and Supplementary Data                   22
Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           22


PART III

Item 10       Directors and Executive Officers of the Registrant            23
Item 11       Executive Compensation                                        28
Item 12       Security Ownership of Certain Beneficial Owners
              and Management                                                34
Item 13       Certain Relationships and Related Transactions                35


PART IV

Item 14       Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                           37

                                     PART I

Item 1.    BUSINESS

The Company

         AMBI Inc. (the "Company") is a New York corporation that was incorporated on June 29, 1983 and currently concentrates its business primarily on research, development, manufacturing, and sales of Nutrition Products. The Company supports the value of its Nutrition Products with "pharmaceutical-type" clinical trials. The Company's Nutrition Products are developed for consumers concerned primarily about cardiovascular health and diabetes.

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

         On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership. Nutrition 21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. The purchase price for the acquisition was $10.0 million (the "Cash Purchase Price"), plus 500,000 restricted shares of Common Stock of the Company, and additional cash payments that are contingent upon the achievement of certain sales levels in the four years following acquisition. The Company will also pay royalties to the sellers on sales of certain patented products. Part of the Cash Purchase Price was provided pursuant to a loan from State Street Bank and Trust Company ("SSBT") and the remainder came from internal working capital. All of the proceeds from the SSBT loan were repaid as of January 21, 1999. The products acquired from Nutrition 21 constituted a large majority of the Company's revenues during the fiscal year ended June 30, 1999.

         On September 17, 1998, the Company entered into a strategic alliance with American Home Products Corporation ("AHP") for the right to distribute certain of the Company's proprietary nutrition products in certain retail channels in the U.S. As part of the alliance, Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(Registered) Salt under the "Cardia" trademark in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. In addition, on October 8, 1998, AHP paid $1.15 per share, or a total of $4.0 million, for 3,478,261 shares of newly-issued Common Stock from the Company. Also on October 8, 1998, the Company received a non-refundable payment of $1.0 million from AHP for the rights granted under the agreement. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.

         On January 21, l999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Optimum Lifestyle, Inc. ("OLI") relating to the business of developing, producing, and marketing dietary supplements, primarily nutrition bars that are marketed under the registered trademark "Lite Bites" through the QVC, Inc. ("QVC") television network (the "Lite Bites Business"). These products are manufactured to proprietary specifications under agreements with third party manufacturers. The purchase price paid by the Company was $6.0 million, including related transaction costs (the "Cash Purchase Price"), and 1,304,347 restricted shares of Common Stock of the Company. Part of the Cash Purchase Price was provided pursuant to a Revolving Credit and Term Loan Agreement (the "Loan Agreement") with SSBT and the remainder came from internal working capital. The Loan Agreement amended and restated the loan entered into in connection with the acquisition of Nutrition 21, and bears interest at SSBT's prime rate plus 1% and is due February 1, 2002. Additional contingent payments will be made to the Seller depending primarily on sales levels of the Lite Bites Business achieved during the five year period following closing and/or the availability of Lite Bites products through certain distribution channels.

Nutrition Products

         Nutrition Products may take the form of either foods or beverages and can include vitamins, minerals, enteral and parenteral supplements, other dietary supplements, healthy foods, functional foods, special dietary foods, and medical foods, and are sometimes referred to colloquially as "nutraceuticals".

         The Company develops Nutrition Products that are regulated by the 1994 Dietary Supplement Health and Education Act (DSHEA) and the Orphan Drug Act, and markets its products to consumers, physicians, pharmacists, dietitians, other health care professionals, and other companies, and supports the use of these products with data from clinical studies. In addition, the Company conducts clinical studies to further strengthen the medical and scientific rationale for these products.

         Ingredient Products

         The Company develops, manufactures, and markets essential trace elements used primarily as ingredients in nutritional supplements. Currently, the Company's primary product is chromium picolinate. A composition of matter patent for chromium picolinate and its uses is exclusively licensed for its duration to Nutrition 21 by the United States Department of Agriculture ("USDA"), and expires August 8, 2000. In addition to the composition of matter patent, the Company owns eight patents which cover certain chromium compositions and their uses, including three patents that expire in 2009, for the use of chromium picolinate in the management of cholesterol, glucose control, and increasing lean body mass and reducing body fat. The Company also owns a patent for a novel chromium picolinate complex, which the company calls "Chromax(Registered) Plus", that also covers the use of the chromium picolinate complex in the management of cholesterol, glucose control, and increasing lean body mass and reducing body fat. This improved chromium picolinate complex contains combinations of chromium, picolinic acid, and various nutrients for enhancing the benefits of chromium picolinate alone. New Chromax Plus complexes should provide added benefits to people concerned about these issues, and is planned for development, in a different form, as a prescription drug for people with steroid-induced diabetes. Chromax Plus complexes will have patent protection into the year 2018. See "Proprietary Rights."

         AMBI and Nutrition 21 have demonstrated the safety and efficacy of Chromax chromium picolinate in more than 15 well-controlled clinical trials for people concerned about maintaining healthy blood glucose levels, increasing lean body mass and reducing body fat, and promoting healthy cholesterol levels. In 1999, scientists presented research at a symposium during the 59th annual scientific sessions of the American Diabetes Association (ADA) that supports the emerging role for the dietary supplement Chromax(Registered) chromium picolinate in the management of diabetes.

         Babak Bahadori, MD, of the University of Graz in Austria found that chromium picolinate may enhance the effects of metformin and oral sulfonylureas, the most commonly used drugs in the treatment of diabetes. Dr. Bahadori's data suggest that in obese patients with Type 2 diabetes receiving a sulfonylurea and metformin, supplementation with chromium picolinate significantly lowered fasting insulin levels without a detrimental effect on glucose control.

         The ability of chromium picolinate to lower fasting insulin levels in patients already receiving diabetic medications is clinically important because an elevated insulin level in the blood is an established risk factor for cardiovascular disease. These findings provide justification for the use of chromium picolinate as a nutritional adjunct in the dietary management of diabetes.

         Additional research conducted in 1999 by William T. Cefalu, MD, Associate Professor of Medicine in the Endocrinology, Diabetes and Metabolism Unit at the University of Vermont College of Medicine described an improvement in insulin sensitivity in obese people with pre-diabetic symptoms who received Chromax(Registered) chromium picolinate.

         Furthermore, Alexander Ravina, MD, of the Diabetes Department at the Linn Clinic in Haifa, Israel, published results of a clinical trial in Diabetic Medicine that showed that chromium picolinate reduced or eliminated the symptoms in 41 out of 44 patients with steroid-induced diabetes after standard drug therapy failed. In Dr. Ravina's study, the 41 patients who had developed diabetes as a result of undergoing steroid treatment and who benefited from Chromax(Registered) chromium picolinate were able to reduce or eliminate their diabetic medication, such as insulin. Patients were given Chromax(Registered) supplements starting at daily doses of 600 micrograms of chromium and gradually decreasing them to 200-400 micrograms daily within one week.

         Chromium picolinate is marketed by the Company under its registered trademark Chromax(Registered). In addition, the Company also markets zinc picolinate and selenium formulations. The Company has funded and continues to fund research studies investigating the uses of chromium picolinate and other micro-nutrients or minerals as dietary supplements with preventative and therapeutic benefits to humans. In 1996, chromium picolinate was approved by the U.S. Food and Drug Administration ("FDA") for use as a supplement in animal feed for swine. In addition to sales for human consumption, the Company sells chromium picolinate for use in certain animal feed applications.

         The Company has its products manufactured and formulated to its specifications by contract manufacturers as bulk raw materials. The Company then sells the raw materials to customers who incorporate them into over 900 finished products such as vitamin/mineral formulas, dietary supplements, baked goods, beverages and other products. These products are sold by the Company's customers under a variety of brands throughout the world through natural/health food stores, supermarkets, drug stores, and mass merchandisers, and also through direct sales and catalogues sales. The Company has approximately 50 raw materials customers. During the year ended June 30, 1999, Leiner Health Products accounted for approximately 12% of revenues.

         The Company is developing new micro-nutrients such as arginine silicate and others for which the Company has patent protection, and may commercialize these or other products.

         Retail Products

         In October 1995, the Company acquired an exclusive license from a division of Orion Corporation ("Orion"), of Finland, to sell Orion's patented salt in the United States. The Company began selling Cardia(Registered) Salt in April 1996. This product has reduced sodium compared to regular salt and contains potassium and magnesium, essential minerals that have been shown to promote healthy blood pressure. High blood pressure, or hypertension, affects approximately 50 million Americans. The Company has conducted and is continuing to conduct clinical trials on Cardia Salt. For example, two separate studies released in April and May 1997, respectively, compared the use of Cardia Salt and regular salt in hypertensive patients and found reduced blood pressure in the patients who used Cardia Salt. On September 17, 1998, the Company licensed Cardia Salt to AHP for sale in U.S. retail markets. See "The Company."

         In January 1999, the Company acquired the Lite Bites Business. Lite Bites products are sold by the Company to QVC who offers them for sale to consumers in the US primarily via QVC's direct response television programs. The Lite Bites products constitute part of a fat fighting system and have demonstrated weight loss when used as part of a program including diet modification and exercise. In addition, the Company is working with QVC to expand the Lite Bites product offerings and to broaden geographic penetration in certain QVC international markets. In August 1999, the Company and QVC entered into a strategic alliance that provides for the expansion of distribution of Lite Bites nutrition products outside the U.S., introduction of a new line of products called Sweet Support(Trademark) that addresses the special dietary needs of people with diabetes, and test marketing of a new Company product line composed of multiple nutrition products. In connection with the alliance, AMBI issued to QVC 420,000 performance-based warrants to purchase the Company's Common Stock. During the year ended June 30, 1999, QVC, Inc. accounted for approximately 12% of revenues.

         Other Products

         The Company is evaluating other proprietary Nutrition Products in the areas of cardiovascular disease, diabetes, infectious disease, and gastrointestinal disorders. The Company is developing nisin, a member of the lanthocin class of peptides, for use as a "probiotic" to promote a healthy balance of intestinal flora.

Pharmaceutical Products

         The Company's infectious disease drug technology is centered around the compound nisin, a member of the lanthocin class of peptides, as a potential treatment for infections of the colon. All other infectious disease programs have been curtailed.

         In fiscal 1998, the Company determined that it did not have the resources necessary to take pharmaceutical products for the treatment of infectious diseases from the development stage through regulatory filings and ultimately to the marketplace, should a product be proven to be safe and efficacious. Therefore, the Company is seeking corporate partners to develop and commercialize these products.

         With respect to drugs requiring FDA review and approval, during each phase of the development process, scientific and business evaluations of the cost, risk, and potential return on investment are undertaken on a product by product basis. There can be no assurance that a development program will continue should there be a negative evaluation of the cost and risks of continuing to develop a particular product. Drug product candidates undergo extensive safety and efficacy testing and must have approval of a New Drug Application ("NDA") from the FDA prior to commercialization in the U.S. See "Governmental Regulation.

         Infections of the colon: The Company has developed an oral delivery form of nisin for the treatment of antibiotic-associated diarrhea caused by Clostridium difficile (C. difficile) and for the eradication of Vancomycin Resistant Enterococci (VRE) that inhabit the colon. These infections can be especially severe for patients with cancer, AIDS, or those who are in intensive care units. Nisin is able to kill C. difficile and VRE with relatively little affect on the normal flora of the colon. In June 1997, the Company announced results of a human study demonstrating that nisin was successfully delivered orally, in the form of a tablet, to the colon. In November 1997, the Company received clearance from the U.S. FDA to begin human clinical testing of a novel nisin tablet for infections of the colon. The Company does not anticipate that a product for treating infections of the colon will be available for marketing for at least several years.

         Mastitis infections: The Company developed a moistened towel using a nisin-based formulation that is for use in preparing dairy cows for milking. Trials in dairy cows at Cornell Veterinary College showed the product to be effective. The Company launched the product under its trademark Wipe Out(Trademark) Dairy Wipes in April 1996.

Pharmaceutical Partners

         In March 1996, the Company entered into an exclusive Agreement with AZWELL, Inc. (formerly Nippon Shoji Kaisha, Ltd. of Osaka, Japan), under which AZWELL agreed to provide research funding, and equity and debt financing, in return for exclusive rights to develop and market certain nisin-based drug products in Japan, certain Asian countries, Australia and New Zealand. In connection with the agreement, AZWELL invested $2.0 million in the Company's Common Stock and loaned the Company another $2.0 million which could be repaid, at the Company's option, with the Company's Common Stock upon meeting certain milestones. The Company advised AZWELL that one milestone, FDA acceptance of its Investigational New Drug application for diseases of the colon, was met. On March 18, 1999, the Company exercised its right and repaid $1.0 million of the loan with its Common Stock and repaid the other $1.0 million in cash.

         The Development and License Agreement, and Supply Agreement with the Astra/Merck Group of Merck & Co., Inc., related to developing and marketing certain nisin-based drugs for treating ulcer disease, was mutually terminated during the fiscal quarter ended June 30, 1999.

Governmental Regulation

         Healthcare

         Products that are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans or animals are subject to extensive governmental regulation. All such products must undergo extensive characterization, and are subject to regulation for quality assurance, toxicology and safety. Products containing such agents must undergo thorough preclinical and clinical evaluations of performance as to safety and efficacy under approved protocols.

         To take a pharmaceutical product from the discovery stage through research and preclinical development to the point where the Company and/or its partners can make the necessary filings (to the FDA and governmental agencies outside the U.S.) to conduct human clinical trials may take several years. Regulatory requirements for human clinical trials are substantial, depend upon a variety of factors, vary by country, and will further add to the time necessary to determine whether a product candidate can be approved for human use. The Company does not have any pharmaceutical products that have completed this process. There can be no assurance that the Company's proposed drug product will prove to be safe and effective under these regulatory procedures. See also "Pharmaceutical Products."

         Depending upon the ingredients of a specific product, some nutrition products can be marketed in the U.S. under the Dietary Supplement Health and Education Act (DSHEA) or the Orphan Drug Act. The Company's nutrition products fall in regulatory categories that do not require FDA approval for marketing, but are subject to monitoring by the FDA. In addition to FDA regulations, the Federal Trade Commission ("FTC") regulates product advertising claims. Prior to the Company's acquisition of Nutrition 21, Nutrition 21 and the FTC entered into a consent agreement, which culminated in an FTC order that, among other things, requires that claims for dietary supplements be supported by competent and reliable scientific evidence. The order requires that Nutrition 21 advise its customers who resell chromium picolinate to the public not to make claims which are not supported by competent and reliable scientific evidence.

Research and Development

         The Company conducts preclinical, formulation, and clinical trials on its products and product candidates. These efforts are conducted with industrial and academic co-workers in various countries. During the fiscal years ended June 30, 1999, 1998 and 1997, approximately $1.8 million,

$2.7 million, and $4.8 million were spent on research and development by the Company.

Proprietary Rights

         Cardia, CardiaNutrition, Lite Bites, and Lite Bites Fat-Fighting System Chewies are registered trademarks used by the Company in the U.S. Wipe Out is a trademark of the Company with applications for registration filed in the U.S. and other countries. Chromax, Selenomax, Zinmax, and Magnemax are among the registered trademarks owned by Nutrition 21: Chromax for chromium picolinate; Selenomax for high selenium yeast and yeast-free selenium; Zinmax for zinc picolinate; and Magnemax for manganese picolinate. The Company is developing other nutrition products to be sold under its CardiaNutrition and other trademarks.

         Nutrition Patents

         The Company owns 16 patents on Nutrition Products. Nutrition 21 has an exclusive license from the USDA for the duration of a patent that covers the composition of chromium picolinate and its uses, which patent expires August 8, 2000. The USDA license grants Nutrition 21 the exclusive right to manufacture, use, and sell chromium picolinate in the United States. The Company owns three
U. S. patents expiring in 2009 relating to the use of chromium picolinate for reducing hyperglycemia and stabilizing the level of serum glucose (glucose control), for reducing undesirable levels of blood serum lipids (management of high cholesterol), and increasing lean body mass and reducing body fat (body composition). The Company also owns a U. S. patent expiring in 2018 for a novel chromium picolinate complex, which the Company calls Chromax Plus, that contains combinations of chromium, picolinic acid, and various nutrients for enhancing the benefits of chromium picolinate alone, and its uses for glucose control, management of high cholesterol, and for body mass composition. The Company owns other patents relating to, among other things, chromium/biotin treatments for reducing hyperglycemia and stabilizing levels of serum glucose, magnesium taurate treatments of cardiac conditions, and arginine-silicate-inositol complexes for preventing or inhibiting atherosclerosis which expire during the period from 2015 through 2018. The Company also has other patent applications, including patent applications on other enhanced chromium picolinate compositions and their uses. The Company maintains non-disclosure safeguards, including confidentiality agreements, with employees, certain consultants, and Science Advisory Board members. There can be no assurance, however, that others may not independently develop similar technology or that secrecy will not be breached despite any agreements that exist.

         Pharmaceutical Patents

         The Company owns more than 160 patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction; expression and production of recombinant lysostaphin; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; and the use of bacteriocin compositions in gastrointestinal healthcare.

          The Company maintains trade secret protection for bacterial strains, technical know-how, and other information it considers proprietary and beneficial for the manufacture, use, regulatory approval, and marketing of the Company's products.

Manufacturing

         The Company's products are manufactured for the Company by subcontractors who manufacture to the Company's specifications and use the Company's manufacturing technology. The Company believes that these manufacturers can be readily replaced, except that there may be a delay in commencing nisin production at another facility. However, the Company believes that it has adequate inventory of products to accommodate a suspension in the manufacture of any of its products. There are numerous sources of supply for all of the raw materials used in the manufacture of the Company's products.

Marketing and Sales

Selling Products in Retail Channels

         In September 1998, the Company entered into a strategic alliance with the Whitehall-Robins Healthcare Division of American Home Products ("AHP") under which AHP is licensed to sell the Company's Cardia(Registered) Salt under the "Cardia" trademark in retail markets in the United States. AHP also received options to obtain exclusive rights and licenses for additional Company nutrition products for retail distribution in the U.S. and Canada.

Selling Products Through Direct Response Channels

         In January 1999, as a result of the Company's acquisition of the Lite Bites Business, the Company began selling Lite Bites through QVC's direct response television programs. In August 1999, the Company and QVC entered into a strategic alliance which provides for the expansion of distribution of Lite Bites nutrition products outside the U.S., introduction of a new line of products called Sweet Support(Trademark) that addresses the special dietary requirements of people with diabetes, and test marketing of a new Company product line composed of multiple nutrition products.

         The Company is testing a variety of direct response distribution systems including direct mail, the Internet, and catalogs.

Selling Products as Ingredients

         In fiscal 1999, the majority of the Company's revenues were generated from the sale of ingredients products including Chromax(Registered) chromium picolinate, Selenomax(Registered) selenium, and Zinmax(Registered) zinc picolinate. The Company sells the ingredients to many customers throughout the U.S. for incorporation into their product lines. Customers include Leiner Health Products, Twin Laboratories, Weider, Rexall Sundown, General Nutrition Centers, and other large food and dietary supplement marketers.

         Chromium is an essential trace mineral needed for carbohydrate, protein and fat metabolism and for the normal function of insulin. According to the USDA, it is likely to be in short supply in the average American diet. The Company is the only licensed supplier of chromium picolinate (a patented composition) in the United States and owns patents for essential uses of chromium picolinate; at the retail level, sales of chromium picolinate are estimated to be more than $125 million.

Employees

         As of June 30, 1999, the Company had 41 full-time employees, of whom 4 were executive employees, 16 were administrative, 9 were engaged in marketing and sales, and 12 were involved in research, process and product development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

Item 2.           PROPERTIES

         Since September 1998, the Company maintains its headquarters at 4 Manhattanville Road, Purchase, New York 10577-2197 (Tel: 914-701-4500). Pursuant to a seven and one-half year sublease entered into September 1998, the Company is paying an annual rent for its headquarters location in the amount of $589,420, which sum is due in monthly installments. The rent is subject to annual increases over the term of the lease based on increases in certain building operating expenses. In November 1998, the Company relocated its laboratories to 777 Old Saw Mill River Road, Tarrytown, New York 10591 (Tel:
914-347-7110). Pursuant to a lease that expires in November 2003, the annual rent is $29,590.

          The Company maintains a sales office in support of its ingredients products business at 1010 Turquoise Street, San Diego, California 92109 (Tel:
619-488-1021). Pursuant to a lease that expires in April 2002, the annual rent on this office is $38,034. The Company also maintains an office in support of its Lite Bites business at 180 Harbor Drive, Sausalito, California 94965 (Tel:
415-289-0333). Pursuant to a lease that expires in January 2000, the annual rent on this office is $18,540.

Item 3.           LEGAL PROCEEDINGS

         The Company was a defendant in a lawsuit brought in 1997 in the United States District Court for the Southern District of New York (Civil Action No. 97 Civ.5802 (BDP)) by RCN Products, Inc. ("RCN"). RCN sued under the Lanham Act and New York General Business Law, alleging that the term "Salt Alternative" used by AMBI to describe its Cardia(Registered) product, amounts to unfair competition by leading consumers to believe that the Cardia product is salt free. Effective November 9, 1998, the Company and RCN settled the lawsuit.

         The Company in the ordinary course of its business has brought several patent infringement actions against companies that are selling chromium picolinate in violation of the Company's patent rights. As of this date, these actions are ongoing, and the Company intends to vigorously protect its proprietary rights.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders during the fiscal quarter ended June 30, 1999.

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

                                   Common Stock              Warrants
                            |
 Fiscal Quarter Ended       |      High         Low          High        Low
----------------------------|---------------------------------------------------
                            |
September 30, 1997          |      $3.375       $1.938       $0.313      $0.188
                            |
December 31, 1997*          |      $4.00        $1.75        $0.281      $0.016
                            |
March 31, 1998              |      $2.25        $1.25
                            |
June 30, 1998               |      $2.188       $1.188
                            |
September 30, 1998          |      $1.50        $0.625
                            |
December 31, 1998           |      $2.00        $0.625
                            |
March 31, 1999              |      $1.688       $1.063
                            |
June 30, 1999               |      $2.969       $1.063


*  Warrants expired November 30, 1997

Item 6.           SELECTED FINANCIAL DATA

         The following tables summarize selected consolidated financial data that are qualified by the more detailed financial statements included herein. Figures are stated in thousands of dollars, except per share amounts.



Selected Statement of                                    Year Ended June 30,
----------------------------------------------------------------------------------------------------------------
Operations Data:                              1999(4)      1998(2)       1997(1)       1996          1995
----------------------------------------------------------------------------------------------------------------

Total Revenues                                $28,301      $20,758       $11,280      $16,022      $11,726
Gross Profit                                   23,519       17,802         6,282        9,669        8,468
Operating Income/(Loss)                         6,469        1,467       (16,635)      (4,621)         440
Income/(Loss) before taxes (3)                  6,347        1,168        (6,661)      (4,434)         537
Income Taxes                                      482          116           152          285          254
Net Income/(Loss)                               5,865        1,052        (6,813)      (4,719)         283
Diluted Earnings /(Loss) per Share               0.19        (0.04)        (0.38)       (0.34)         0.01


                                                                     At June 30,
----------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data:                     1999       1998            1997         1996         1995
----------------------------------------------------------------------------------------------------------------

Working Capital                                $1,879     $ (2,269)       $7,055      $14,812       $7,333
Total Assets                                   34,451       20,735        12,754       23,367       13,788
Total Liabilities                              12,950       10,437         5,144        6,221        3,163
Long Term Obligations                           3,807        1,543         2,184        4,408        2,267
Redeemable Preferred Stock                        921            0             0            0            0
Stockholders' Equity                           20,670       10,298         7,610       15,646        9,125

-----------------------------
(1) The results for the year ended June 30, 1997, are those of the Company and Aplin & Barrett for the period July 1, 1996 through December 11, 1996 and those of the Company only for the remainder of the fiscal year (see Item 13-Certain Relationships and Related Transactions).

(2) Consolidated Statements of Operations includes the operations of Nutrition 21 from August 11, 1997, the date of acquisition.

(3)      Includes gain of $9.7 million on sale of Aplin & Barrett in fiscal
         1997.

(4) Consolidated Statements of Operations includes the operations of the Lite Bites business from January 1, 1999, the effective date of acquisition.

Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.


Overview

         The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

                                                           Fiscal Year
                                                      Percent of Revenues
                                                  1999       1998       1997
                                                  ----       ----       ----

Revenues                                         100.0%     100.0%      100.0%

Gross profit *                                    82.2       85.3        51.7
Research & development expense                     6.3       12.8        42.8
Selling, general and administrative expense       44.0       58.3       153.5
Operating income (loss)                           22.9        7.1      (147.5)
Net income (loss)                                 20.7        5.1       (60.4)

* Based upon percent of net sales


Results of Operations

1.       Fiscal 1999 vs. Fiscal 1998

Revenues


         Net sales for fiscal 1999 were $26.9 million, an increase of 34.0% compared to $20.1 million in fiscal 1998. The increase in net sales is due primarily to increased ingredient sales of $4.0 million from the August 1997 acquisition of Nutrition 21, and an increase of $3.1 million of product sales from the January 1999 acquisition of the Lite Bites Business, partially offset by a decline in sales from pharmaceutical products of $0.3 million.

         Other revenues for fiscal 1999 were $1.4 million, an increase of 105.6% compared to $0.7 million in fiscal 1998. The increase is comprised primarily of a non-refundable payment for the rights granted to the Whitehall-Robbins Healthcare division of American Home Products Corporation (AHP) in accordance with the License, Option and Marketing Agreement entered into in September l998, partially offset by a decrease of $0.6 million in revenue from pharmaceutical partners.

Gross Profit

         Gross profit of $23.5 million increased $5.7 million or 32.1% in fiscal 1999 compared to $17.8 million in fiscal 1998 which includes $1.4 million of revenue with no associated costs. Gross profit margins on net sales declined to 82.2% in fiscal 1999 compared to 85.3% in fiscal 1998, reflecting lower gross margins on Lite Bites products, partially offset by higher gross margin ingredient product sales.

Research and Development

         Research and development expense declined $0.9 million, or 32.8% in fiscal 1999 compared to fiscal 1998. The decrease is attributable to the Company's decision to reduce research activities related to its infectious disease drug business.

Selling, General and Administrative

         Selling, general and administrative expense increased $0.4 million, an increase of 2.9% in fiscal 1999 when compared to fiscal 1998. The increase is due to greater spending for administrative expense and Lite Bites marketing expense, partially offset by reduced promotional expenses for ingredient products.

Operating Income

         Operating income for fiscal 1999 was $6.5 million, an increase of 341% compared to $1.5 million in fiscal 1998. The increase in operating income is primarily due to the acquisition of the Lite Bites Business combined with increases in sales of ingredients and a $0.7 million increase in other revenues. Partially offsetting these increases were higher selling, general and administrative expense as well as increased amortization costs resulting from the acquisition of the Lite Bites Business.

Income Taxes

         Income taxes for fiscal 1999 were $0.5 million, an increase of $0.4 million, compared to $0.1 million in fiscal 1998. The increase is primarily due to estimated federal alternative minimum tax and state income taxes from the Company's increased profitability.

2. Fiscal 1998 vs. Fiscal 1997

Revenues


         Net sales for fiscal 1998 were $20.1 million, an increase of 93.9% compared to $10.4 million in fiscal 1997. The increase in net sales was primarily due to increased ingredient sales from the August 11, 1997 acquisition of Nutrition 21. Fiscal 1997 results included revenues from

Aplin & Barrett Limited (A&B) while no revenue was recorded for A&B in fiscal 1998 as the business was sold on December 12, l996. Sales of other products decreased in fiscal 1998 from fiscal 1997 by a net amount of $3.5 million, primarily due to a change in marketing and distribution strategy for Cardia Salt.

Gross Profit

         Gross profit increased $11.5 million or 183.4% in fiscal 1998 compared to $6.3 million in fiscal 1997. Gross profit margins increased to 85.8% in fiscal 1998 compared to 55.7% in fiscal 1997. The increase in both gross profit dollars and gross profit margin was attributable primarily to a change in the sales mix from fiscal 1997. Nutrition 21 product sales, which comprised 92% of fiscal 1998 revenues, had an average gross profit of approximately 90%. In fiscal 1997, cost of goods sold on A&B products, which comprised 53% of total revenue, were approximately 40% of revenue. In both fiscal 1998 and fiscal 1997, the Company's other products had cost of goods ranging from 50% to 90% of revenue.

Research and Development

         Research and development expense declined $2.2 million, or 45.0% in fiscal 1998 when compared to fiscal 1997. The decrease in expense in fiscal 1998 was due to the Company's decision to reduce research activities related to the infectious disease drug business.

Selling, General and Administrative

         Selling general and administrative expense decreased $5.2 million, or 30.1% in fiscal 1998 when compared to fiscal 1997. The primary reason was a decrease in marketing and sales expenditures of $6.3 million related to reductions and refocusing of marketing and promotional expenses in support of Cardia Salt and Wipe Out Dairy Wipes, offset somewhat by increased marketing and promotional expenses related to Nutrition 21.

Operating Income

         Operating income increased $18.1 million or 108.9% in fiscal 1998 over fiscal 1997. The Company became profitable in fiscal 1998 due to revenues from Nutrition 21 and by reducing non-ingredient marketing and sales expense as well as research and development costs.

Business Segments

         The Company operates in two business segments - Nutritional Products and Pharmaceutical Products.

Nutritional Products

1.       Fiscal 1999 vs. Fiscal 1998

         Nutritional Products revenues were $27.4 million in fiscal 1999, an increase of 44.4% compared to $19.0 million in fiscal 1998. The increase in revenues is due to increased ingredient, sales of $4.0 million from the August 1997 acquisition of Nutrition 21, combined with product sales of $3.1 million from the January 1999 acquisition of the Lite Bites Business, and other revenue primarily attributable to fees and royalties from AHP.

         Nutritional Products operating income was $6.3 million in fiscal 1999, an increase of 196.3% compared to $2.1 million in fiscal 1998. The increase is primarily due to the acquisition of the Lite Bites Business, increased sales of ingredients, and other revenue primarily attributable to fees and royalties from AHP. Partially offsetting these increases were higher selling, general and administrative expense as well as increased amortization costs resulting from the acquisition of the Lite Bites Business.

2. Fiscal 1998 vs. Fiscal 1997

         Nutritional Products revenues were $19.0 million in fiscal 1998. There were no Nutritional Products sales in fiscal 1997. The increase is due to the acquisition of Nutrition 21 in August 1997.

         Nutritional Products operating income was $2.1 million in fiscal 1998. There was no Nutritional Products operating income in fiscal 1997.

Pharmaceutical Products

1. Fiscal 1999 vs. Fiscal 1998

         Pharmaceutical Products revenues were $0.9 million in fiscal 1999, an decrease of 49.1% compared to $1.8 million in fiscal 1998. The decrease in revenues is due to non-recurrence of $0.6 million of revenues from pharmaceutical partners received during fiscal 1999 and from reduced sales of $0.3 million nisin-based animal health products.

         Pharmaceutical Products operating income was $0.1 million in fiscal 1999, an increase of $0.8 million compared to a loss of $0.7 million in fiscal 1998. The increase is primarily due a reduction in research and development expenses associated with the Company's pharmaceutical products, partially offset by the decrease in revenues.

2. Fiscal 1998 vs. Fiscal 1997

         Pharmaceutical Products revenues were $1.8 million in fiscal 1998, a decrease of 84.1% compared to $11.3 million in fiscal 1997. The decrease is primarily due to sale of the A&B food preservatives business in December 1996.

         Pharmaceutical Products operating loss was $0.7 million in fiscal 1998, a reduction of 95.9% compared to an operating loss of $16.6 million in fiscal 1997. The reduction in operating loss is primarily due to elimination of operating losses at A&B after the sale of the business and reductions in research and development expenses associated with the Company's pharmaceutical products.

Liquidity and Capital Resources

         Cash and cash equivalents at June 30, l999 were $4.5 million compared to $2.1 million at June 30, l998. As of June 30, 1999, the Company had a working capital surplus of $1.9 million compared to a working capital deficit of $2.3 million as of June 30, l998, due primarily to increases in cash and cash equivalents combined with increases in inventory.

         During fiscal year 1999, cash provided by operations was $8.8 million compared to $1.9 million in fiscal 1998. This increase was due in large part to higher net income and improved working capital management most notably improvements in debt and receivable turnover management. Operational cash flows in fiscal 1999 were reduced by an increase in inventories.

         Cash used for investing activities during fiscal 1999 was $10.3 million compared to $10.6 million in fiscal 1998. The primary uses of cash in fiscal 1999 were for the purchase of the Lite Bites Business on January 21, l999 of $6.1 million, including related transaction costs, and for a contingent payment of $2.8 million to the former owners of Nutrition 21.

         Cash provided by financing activities for fiscal 1999 was $3.9 million compared to $2.3 million in fiscal 1998.

         On January 21, l999, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan Agreement") with State Street Bank & Trust Company ("SSBT") which Loan Agreement amended and restated a prior agreement with SSBT. The Loan Agreement is for a $5.5 million term loan and a $4.0 million revolving credit facility for the purposes of acquiring the Lite Bites Business and for general corporate purposes. Loans from SSBT bear interest at the prime rate plus 1% and are due February 1, 2002. The Company is making monthly payments of principal and interest on the loan. The Company had no outstanding balance on the revolving credit facility as of June 30, l999. As of June 30, 1999, the Company had an outstanding term loan balance of $4.9 million with SSBT.

         On September 17, l998, the Company entered into a strategic alliance with American Home Products Corporation ("AHP"). Under a License, Option and Marketing agreement, AHP's Whitehall-Robins Healthcare Division was granted, for $1.0 million, an exclusive license to sell the Company's Cardia(Registered) Salt in retail markets in the United States. Under a separate Stock Purchase Agreement, AHP, on October 8, l998, paid $1.15 per share, or a total of $4.0 million, for 3,478,261 shares of newly issued Common Stock. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.

         In accordance with the Purchase Agreement for the acquisition of Nutrition 21, the Company recorded on its balance sheet at June 30, l999, a current liability of $2.9 million for the contingent payment due in September 1999 to the former owners of Nutrition 21 as provided for in the acquisition agreement. On September 30, l998, the Company paid the former owners of Nutrition 21 approximately $3.3 million representing the full amount of the contingent payment due for the 12 month period September 1997 through August 1998. The Company utilized cash generated from operations to satisfy the contingent payment obligation.

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

         On December 10, l998, the Company issued 1,500 shares of new Series E Preferred Stock ("E Preferred") with a par value of $0.01 per share. The E Preferred, which is convertible into common stock of the Company at a fixed price of $1.25 per share, was exchanged for $1.5 million face amount of the Company's outstanding Series C Preferred Stock ("C Preferred"), $1.0 million in cash, and the issuance of 324,689 shares of the Company's Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $242 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding C Preferred.

         On January 27, l999, the Company issued 575 shares of new Series F Preferred Stock ("F Preferred") with a par value of $0.01 per share. On that date, the Company's then outstanding 5,750 shares of D Preferred Stock ("D Preferred") and accrued dividends thereon of $59 thousand were exchanged for $575 thousand face amount of F Preferred; 78,166 shares of the Company's common stock and the resetting of the exercise price of the Warrants of the Company, issued in connection with D Preferred, to $1.25. The F Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. The F Preferred bears dividends at a rate of 10% per annum payable in cash, or at the option of the Company, in shares of Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $81 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding D Preferred. The F Preferred is subject to conversion at any time at the option of the holders, and is subject to mandatory conversion after three years.

         The Company's primary sources of financing are cash generated from continuing operations and the SSBT revolving line of credit. The availability under the SSBT revolving line of credit is based on the Company's accounts receivable and inventory. At June 30, l999, the Company had no borrowings under this line.

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

Year 2000 Readiness Disclosure

         Many computer systems and embedded technologies may experience problems handling dates beyond the year 1999 and therefore may need to be modified prior to the Year 2000 in order to remain functional. The company is taking steps to ensure its readiness for handling dates beginning in the Year 2000.

         The Company completed the implementation of Year 2000 readiness of its critical operational and administrative software during the month of August 1999. The Company will continue to monitor its software vendors for additional changes that may affect Year 2000 readiness, and will implement such changes, if required.

         The Company has formally communicated with all of its key suppliers to determine their Year 2000 state of readiness and the extent to which the failure of any of their systems may impact the Company's operations. The communication and evaluation process is ongoing. Based upon current information, the Company estimates that the costs of addressing the Year 2000 issue have not been material and are expected to continue to be immaterial. To the extent the Company is uncertain as to any of its key suppliers Year 2000 readiness, it may choose to increase key product inventories during 1999 to assure continuity of operations.

         The Company currently believes that it is difficult to identify our most reasonably likely worst case Year 2000 scenario. However, a reasonable worst case scenario would be a failure by a significant third party in the supply and distribution chain to remediate its Year 2000 deficiencies that would continue for several days or more. Any such failure could impair the manufacture and/or delivery of products.

The Company's Year 2000 efforts are ongoing and the overall plan, as well as the Company's development of contingency plans, will continue to evolve as new information becomes available.


Recently Issued Accounting Standards

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133 on the Company's financial position and operating results.


Item 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices. The Company's existing term loan with State Street Bank and trust Company bears interest at a rate equal to the prime lending rate plus one percent. As a result, the Company does have exposure to changes in interest rates. For example, if interest rates increase by one percentage point from current levels, the Company would incur incremental interest expense of $72 thousand through the scheduled maturity of the term loan on February 1, 2002.



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

                                    PART III


Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company are as follows:

                                     Year Joined
       Name and Age                  Company         Position
--------------------------------------------------------------------------------
Fredric D. Price (53)                1994            President, Chief
                                                     Executive Officer,
                                                     and Director

Robert E. Flynn (66)                 1996            Chairman of the Board

P. George Benson, PhD (53)           1998            Director

Audrey T. Cross, PhD (54)            1995            Director

Sander A. Flaum (62)                 1999            Director

Jonathan de la Harpe, PhD (54)       1989            Vice President, Technical
Operations

Marvin Moser, MD (75)                1997            Director

Robert E. Pollack, PhD (59)          1995            Director

Gerald A. Shapiro (52)               1998            Vice President, Finance and
Administration and Chief                             Financial Officer

Benjamin T. Sporn (61)               1986            Senior Vice President,
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

         P. George Benson, PhD, was elected a Director of the Company in July 1998. Dr. Benson is Dean of the Terry College of Business and holds the Simon S. Selig, Jr. Chair for Economic Growth at the University of Georgia. Dr. Benson was previously the Dean of the Faculty of Management at Rutgers University and a professor of decision sciences at the Carlson School of Management of the University of Minnesota. In 1997, he was appointed by the U.S. Secretary of Commerce to a three-year term as one of the nine judges for the Malcolm Baldrige National Quality Award. In 1996, Business News New Jersey named Dr. Benson one of New Jersey's "Top 100 Business People". He received a BS from Bucknell University and a PhD in decision sciences from the University of Florida.

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

         Sander A. Flaum was elected a Director of the Company in May 1999. Mr. Flaum has been CEO of Robert A. Becker, Inc. EURO SCG for 10 years, previously having served in increasingly responsible management positions at Lederle Laboratories. Mr. Flaum is Adjunct Associate Professor of Marketing at New York University's Stern School of Business. Mr. Flaum is also a member of the Boards of Directors of the Fischer College of Business at The Ohio State University, Hollins Communications Research Institute and Neopharm Corporation. Mr. Flaum received a BA from The Ohio State University and MBA from Fairleigh Dickinson University.

         Jonathan de la Harpe, PhD, was appointed Vice President, Technical Operations, of the Company in February 1998. Dr. de la Harpe has been on the staff at AMBI since 1989, previously holding positions as Group Leader, Analytical and Biochemistry; Program Manager; Senior Manager, Product Development; and Director of Technical Operations, Pharmaceutical Products. In the years 1981 to 1988, Dr. de la Harpe held positions as Post-doctoral Fellow and later Research Associate at The Rockefeller University, and as Assistant Professor at Cornell University

Medical College. During this period, Dr. de la Harpe also held positions as a Visiting Scientist at Genentech Inc., and Scientist at the Friedrich Miescher Institute in Basel, Switzerland. Dr. de la Harpe holds a BSc (Hons) and PhD from the University of Cape Town, South Africa.

         Marvin Moser, MD was elected to the Board of Directors in October 1997. He is clinical professor of medicine at Yale and senior medical consultant at the National High Blood Pressure Education Program of the National Heart, Lung and Blood Institute. Dr. Moser's work has focused on non-pharmacological approaches to the prevention and control of hypertension and he has published extensively on this subject with over 300 publications. He has contributed to over 30 books and numerous physician and patient education programs. Dr. Moser is also a member of the Board of The Third Avenue Value Funds. Dr. Moser holds a BA from Cornell University and an MD from Downstate University College of Medicine.

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

         Gerald A. Shapiro was appointed Vice President, Finance and Administration & Chief Financial Officer of the Company in March 1998. From 1996 to 1998, Mr. Shapiro was Managing Director in the Corporate Finance practice at KPMG Peat Marwick, LLP, specializing in merger and acquisition activities. From 1995 to 1996, he was a Vice President in the Equity Capital Group of GE Capital Services and also served as Chief Operating Officer and Director of Shoe-Town, Inc., a GE Capital unit. From 1991 to 1995, Mr. Shapiro was a Managing Director in the healthcare investment banking group at Furman Selz LLC, concentrating on pharmaceuticals and medical devices. Prior to that, he held senior executive positions at Equitable Capital Management Corporation and ITT Corporation with primary focus on mergers and acquisitions. Mr. Shapiro received a BEE from City College of New York and an MBA from the Columbia University Graduate School of Business.

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

Committees of the Board of Directors

         The Company has an audit committee consisting of Mr. Flynn and Dr. Benson. In addition, the Company has a compensation committee consisting of Dr. Cross, Mr. Flynn and Dr. Pollack. During the year ended June 30, 1999, the audit committee met two times, and the compensation committee met two times.

Science Advisory Board

         The Company has certain scientific advisors with expertise in areas of benefit to the Company, who serve on its Science Advisory Board and consult with the Company concerning the Company's research and development programs.

         Following are members of the Science Advisory Board working with the
Company:

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

         Edward Goldberg, PhD - Dr. Goldberg is professor of molecular biology and microbiology at the Tufts University School of Medicine, Dentistry and Veterinarian Medicine. He is an authority on the mechanism of recognition and infection of bacteria by viruses. He has also done extensive research on the genetics, structure and function of ion exchanges related to bacterial pH control and multi drug antiporters in bacteria. He holds a BA in Chemistry from Columbia University and a PhD in Biology from Johns Hopkins University.

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

         Dr. Pollack is Chairman of the Science Advisory Board. Members of the Science Advisory Board receive a per diem fee of $1,000 for each meeting of the Board attended by them, plus reasonable expenses. In addition, the Company has issued to each member of the Science Advisory Board stock options to purchase 10,000 shares of the Company's Common Stock. The options so issued have exercise prices ranging from $1.875 to $3.00 per share and are vested. Such options expire five years from the date of grant. See Note 11 of the Notes to Consolidated Financial Statements.

Item 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended June 30, 1999 (i) to its Chief Executive Officer and (ii) to the four highest paid employees of the Company and a former officer whose cash compensation exceeded $100,000 in the fiscal year ended June 30, 1999.


                      SUMMARY COMPENSATION TABLE (1)(2)(4)

-------------------------------------------------------------------------------------------------------------------------
 Name and Principal                                                                     Long-Term          All Other
        (a)                                        Annual Compensation                  Compensation       Compensation
                                          (a)                (c)         (d)                (e)                (i)
                                      -----------------------------------------------------------------------------------
                                         Period               Salary($)    Bonus($)     Securities             ($)
                                                                                        Underlying
                                                                                        Options/SARs
                                                                                            (#)
-------------------------------------------------------------------------------------------------------------------------
Fredric D. Price, President Chief       7/1/96  - 6/30/97      275,000      90,000           35,000
Executive Officer and Director
                                        7/1/97  - 6/30/98      275,000      75,000          465,000

                                        7/1/98  - 6/30/99      275,000     200,000                            21,154
-------------------------------------------------------------------------------------------------------------------------
Jonathan de la Harpe, Vice              7/1/96  - 6/30/97       89,000                       10,000
President, Technical Operations
                                        7/1/97  - 6/30/98      113,000                       10,000

                                        7/1/98  - 6/30/99      129,923                       15,000
-------------------------------------------------------------------------------------------------------------------------
Alan Gallantar, Treasurer and           3/23/98 - 6/30/98       33,654                       90,000
Controller
                                        7/1/98  - 6/30/99      146,212                                         5,333

-------------------------------------------------------------------------------------------------------------------------
Steven Morvay, Vice President -         7/13/98 - 6/28/99      153,846                                        52,885
Marketing and Sales (3)
-------------------------------------------------------------------------------------------------------------------------
Gerald A. Shapiro,  Vice                3/9/98  - 6/30/98       49,231                       75,000
President - Finance &
Administration &                        7/1/98  - 6/30/99      160,000                        25,000          10,666
CFO
-------------------------------------------------------------------------------------------------------------------------
Benjamin T. Sporn, Senior Vice          7/1/96  - 6/30/97      127,500       5,000           42,500
President, General Counsel and
Secretary                               7/1/97  - 6/30/98      147,000                       15,000

                                        7/1/98  - 6/30/99      160,000      30,000           15,000
-------------------------------------------------------------------------------------------------------------------------

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

(3)      Mr. Morvay's employment with the Company terminated June 28, 1999.

(4)      All Other Compensation represents loans and interest forgiven.

         None of the individuals listed above received any long-term incentive plan awards during the fiscal year.


Employment Agreements

         The Company entered into an employment agreement, effective September 1994, with Fredric Price, which was amended and restated on April 1, 1998. The agreement has a three-year term that ends on March 31, 2001, and provides for an annual salary of $275,000 and the forgiveness of one-third of a $59,500 loan on March 31 of each year of the term so long as Mr. Price is then employed by the Company. See table of Option/SAR Grants in Last Fiscal Year for information on certain stock options that have been granted to Mr. Price under the employment agreement. Although employment under the agreement is at will, if employment is terminated by the Company under certain circumstances, Mr. Price will receive one year's salary in a single payment, certain benefits will continue for twelve months after termination, and all of Mr. Price's stock options will vest.


Stock Option Plans

         The Board of Directors has adopted and the shareholders have approved five Stock Option Plans (the "Plan(s)"):

         1. The Incentive Stock Option Plan provides for the grant of qualified incentive stock options to officers and key employees.

         2. The Non-qualified Stock Option Plan provides for the grant of options to various persons who render certain services to the Company.

         3. The 1989 Stock Option Plan provides for the grant of options to either group that, in the case of employees, may be incentive stock options.

         4. The 1991 Stock Option Plan provides for the grant of options to either group that, in the case of employees, may be incentive stock options.

         5. The 1998 Stock Option Plan provides for the grant of options to either group that, in the case of employees, may be incentive stock options.

         Each of the Incentive and Non-qualified Stock Option Plans permits the purchase of an aggregate of up to 250,000 shares of Common Stock. The 1989 Stock Option Plan permits the purchase of an aggregate of up to 500,000 shares of Common Stock. The 1991 Stock Option Plan permits the purchase of an aggregate of up to 3,000,000 shares of Common Stock. The 1998 Stock Option Plan permits the purchase of an aggregate of up to 2,500,000 shares of Common Stock. The purpose of the Plans is to attract and retain competent executive personnel and other key employees and consultants and to provide incentives to all such persons to use their effort and skill for the advancement and betterment of the Company by permitting them to participate in the ownership of the Company.

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

         The following tables set forth information as of June 30, 1999 with regard to options granted (i) to the Company's Chief Executive Officer, and (ii) to other officers of the Company named in the Summary Compensation Table.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Potential Realizable Value
                               Individual Grants                                                         At Assumed Annual Rates
                                                                                                         Of Stock Price Appreciation
                                                                                                         For Option Term
------------------------------------------------------------------------------------------------------------------------------------
                                                        Percent Of
                                   Number Of               Total
                                   Securities             Options          Exercise
                                   Underlying           Granted To         Of Base
                                     Options           Employees In         Price        Expiration
           Name                    Granted (#)          Fiscal Year         ($/Sh)          Date             5% ($)       10% ($)
            (a)                        (b)                   (c)              (d)            (e)              (f)           (g)
------------------------------------------------------------------------------------------------------------------------------------
A.  Jonathan de la Harpe             15,000                 2.46           $1.4375           (1)            $13,561       $34,365

B.  Alan Gallantar                   10,000                 1.64           $1.4375           (1)            $ 9,040       $22,910

C.  Steven Morvay (2)               100,000                16.38           $1.40625                         $ 4,289       $ 8,719

D.  Fredric D. Price                   0                     0                 -              -                -             -

E.  Gerald A. Shapiro                25,000                 4.10           $1.4375           (1)            $22,601       $57,275

F.  Benjamin T. Sporn                25,000                 4.10           $1.4375           (1)            $22,601       $57,275
------------------------------------------------------------------------------------------------------------------------------------

(1) Vesting 20% per year; expiration the earlier of 5 years from vesting or 89 days after termination of employment.

(2) Mr. Morvay's employment with the Company terminated June 28, 1999, 40,000 options vested upon termination and expire December 28, 1999, and 60,000 options expired upon termination.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

-----------------------------------------------------------------------------------------------------------------------------------
                                                         Individual Grants
-----------------------------------------------------------------------------------------------------------------------------------
           (a)                    (b)                 (c)                       (d)                                (e)
           Name                  Shares              Value           Number of Unexercised Options     Value of Unexercised In-the-
                                Acquired          realized ($)              at FY-End (#)                Money Options at FY-End
                                   In
                                Exercise
                                   (#)
                                                                     --------------------------------------------------------------
                                                                     Exercisable    Unexercisable      Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Jonathan de la Harpe                  0                  0                34,000           56,000             $376          $16,511

Alan Gallantar                        0                  0                10,000           40,000           $3,075          $25,019

Steven Morvay (2)                     0                  0                40,000                0         $103,200               $0

Fredric D. Price                      0                  0               669,000          331,000          $77,577         $155,155

Gerald A. Shapiro                     0                  0                20,000           80,000          $10,788          $68,164

Benjamin T. Sporn                     0                  0               104,500           53,000             $564          $27,268
-----------------------------------------------------------------------------------------------------------------------------------


Pension Plans

    AMBI Inc.

         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees, a non-contributory pension plan (the "Pension Plan") maintained by Burns Philp as long as Burns Philp maintains the Pension Plan and owns at least 20% of the Company's outstanding Common Stock. Burns Philp currently holds approximately 25% of the Company's outstanding Common Stock. Assuming retirement at age 65, the Pension Plan provides benefits equal to the greater of (a) 1.1% of the employee's final average earnings multiplied by the number of years of credited service plus 0.65% of the employee's final average earnings in excess of the average of the contribution and the benefit basis in effect under Section 230 of the Social Security Act for each year in the 35-year period ending with the year of Social Security retirement age, multiplied by the employee's years of credited service up to 35, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan or (b) $24 multiplied by the number of years of credited service up to 25 years plus $12 multiplied by the years of employment from 26-40 years, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan. The "final average earnings" are the average monthly earnings during the five highest-paid consecutive calendar years within the last ten calendar years of credited service with the Company. Earnings include the salary and bonus listed in the summary compensation table. Earnings which may be considered under the Pension Plan are limited to $160,000 per year subject to annual cost of living adjustments as determined by the IRS.

         The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 1999 and a single life annuity benefit, according to years of credited service and final average earnings. The benefits listed are not subject to any deduction for Social Security or other offset amounts.

                            Years of Credited Service

Final average
earnings                   15               20                25                30               35
-------------------------------------------------------------------------------------------------------------
$25,000                    $4,320           $5,760            $7,200            $8,160           $9,600

$50,000                    $9,840           $13,200           $16,440           $19,800          $23,040

$75,000                    $16,440          $21,840           $27,360           $32,880          $38,400

$100,000                   $22,920          $30,600           $38,280           $45,960          $53,640

$150,000                   $36,120          $48,120           $60,240           $72,240          $84,240

$160,000                   $38,760          $51,600           $64,560           $77,520          $90,360
and up

         Jonathan de la Harpe, Gerald A. Shapiro, Benjamin T. Sporn and Fredric
D. Price each have 7.0, 1.5, 7.0 and 4.75 years, respectively, of credited service under the Pension Plan as of June 30, 1999, and, at age 65, would have approximately 18, 15, 10, and 17 years of credited service, respectively.


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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from July 1, 1998 through June 30, 1999, except as noted below, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with. The Company has information that Steven Morvay, a former employee, failed to file one or more Forms 4 reporting purchases and sales of the Company's Common Stock during the fiscal year ended June 30, 1999.


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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 22, 1999, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 4 Manhattanville Road, Purchase, New York 10577-2197.

                   Shares Owned Beneficially and of Record (1)

Name and Address                             No. of Shares            % of Total

Fredric D. Price (2)                            699,651                  2.25

Robert E. Flynn (3)                             102,000                   *

P. George Benson (4)                             20,000                   *

Audrey T. Cross (6)                              54,000                   *

Jon de la Harpe (4)                              34,000                   *

Sander A. Flaum (4)                              10,000                   *

Alan Gallantar (4)                               10,000                   *

Marvin Moser (4)                                 65,000                   *

Robert E. Pollack (4)                            60,000                   *

Gerald A. Shapiro (5)                            31,300                   *

Benjamin T. Sporn (7)                           133,625                   *

American Home Products Corporation            3,478,261                 11.41
5 Giralda Farms
Madison, NJ 07940

Burns Philp & Company Limited (8)             7,763,837                 25.46
7 Bridge Street
Sydney, NSW 2000, Australia

All Officers and Directors                    1,219,576                  3.86
as a Group (11 persons)
(2)(3)(4)(5)(6) and (7)
------------------------------
       * Less than 1%

       (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

       (2) Includes 669,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (3) Includes 90,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (4) Consists of shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (5) Includes 20,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (6) Includes 50,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (7) Includes 104,500 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

       (8)     Consists of shares owned by subsidiaries.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As of June 30, 1999, BP owned 7,763,837 shares of Common Stock, and continues such Common Stock ownership as of the date hereof.

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

       In October 1998, the Company issued 3,478,261 shares of Common Stock to AHP for $4.0 million. AHP currently holds approximately 11.4% of the Company's outstanding Common Stock. Under a separate agreement in October 1998, AHP paid the Company $1.0 million for exclusive rights to sell the Company's Cardia Salt in retail markets in the United States. See "Business - The Company"

                                     PART IV


Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K

       (a)     1.     Financial Statements

               The financial statements are listed in the Index to Consolidated Financial Statements on page F-1 and are filed as part of this annual report.

               2.     Financial Statement Schedules

               The following financial statement schedule is included herein:

               Schedule II - Valuation and Qualifying Accounts

               All other schedules are not submitted because they are not applicable, not required, or because the information is included in the Consolidated Financial Statements.

               3.     Exhibits

               The Index to Exhibits following the Signature Page indicates the Exhibits which are being filed herewith and the Exhibits which are incorporated herein by reference.

       (b)     Reports on Form 8-K

               The Company did not file any Reports on Form 8-K during the fiscal quarter ended June 30, 1999.

                           AMBI INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FILED WITH THE ANNUAL REPORT OF THE

                              COMPANY ON FORM 10-K

                                  JUNE 30, 1999



                                                                      PAGE
                                                                      ----

INDEPENDENT AUDITORS' REPORT                                           F-2



CONSOLIDATED BALANCE SHEETS AT JUNE 30, 1999 AND 1998                  F-3



CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         YEARS ENDED JUNE 30, 1999, 1998 AND 1997                      F-5



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997              F-6



CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         YEARS ENDED JUNE 30, 1999, 1998 AND 1997                      F-7



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
AMBI Inc.:



We have audited the consolidated financial statements of AMBI Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMBI Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                                        KPMG LLP


Stamford, CT
September 2, 1999

                           AMBI INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   JUNE 30,         JUNE 30,
                                                                     1999              1998
                                                                   --------         ---------
ASSETS

Current assets:
      Cash and cash equivalents                                      $4,458             $2,109
      Accounts receivable (less allowance for
        doubtful accounts of $242 in 1999 and
        $377 in 1998.)                                                3,980              3,312
      Other receivables                                                 473                 96
      Inventories                                                     1,426                695
      Prepaid expenses and other current assets                         685                413
                                                                    -------            -------

      Total current assets                                           11,022              6,625

Property and equipment, net                                           1,066                914
Patents and trademarks (net of accumulated amortization
  of $4,362 in 1999 and $2,138 in 1998.)                             19,473             11,715
Goodwill (net of accumulated amortization of
  $178 in 1999 and $48 in 1998)                                       2,583                950
Other assets                                                            397                531
                                                                    -------            -------

TOTAL ASSETS                                                        $34,541            $20,735
                                                                    =======            =======









See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                JUNE 30,            JUNE 30,
                                                                                  1999                1998
                                                                                --------            --------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
   STOCKHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt and lease obligations               $ 1,563              $ 3,052
         Accounts payable and accrued expenses                                   4,262                2,458
         Contingent payments payable                                             3,293                2,747
         Preferred dividends payable                                                25                  637
                                                                               -------              -------

         Total current liabilities                                               9,143                8,894

Long-term debt and lease obligations                                             3,375                1,543
Other long-term obligations                                                        432                   -
                                                                               -------              -------

TOTAL LIABILITIES                                                               12,950               10,437
                                                                               -------              -------

Commitments and contingent liabilities


REDEEMABLE PREFERRED STOCK

        Series E convertible preferred, 1,500 shares issued and 773 shares outstanding at June 30, 1999 (aggregate liquidation
        value Series E $816).                                                      634                   -

        Series F convertible preferred, 575 shares issued and 343
        shares outstanding at June 30, 1999 (aggregate liquidation
        value Series F $358).                                                      287                   -


STOCKHOLDERS' EQUITY

    Preferred stock, $0.01 par value, authorized 5,000,000 shares;

        Series C convertible preferred, no shares issued and
        outstanding at June 30, 1999 and 222 shares issued and
        outstanding at June 30, 1998                                                -                    -

        Series D convertible preferred, no shares issued and
        outstanding at June 30, 1999 and 22,500 shares issued and
        outstanding at June 30, 1998                                                -                    -

    Common stock, $0.005 par value, authorized 65,000,000 shares;
    30,152,306 shares and 20,898,297 shares issued and outstanding
    at June 30, 1999 and June 30, 1998, respectively.                              150                  105

    Additional paid-in capital                                                  60,045               54,942

    Accumulated deficit                                                        (39,525)             (44,749)
                                                                               -------              -------
TOTAL STOCKHOLDERS' EQUITY                                                     $20,670              $10,298
                                                                               -------              -------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY         $34,541              $20,735
                                                                               =======              =======

See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                          YEAR ENDED JUNE 30,
                                                                          -------------------

                                                           1999                 1998                 1997
                                                           ----                 ----                 ----
Net sales                                                $26,911              $20,082              $10,356
Other revenues                                             1,390                  676                  924
                                                         -------              -------              -------
REVENUES                                                  28,301               20,758               11,280

Cost of goods sold                                         4,782                2,956                4,998
                                                         -------              -------              -------
GROSS PROFIT                                              23,519               17,802                6,282

Selling, general & administrative expense                 12,456               12,100               17,312

Research and development expense                           1,787                2,660                4,833

Depreciation and amortization                              2,807                1,575                  772
                                                         -------              -------              -------
OPERATING INCOME/(LOSS)                                    6,469                1,467              (16,635)

Interest income                                              189                   71                  433

Interest expense                                             397                  370                  142

Other income, net                                             86                   --                9,683
                                                         -------              -------              -------
INCOME/(LOSS) BEFORE
  INCOME TAXES                                             6,347                1,168               (6,661)

Income taxes                                                 482                  116                  152
                                                         -------              -------              -------

NET INCOME/(LOSS)                                        $ 5,865              $ 1,052              $(6,813)
                                                         =======              =======              =======

Basic earnings (loss) per share (note 12)                $  0.20              ($ 0.04)             ($ 0.38)
                                                         =======              =======              =======

Weighted average number of common
  shares - basic                                      26,481,880           20,163,412           19,544,526
                                                      ==========           ==========           ==========

Diluted earnings (loss) per share (note 12)              $  0.19              ($ 0.04)             ($ 0.38)
                                                         =======              =======              =======

Weighted average number of common
  shares and equivalents - diluted                    27,754,827           20,163,412           19,544,526
                                                      ==========           ==========           ==========




See accompanying notes to consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                         Preferred Stock   Preferred Stock
                                                                             Series C          Series D             Common Stock
                                                                         Shares      $      Shares      $          Shares     $
                                                                         ------    ----     ------    ----         ------    ----
Balance at June 30, 1996                                                  370       --          --     --      20,469,776     102

Common stock granted to officers                                           --       --          --     --          15,326      --
Common stock issued for cash on exercise of options & warrants             --       --          --     --         172,300       1
Preferred stock issued for cash                                            --       --      45,000     --              --      --
Conversion discount on preferred stock                                     --       --          --     --              --      --
Common stock retired in connection with the sale of Alpin & Barrett
   Ltd.                                                                    --       --          --     --      (2,420,000     (12)
Conversion of preferred stock to common stock including dividends
  issued as common stock                                                 (148)      --          --     --         545,940       3
Preferred stock dividends                                                  --       --          --     --              --      --
Net Loss for the year                                                      --       --          --     --              --      --
Arising on translation during the year                                     --       --          --     --              --      --
                                                                         ----     ----      ------   ----      ----------    ----
Balance at June 30, 1997                                                  222       --      45,000     --      18,783,342      94

Conversion of Preferred stock to common stock including dividends
  issued as common stock                                                   --       --     (22,500)    --       1,414,955       7
Conversion discount on preferred stock                                     --       --          --     --              --      --
Common stock issued for Nutrition 21 acquisition                           --       --          --     --         500,000       3
Common stock issued for Nutrition 21 consulting agreements                 --       --          --     --         200,000       1
Preferred stock dividends                                                  --       --          --     --              --      --
Financing cost of warrants issued to State Street Bank                     --       --          --     --              --      --
Compensation related to issuance of stock options to non-employees         --       --          --     --              --      --
Net income for the year                                                    --       --          --     --              --      --
                                                                           --       --      ------     --      ----------    ----
Balance at June 30, l998                                                  222       --      22,500     --      20,898,297     105

Conversion of Series D preferred stock to common stock,
   including dividends issued as common stock                              --       --     (16,750)    --       2,696,246      12
Exchange and redemption of Series C preferred stock, including
   accrued dividends for common stock and Series E preferred stock       (222)      --          --     --         324,689       2
Exchange and redemption of Series D preferred stock, including
  accrued dividends for common stock and Series F preferred stock          --       --      (5,750)    --          78,166
Premium on redemption of Series F  preferred stock
Shares issued in connection with the settlement of AZWELL obligation                                              780,488       4
Preferred stock dividends                                                  --       --          --     --              --      --
Conversion of Series E preferred stock to common stock, including
  dividends issued as common stock                                         --       --          --     --         591,812       3
Issuance of common stock in connection with the acquisition of--
 the Lite Bites Business.                                                  --       --          --     --       1,304,347       7
Issuance of common stock to American Home Products                         --       --          --     --       3,478,261      17
Compensation related to issuance and repricing of stock options
   and warrants to non-employees                                           --       --          --     --              --
Net income for the year                                                    --       --          --     --              --      --
                                                                         ----     ----      ------   ----      ----------    ----

Balance at June 30, 1999                                                   --     $ --          --   $ --      30,152,306    $150
                                                                         ====     ====      ======   ====      ==========    ====


                                                                             Additional
                                                                              Paid-In          Accumulated
                                                                               Capital           Deficit           Total
                                                                                 $                  $                $
                                                                             ----------        -----------        --------
Balance at June 30, 1996                                                       52,732             (36,522)         15,646

Common stock granted to officers                                                   57                  --              57
Common stock issued for cash on exercise of options & warrants                    436                  --             437
Preferred stock issued for cash                                                 4,230                  --           4,230
Conversion discount on preferred stock                                            173                (173)             --
Common stock retired in connection with the sale of Alpin & Barrett
   Ltd.                                                                        (6,340)                 --          (6,352)
Conversion of preferred stock to common stock including dividends
  issued as common stock                                                          128                (131)             --
Preferred stock dividends                                                          --                (261)           (261)
Net Loss for the year                                                              --              (6,813)         (6,813)
Arising on translation during the year                                             --                  --             666
                                                                              --------             ------          ------
Balance at June 30, 1997                                                       51,416             (43,900)          7,610

Conversion of Preferred stock to common stock including dividends
  issued as common stock                                                           71                  --              78
Conversion discount on preferred stock                                          1,527              (1,527)             --
Common stock issued for Nutrition 21 acquisition                                1,185                  --           1,188
Common stock issued for Nutrition 21 consulting agreements                        587                  --             588
Preferred stock dividends                                                          --                (374)           (374)
Financing cost of warrants issued to State Street Bank                             33                  --              33
Compensation related to issuance of stock options to non-employees                123                  --             123
Net income for the year                                                            --               1,052           1,052
                                                                              -------              ------          ------
Balance at June 30, l998                                                       54,942             (44,749)         10,298

Conversion of Series D preferred stock to common stock,
   including dividends issued as common stock                                     128                  --             140
Exchange and redemption of Series C preferred stock, including
   accrued dividends for common stock and Series E preferred stock             (1,729)               (242)         (1,969)
Exchange and redemption of Series D preferred stock, including
  accrued dividends for common stock and Series F preferred stock                (379)                (81)           (460)
Premium on redemption of Series F  preferred stock                                                   (117)           (117)
Shares issued in connection with the settlement of AZWELL obligation              996                               1,000
Preferred stock dividends                                                          --                (201)           (201)
Conversion of Series E preferred stock to common stock, including
  dividends issued as common stock                                                604                  --             607
Issuance of common stock in connection with the acquisition of--
 the Lite Bites Business.                                                       1,430                  --           1,437
Issuance of common stock to American Home Products                              3,983                  --           4,000
Compensation related to issuance and repricing of stock options
   and warrants to non-employees                                                   70                  --              70
Net income for the year                                                            --               5,865           5,865
                                                                              -------             -------          ------

Balance at June 30, 1999                                                      $60,045            ($39,525)        $20,670
                                                                              =======             =======         =======



See accompanying notes to consolidated financial statements

                                            AMBI INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                         YEAR ENDED JUNE 30,
                                                                                         -------------------

                                                                                1999              1998            1997
                                                                                ----              ----            ----
Cash flows from operating activities:
Net income/(loss)                                                              $  5,865        $  1,052        $ (6,813)
Adjustments to reconcile net income/(loss) to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization                                                 2,807           1,575             772
    Write-off of patents and trademarks                                              --             179              --
    Provision for doubtful accounts                                                  --             273              37
    Loss on disposal of equipment                                                   138              --             275
    Gain on sale of Alpin & Barrett                                                  --              --          (9,683)
    Nutrition 21 consulting expense                                                 214             168              --
    Other, net                                                                       62             124              65
    Changes in assets and liabilities, net of effect of
  acquisition:
      (Increase)/decrease in accounts receivable                                   (668)         (3,291)          1,283
      (Increase) in other receivables                                              (377)             --              --
      (Increase)/decrease in inventories                                           (610)            (89)            646
      (Increase) in prepaid and other current assets                               (272)             --              --
      (Increase)/decrease in other assets                                           (80)           (467)           (191)
       Increase/(decrease) in accounts payable and accrued
         expenses                                                                 1,707              (6)           (778)
       Increase in contingent payments payable                                       --           2,747              --
       Increase/(decrease) in preferred dividends payable                            --            (374)           (153)
       Increase in other liabilities                                                 --              --             189
                                                                               --------        --------        --------
         Net cash provided by/(used for) operating activities                     8,786           1,891         (14,351)
                                                                               --------        --------        --------
Cash flows from investing activities:
    Purchases of property and equipment                                            (443)           (216)           (866)
    Payments for patents and licensed technology                                 (1,145)           (509)           (437)
    Proceeds from sale of equipment                                                  76              73              --
    Payments for acquisitions                                                    (6,088)        (10,000)             --
    Cash received upon sale of subsidiary                                            --              --          13,500
    Contingent payment for Nutrition 21 acquisition                              (2,747)             --              --
                                                                               --------        --------        --------
        Net cash (used for)/provided by investing activities                    (10,347)        (10,652)         12,197
                                                                               --------        --------        --------
Cash flows from financing activities:
    Proceeds from term loan borrowings                                            5,500           3,300              --
    Debt repayments                                                              (4,036)           (919)             (8)
    Proceeds from issuance of common stock                                        4,000              --             437
    Capital lease obligation repayments                                            (122)           (126)           (811)
    Redemption of redeemable preferred stock                                     (1,388)             --          (1,500)
    Proceeds from issuance of preferred stock                                        --              --           4,230
    Preferred dividends paid                                                        (44)             --              --
                                                                               --------        --------        --------
        Net cash provided by financing activities                                 3,910           2,255           2,348
                                                                               --------        --------        --------
Net increase/(decrease) in cash and cash equivalents                              2,349          (6,506)            184
Cash and cash equivalents at beginning of period                                  2,109           8,615           8,431
                                                                               --------        --------        --------
Cash and cash equivalents at end of period                                     $  4,458        $  2,109        $  8,615
                                                                               ========        ========        ========



See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)    Consolidation

                 The consolidated financial statements for the year ended June 30, 1999 include the results of operations of the Company and the Lite Bites Business from January 21, 1999. The consolidated financial statements for the year ended June 30, 1998 include the results of operations of the Company and its wholly-owned subsidiary, Nutrition 21, from August 11, 1997. All intercompany balances and transactions have been eliminated in consolidation.

           b)    Use of Estimates

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

           c)    Cash Equivalents

                 The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents included in the accompanying financial statements include money market accounts, bank overnight investments and commercial paper.


           d)    Inventories

                 Inventories are carried at the lower of cost (on a first-in, first-out basis) or estimated net realizable value.

           e)    Property and Equipment

                 Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives. The estimated useful lives are as follows:

                        Leasehold improvements        --       Term of lease
                        Furniture and fixtures        --       7 years
                        Machinery and equipment       --       5 to 10 years
                        Office equipment              --       3 to 6 years

           f)    Patents and Trademarks

                 The Company capitalizes certain patents and trademarks. Patents and trademarks are amortized over the estimated economic lives of the assets, ranging from 2 to 15 years.

           g)    Goodwill

                 Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight line method over 15 years. The recoverablity of the carrying value is evaluated on a periodic basis by assessing current and future levels of operating income and cash flows, as well as other factors.


           h)    Revenue Recognition

                 Sales of product are recognized upon shipment to customers. Other revenues include amounts received from licensees and research collaborators.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

           i)    Research and Development

                 Research and development costs are expensed as incurred.

           j)    Income taxes

                 Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

           k)    Stock-based Compensation

                 The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                 Statement of Financial Accounting Standards ("SFAS") No. 123. "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

           l) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

                 The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

           m)    Recently Issued Accounting Standards

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

                 In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of STAS No. 133, "Accounting for Derivative Instruments and Hedging activities" for one year. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

           m)    Recently Issued Accounting Standards, Continued

                 The Company has not yet made an evaluation of the impact of adopting these statements on the Company's financial position or operating results.

           n)    Reclassifications

                 Certain reclassifications have been made to prior years' financial statement amounts to conform to the 1999 presentation.



  Note 2:  ACQUISITIONS

           Lite Bites Business

           On January 21, l999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Optimum Lifestyle, Inc. ("OLI") relating to the business of developing, producing, and marketing dietary supplements, primarily nutrition bars which are marketed under the trademark "Lite-Bites" through the QVC Inc. television network (the "Lite Bites Business"). These products are manufactured to proprietary specifications under agreements with third party manufacturers. The purchase price paid by the Company was $6.1 million in cash, including related transaction costs, and 1,304,347 shares of restricted Common Stock of the Company, valued at $1.4 million. In connection with the acquisition, liabilities assumed were as follows (in thousands):


                  Fair value of assets acquired             $ 7,617
                  Cash paid, including transaction costs     (6,088)
                  Restricted common stock issued             (1,437)
                                                            -------
                  Liabilities assumed                       $    92
                                                            =======



           Additional contingent payments will be made to the former owners of OLI depending primarily on sales levels of the Lite Bites Business achieved during the five year period following closing and/or the availability of Lite Bites products through certain distribution channels in the future as follows: a maximum of $3.0 million in cash and/or AMBI common stock, at the option of the former owners of OLI, payable $1.0 million on each of the first three anniversaries of the acquisition; $3.0 million in newly issued AMBI preferred stock, payable $1.5 million on the first and second anniversaries of the acquisition; and a single payment of $1.0 million in cash, payable prior to the fifth anniversary of the acquisition. At June 30, 1999 the Company recorded on its balance sheet a current liability of $0.5 million in respect of the contingent payments.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Note 2:  ACQUISITIONS, Continued

           The acquisition was accounted for under the purchase method. Based upon the allocation of purchase price, the transaction resulted in $6.1 million in identifiable intangible assets, primarily trademarks and non-compete agreements, and $1.5 million of goodwill. The Company is amortizing the goodwill over fifteen years and amortizing the identifiable intangible assets over their useful economic lives, which range from 3 to 15 years. During the year ended June 30, l999, the Company recorded approximately $249 thousand in amortization expense related to the goodwill and other intangible assets described above.

           Nutrition 21

           On August 11, l997, the Company purchased Nutrition 21 for $10.0 million in cash plus 500,000 shares of restricted Common Stock of the Company.

           In connection with the acquisition, liabilities assumed were as follows (in thousands):

                Fair value of assets acquired              $ 11,645
                Cash purchase price                         (10,000)
                Common stock issued                          (1,188)
                                                           --------
                Liabilities assumed                        $    457
                                                           ========

           The Purchase Agreement also provides for annual contingent payments to the former owners of Nutrition 21 for each of the four years after the closing of $2.5 million, but subject to adjustment for the achievement of net sales levels of certain products (contingent consideration clause), and royalties of 2.5% to 5.0% on net sales of products recommended for certain patented uses. At June 30, l999, the Company recorded on its balance sheet a current liability of $2.8 million in respect of the contingent payment due in September 1999. On September 30, l998, the Company paid the former owners of Nutrition 21 approximately $3.3 million representing the full amount of the contingent payment due for the 12 month period September 1997 through August 1998.

           The following represents the pro forma consolidated results of operations as if the Company, the Lite Bites Business and Nutrition 21 had been combined for the years ended June 30, 1999 and 1998. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective periods. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates. The pro forma information for the years ended June 30, 1999 and 1998 is as follows (in thousands, except for per share amounts):
                                                    1999             1998
                                                    ----             ----
                Revenues                         $ 30,208           $28,862
                Net income                          5,116             3,173
                Basic earnings per share             0.19              0.06
                Diluted earnings per share           0.18              0.06



   Note 3: SALE OF APLIN & BARRETT LTD.

           The Company completed the sale of its United Kingdom based food preservative business, Aplin & Barrett, Ltd. ("A&B"), to Burns Philp & Company Ltd. ("Burns Philp") on December 12, 1996. As a result, the operations of A&B are included in the financial statements through that date. Key terms of the transaction included the payment to the Company of $13.5 million in cash, ($8.0 million paid on December 12, 1996 and $5.5 million paid on June 12, 1997), and the payment of 2.42 million shares of the Company's common stock held by Burns Philp. The Company reported a gain of $9.7 million in connection with this sale. In addition, Burns Philp has provided the Company with a revolving line of credit of up to $2.5 million that could be forgiven under certain circumstances related to the performance of the food preservative business through June 30, 1999. The agreement expired as of June 30, 1999. The Company borrowed no amounts under the agreement prior to expiration.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Note 4: INVENTORIES

           The components of inventories at June 30, l999 and 1998 are as follows (in thousands):

                                                      l999              1998
                                                      ----              ----

                      Raw materials                 $  373            $  289
                      Finished goods                 1,053               406
                                                    ------            ------

                      Total inventories             $1,426            $  695
                                                    ======            ======



Note 5:  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value amounts for cash and cash equivalents and accounts receivable approximate carrying amounts due to the short maturities of these instruments.

         The fair value of long-term debt approximates its carrying value, as there is no difference between the stated interest rate on the debt and the current market rate of interest available to the Company for debt with the same maturities.

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash primarily in market interest rate accounts, overnight investments and commercial paper. The Company had $3.0 million funds invested in commercial paper at June 30, 1999.



Note 6:  LICENSE, OPTION AND MARKETING AGREEMENT

         On September 17, l998, the Company commenced a strategic alliance with American Home Products Corporation ("AHP") for retail distribution of the Company's proprietary nutrition products. As part of the alliance, AHP's Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(R) Salt in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. On October 8, l998, the Company received a non-refundable payment of $1.0 million for the rights granted to AHP. Also on October 8, l998, AHP paid $1.15 per share or a total of $4.0 million for 3,478,261 shares of newly issued Company Common Stock. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.



Note 7:  PROPERTY AND EQUIPMENT, NET

         The components of property and equipment, net, at June 30, 1999 and 1998 are as follows (in thousands):

                                                           1999           1998
                                                           ----           ----

                Furniture and fixtures                   $  421         $  163
                Machinery and equipment                     562            538
                Office equipment                            192            507
                Computer equipment                          660            398
                                                         ------         ------
                                                          1,835          1,606
                Less:  Accumulated depreciation            (769)          (692)
                                                         ------         ------
                Property and equipment, net              $1,066         $  914
                                                         ======         ======

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8:  LINES OF CREDIT AND LONG-TERM DEBT

         Long-term debt consists of the following at June 30, 1999 and 1998 (in thousands):

                                                            1999          1998
                                                            ----          ----

                NSK promissory note                       $   --        $2,000
                State Street term loan                     4,875         2,410
                Obligations under capital leases              63           185
                                                          ------        ------
                                                           4,938         4,595
                Less:  Current portion                    (1,563)       (3,052)
                                                          ------        ------
                                                          $3,375        $1,543
                                                          ======        ======

         In March, 1996, the Company issued a $2.0 million note at an interest rate of 5%, to AZWELL, Inc. (formerly Nippon Shoji Kaisha). In fiscal 1999, the Company, in accordance with the terms of the agreement, repaid $1.0 million of the note by issuing 780,488 shares of its Common Stock, and $1.0 million in cash from operating activities.

         On January 21, l999, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan Agreement") with State Street Bank and Trust Company ("SSBT"), which Loan Agreement amended and restated a prior agreement with SSBT. The Loan Agreement is for a $5.5 million term loan and a $4.0 million revolving credit facility for the purposes of acquiring the Lite Bites Business and for general corporate purposes. Loans from SSBT bear interest at the prime rate plus 1% and are due February 1, 2002. The Company is making monthly payments of principal and interest on the loan. There was no outstanding balance on the revolving loan at June 30, 1999. Payments due on long-term debt are as follows: fiscal 2000 $1.5 million, fiscal 2001 $1.5 million, fiscal 2002 $1.9 million.



Note 9:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following items are included in accounts payable and accrued expenses at June 30, 1999 and 1998 (in thousands):

                                                           1999           1998
                                                           ----           ----
          Accounts payable                               $1,280         $  407
          Consulting and professional fees payable          989            569
          Royalty fees                                      442            413
          Accrued compensation and benefits                 700            480
          Taxes payable                                     309             97
          Other accrued expenses                            542            492
                                                         ------         ------
                                                         $4,262         $2,458
                                                         ======         ======

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10:  REDEEMABLE PREFERRED STOCK

          In October 1995, the Company issued 895 shares of non-voting Series C Preferred Stock ("C Preferred") for $10,000 per share. At June 30, 1998, 222 shares of C Preferred were outstanding. On December 10, l998, the Company issued 1,500 shares of new Series E Preferred Stock ("E Preferred") with a par value of $0.01 per share. On that date, the Company's outstanding C Preferred and accrued dividends thereon of $542 thousand were exchanged for $1,500 face amount of E Preferred, $1.0 million in cash and the issuance of 324,689 shares of the Company's common stock. In addition, the agreement provides for a payment of at least $250 thousand on the second anniversary of the agreement. The total amount of the payment is subject to increases based on increases in the Company's equity securities. The E Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. The E Preferred bears dividends at a rate of 10% per annum payable in cash or, at the option of the company, in shares of Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $242 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding C Preferred. The E Preferred is subject to conversion at any time, at the option of the holder, and is subject to mandatory conversion after three years. During fiscal 1999, 727 shares of the Company's E Preferred plus accrued dividends on these shares, were converted into 591,812 shares of common stock.

          On January 27, l999, the Company issued 575 shares of new Series F Preferred Stock ("F Preferred") with a par value of $0.01 per share. On that date, the Company's then outstanding 5,750 shares of Series D Preferred Stock ("D Preferred") and accrued dividends thereon of $59 thousand were exchanged for $575 thousand face amount of F Preferred, 78,166 shares of the Company's common stock and the resetting of the exercise price of the Warrants of the Company, issued in connection with D Preferred, to $1.25. The F Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. The F Preferred bears dividends at a rate of 10% per annum payable in cash, or at the option of the Company, in shares of Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $81 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding D Preferred. The F Preferred is subject to conversion at any time at the option of the holders, and is subject to mandatory conversion after three years. During fiscal 1999, 232 shares of the Company's F Preferred plus accrued dividends on these shares were redeemed for $0.4 million.


Note 11:  STOCKHOLDERS' EQUITY

          a.      Warrants
                  The Company had outstanding warrants for the purchase of its common stock as follows:

                                                                   Number of            Exercise price
                                                                    warrants              per share
                                                                   ---------            --------------
                  Outstanding at June 30, 1996                      1,786,314           $1.25-$6.75

                  Issued                                              569,937           $2.00-$2.72
                  Expired                                            (153,027)          $4.00-$6.00
                  Exercised                                           (17,331)          $1.25-$4.91
                                                                   ----------

                  Outstanding at June 30, 1997                      2,185,893           $1.25-$6.75

                  Issued                                              217,460           $1.18-$2.44
                  Expired                                          (1,022,668)          $3.00-$4.91
                                                                    ---------

                  Outstanding at June 30, 1998                      1,380,685           $1.18-$6.75

                  Issued                                              100,000           $1.38
                                                                    ---------

                  Outstanding at June 30, 1999                      1,480,685           $1.18-$6.75
                                                                    =========


                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11: STOCKHOLDERS' EQUITY, Continued

                  At June 30, 1999, 1,480,685 shares were issuable upon exercise of the above warrants. The warrants expire between 2000 and 2006. Certain of the warrants include anti-dilution clauses.

                  Warrants outstanding and exercisable at June 30, 1999, are as follows:

                                                      Warrants Outstanding                    Warrants Exercisable
                                          ----------------------------------------        -----------------------------
                                                          Weighted
                                                           Average       Weighted                           Weighted
                                                          Remaining      Average                            Average
                     Range of                Number      Contractual     Exercise            Number         Exercise
                  Exercise Prices          Outstanding      Life           Price           Exercisable        Price
                  ---------------         ------------   -----------    ----------        ------------      ---------
                  $1.18 - $1.38              227,460        7.46          $1.27                33,492          $1.20
                  $1.50 - $2.00              125,499        1.44          $1.72               125,499          $1.72
                  $2.25 - $2.44              628,937        3.37          $2.28               562,271          $2.26
                  $4.00 - $4.84              355,408        1.55          $4.76               355,408          $4.76
                  $6.00 - $6.75              143,381        1.35          $6.31               143,381          $6.31
                                           ---------                                        ---------
                                           1,480,685                                        1,220,051
                                           =========                                        =========

b)        Stock Based Compensation

                  On April 10, 1986, the Company adopted a Nonqualified Stock Option Plan whereby options to purchase 250,000 shares of the Company's common stock may be granted to consultants and Scientific Advisory Board members.

                  The Company adopted four Stock Option Plans ("Plans") whereby options to purchase an aggregate of 6,250,000 shares of the Company's common stock may be granted to officers, directors, employees, consultants and others who render services to the Company. The exercise price per share for the options granted under the Plans may not be less than the fair value of the Company's common stock on the date of grant. The options issuable pursuant to the Plans expire between 1999 and 2009. Approximately 2,800,000 options remain available for grant under the Plans.

                  A summary of stock option activity related to the Company's stock option plans is as follows:

                                                                             Number of        Exercise price
                                                                             options            per share
                                                                             ---------        --------------
                  Outstanding at June 30, 1996                              1,951,380         $1.50  - $7.688
                  Issued                                                      381,900         $2.00  - $5.625
                  Expired                                                    (282,246)        $1.50  - $6.00
                  Exercised                                                  (154,980)        $1.50  - $4.375
                                                                            ---------

                  Outstanding at June 30, 1997                              1,896,054         $1.50  - $7.688
                  Issued                                                    1,371,885         $1.56  - $3.25
                  Expired                                                    (592,486)        $1.62  - $7.68
                  Exercised                                                      (608)        $1.62
                                                                          -----------

                  Outstanding at June 30, 1998                              2,674,845         $1.50  - $6.00
                  Issued                                                      610,470         $0.75  - $2.31
                  Cancelled                                                  (454,030)        $0.75  - $5.63
                                                                             --------

                  Outstanding at June 30, 1999                              2,831,285         $0.75 - $6.75
                                                                            =========

                  Each of these options are entitled to one share of common stock. Stock options generally vest ratably over five years from the date of grant and expire within five years from the date of vesting.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11:  STOCKHOLDERS' EQUITY, Continued

          Options outstanding and exercisable at June 30, 1999 are as follows:

                                                       Options Exercisable                        Options Outstanding
                                           ----------------------------------------          -----------------------------
                                                             Weighted
                                                              Average      Weighted                               Weighted
                                                             Remaining     Average                                Average
                  Range of                    Number        Contractual    Exercise             Number            Exercise
                  Exercise Prices          Outstanding         Life         Price             Exercisable           Price
                  ---------------          -----------      -----------    --------           -----------         --------
                  $0.75  - $1.25              228,970          3.65        $1.11                  50,000          $1.09
                  $1.38  - $1.97              909,530          3.17        $1.76                 255,268          $1.85
                  $2.00  - $2.94              805,885           3.7        $2.40                 583,385          $2.39
                  $3.00  - $4.84              830,400           3.0        $3.40                 693,900          $3.40
                  $5.19  - $6.75               56,500           4.0        $5.45                  31,000          $5.60
                                            ---------                                          ---------
                                            2,831,285                                          1,613,553
                                            =========                                          =========


          The per share weighted-average fair value of stock options granted during fiscal 1999, 1998 and 1997 was $1.33, $0.68 and $ 2.43, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                      1999             1998           1997
                                                      ----             ----           ----
                  Risk-free interest rate              5.0%            5.7%             6%
                  Expected life-years                  2.5             2.5              5
                  Expected volatility                 46.1%           46.1%            81%
                  Expected dividend yield               --              --             --

          The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized in the financial statements for its employee stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):


                                                                   1999              1998             1997
                                                                   ----              ----             ----
                  Net income/(loss)
                    As reported                                     $5,865          $1,052          ($6,813)
                    Pro forma                                        4,963             176           (7,391)

                  Basic earnings (loss) per share
                    As reported                                     $ 0.20          ($0.04)          ($0.38)
                    Pro forma                                         0.16           (0.09)           (0.41)

                  Diluted earnings (loss) per share
                    As reported                                     $ 0.19          ($0.04)          ($0.38)
                    Pro forma                                         0.16           (0.09)           (0.41)


          The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because the calculation does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12:  EARNINGS/(LOSS) PER SHARE

          Basic and diluted earnings (loss) per share for the years ended June 30, 1999, 1998 and 1997 are as follows (in thousands, except share and per share amounts):

                                                                               Year ended June 30,
                                                                     1999             1998              1997
                                                                     ----             ----              ----
          Net income (loss)                                       $  5,865          $  1,052        $ (6,813)
          Preferred stock dividends                                   (641)             (374)           (392)
          Conversion discount on convertible
             preferred stock                                            --            (1,527)           (173)
          Net income/(loss) available
                                                                  --------           -------        --------
             to common stockholders                               $  5,224           $  (849)       $ (7,378)
                                                                  ========           =======        ========

          Basic earnings/(loss) per share                         $   0.20           $ (0.04)       $  (0.38)
                                                                  ========           =======        ========

          Weighted average number of common shares              26,481,880        20,163,412      19,544,526
                                                                ==========        ==========      ==========


                                                                               Year ended June 30,
                                                                     1999             1998            1997
                                                                     ----             ----            ----
          Net income/(loss) available to
             common stockholders                                 $   5,224           $  (849)       $ (7,378)
          Interest on AZWELL, Inc. note, net                            33                --              --
          Preferred stock dividends                                     94                --              --
          Net income/(loss) available to common
                                                                  --------           -------        --------
            stockholders after giving effect to dilution         $   5,351           $  (849)       $ (7,378)
                                                                 =========           =======        ========

          Diluted earnings/(loss) per share                      $    0.19            ($0.04)       $  (0.38)
                                                                 =========           =======        ========

          Weighted average number of common
            shares and equivalents                              27,754,827                --              --
                                                                ==========

          Diluted earnings/(loss) per share for the years ended June 30, 1998 and 1997, do not reflect the incremental shares from the assumed conversion of stock options or warrants or the conversion of the preferred stock to common stock as the effect of such inclusion would be to reduce the loss per share. The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been anti-dilutive are as follows:

                                                        1999             1998            1997
                                                        ----             ----            ----
                Convertible preferred stock              --            4,222,906      1,223,137




Note 13:  SEGMENT REPORTING

          Effective in fiscal 1999, the Company adopted FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which established revised standards for reporting information about operating segments. Pursuant to Statement No. 131, the Company's reporting segments are nutritional products and pharmaceutical products.

          The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates the performance of its operating segments based on the operating income of the respective business units.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13: SEGMENT REPORTING, Continued

         A summary of business data for the Company's reportable segments for the fiscal years 1999, 1998, 1997 follows:

         Information by business segment (in thousands):

                                                                  1999                 1998               1997
                                                                  ----                 ----               ----
         Revenues
         Nutritional Products                                    $ 27,387             $ 18,963          $     --
         Pharmaceutical Products                                      914                1,795            11,280
                                                                 --------             --------          --------
                                                                 $ 28,301             $ 20,758          $ 11,280
                                                                 ========             ========          ========
         Operating Income (Loss)
         Nutritional Products                                    $  6,343             $  2,141          $     --
         Pharmaceutical Products                                      126                 (674)          (16,635)
                                                                 --------             --------          --------
                                                                 $  6,469             $  1,467          $(16,635)
                                                                 ========             ========          ========
         Depreciation and Amortization
         Nutritional Products                                    $  2,681             $  1,447          $     --
         Pharmaceutical Products                                      226                  228               772
                                                                 --------             --------          --------
                                                                 $  2,807             $  1,575          $    772
                                                                 ========             ========          ========
         Segment Assets
         Nutritional Products                                    $ 32,427             $ 18,436          $     --
         Pharmaceutical Products                                    2,114                2,299            12,754
                                                                 --------             --------           -------
                                                                 $ 34,541             $ 20,735          $ 12,754
                                                                 ========             ========          ========
         Capital Expenditures
         Nutritional Products                                    $    443             $    216          $     --
         Pharmaceutical Products                                       --                   --               866
                                                                 --------             --------          --------
                                                                 $    443             $    216          $    866
                                                                 ========             ========          ========

         Information by geographic segment (in thousands):

         Revenues
         United States                                           $ 28,301             $ 20,758          $  6,149
         United Kingdom                                                --                   --             5,131
                                                                 --------             --------          --------
                                                                 $ 28,301             $ 20,758          $ 11,280
                                                                 ========             ========          ========
         Property and Equipment, net
         United States                                           $  1,066             $    914          $  1,082
         United Kingdom                                                --                   --                --
                                                                 --------             --------          --------
                                                                 $  1,066             $    914          $  1,082
                                                                 ========             =========         =========




Note 14:  RELATED PARTY TRANSACTIONS

          During fiscal 1999, the Company did not have transactions with affiliated companies except for a contribution to the Burns Philp & Company Inc. Retirement Plan of $96 thousand.


Note 15:  INCOME TAXES

          Income/(loss) before income taxes for the years ended June 30, 1999, 1998 and 1997 are as follows (in thousands):

                                                                    1999                 1998              1997
                                                                    ----                 ----              ----
                  Domestic income/(loss)                          $ 6,347              $ 1,168           $(7,052)
                  Foreign income                                       --                   --               391
                                                                  -------              -------           -------
                  Income/(loss) before income taxes               $ 6,347              $ 1,168           $(6,661)
                                                                  =======              =======           =======


                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15:  INCOME TAXES, Continued

          Provisions for income taxes for the years ended June 30, 1999, 1998 and 1997 consist of the following (in thousands):

                                                           1999          1998         1997
                                                           ----          ----         ----
                  Current                                 $ 482         $ 116        $ 501
                  Deferred                                   --            --         (349)
                                                          -----         -----        -----

                                                          $ 482         $ 116        $ 152
                                                          =====         =====        =====

          Income tax expense attributed to pre-tax income differed from the amounts computed by applying the US federal statutory tax rate to pre-tax income as a result of the following (in thousands):

                                                           1999          1998         1997
                                                           ----          ----         ----
          Computed "expected" tax expense                $2,171        $  397       $(2,265)
          Increase/(reduction) in
          Income taxes resulting from:

             Tax losses carried forward/(utilized)       (2,070)         (351)       2,398
             Federal Alternative Minimum Tax                148            38           --
             Lower tax rate on foreign earnings              --            --           (4)
             State taxes, net of federal benefit            233            32           11
             Other items                                                   --           12
                                                                       ------       ------

                                                         $  482        $  116       $  152
                                                         ======        ======       ======

          The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 are presented below (in thousands):

          Deferred tax assets:                                 1999          1998
                                                               ----          ----
                    Net operating loss carryforwards          $4,475        $5,713
                    AMT tax credit                               176            38
                    R&D credit                                   720           818
                    Accrued expenses                              50           209
                    Allowance for doubtful accounts               97           151
                    Partnership basis                          1,054         1,318
                    Inventory reserve                             54            --
                    Property and equipment                         4            --
                                                              ------        ------
          Total gross deferred tax assets                      6,630         8,247
          Less valuation allowance                            (4,638)       (5,159)
                                                              ------        -------
          Net deferred tax assets                              1,992         3,088
                                                              ------        ------

          Deferred tax liabilities:
                    Property and equipment                        --           163
                    Intangible assets, principally
                    due to amounts capitalized for
                    financial reporting purposes               1,992         2,925
                                                              ------         -----
          Net deferred tax liabilities                         1,992         3,088
                                                              ------        ------

          Total deferred taxes, net of valuation allowance    $   --        $   --
                                                              ========      ======

          At June 30, 1999, the Company had available, for federal income tax purposes, net operating loss carryforwards of approximately $7.7 million expiring in varying amounts through 2019. Ultimate utilization/availability of such net operating losses may be significantly curtailed if a significant change in ownership of the Company were to occur. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance of $4.6 million which reduced the deferred tax asset to zero.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16: COMMITMENTS AND CONTINGENT LIABILITIES

         In October 1995, the Company entered into an exclusive license agreement whereby the Company received a license to sell a patented salt alternative in the United States. As a result, the Company is required to make royalty payments quarterly through 2007. In connection with this agreement, the Company recorded royalty expense of $450 thousand, $366 thousand, and $246 thousand for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. In addition, the Company has an exclusive license from the USDA for the duration of a patent which covers chromium picolinate and its uses. In connection with this agreement, the Company recorded royalty expense of $646 thousand, $301 thousand and $0 thousand for the fiscal years ended June 30, 1999, 1998 and 1997 respectively. These royalty amounts are included in selling, general and administrative expenses in the statement of operations.

         The Company has entered into various research and license agreements with certain universities to supplement the Company's research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon a percentage of product sales.

         The Company has consulting agreements with several of its Science Advisory Board members and other consultants. These agreements generally are for a term of one year and are terminable at the Company's option.

         Under operating leases, the Company leases certain office and laboratory space in the US. These leases expire in the years 2000 to 2006. Payments under these leases were approximately $384 thousand in fiscal 1999, $728 thousand in fiscal 1998 and $491 thousand in fiscal 1997. Future non-cancellable minimum payments under these leases are as follows (in thousands):

                                  Year                 Amount
                                  ----                 ------
                                  2000                   $673
                                  2001                    650
                                  2002                    619
                                  2003                    619
                           2004 and Thereafter          1,461
                                                       ------

                                  Total                $4,022
                                                       ======



Note 17:  SUPPLEMENTAL CASH FLOW INFORMATION

             Supplemental disclosure of cash flow information (in                1999          1998         1997
               thousands):                                                       ----          ----         ----
                   Cash paid for interest                                      $   337         $   320     $  137
                   Cash paid for income taxes                                      217              19        196
             Supplemental schedule of non-cash financing activities:
                   Common stock issued for Nutrition 21 acquisition                 --         $ 1,188       --
                   Obligation for purchase of property & equipment             $   208            --         --
                   Obligation for N21 contingent payment                       $ 2,855         $ 2,747       --
                   Obligation for Lite Bites contingent payment                $   438           --          --
                   Obligation related to Series C redemption                   $   250           --          --
                   Conversion of long-term debt to common stock                $ 1,000           --          --
                   Issuance of common stock for Series C redemption            $   345           --          --
                   Issuance of common stock for Series D redemption            $   105           --          --
                   Issuance of common stock for Series E conversion            $   592           --          --



Note 18: RISKS AND UNCERTAINTIES

         The Company buys certain of its inventories from single suppliers. Management believes that other suppliers could provide similar products at comparable terms. As a result, management believes a change in suppliers would not disrupt on-going operations and would not effect operating results adversely.

                                                                     Schedule II


                           AMBI INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                Additions
                                                     ---------------------------------
                                       Balance                              Charged to                      Balance
                                      Beginning        Charged to              Other                        End of
Accounts                              of Period      Cost and Expense        Accounts      Deductions       Period
--------                              ---------      ----------------       ----------     ----------       ------
($ in thousands)

Year ended June 30, 1999

Allowance for Doubtful Accounts        $  377                 --                 --          $(135)            $  242
Deferred Tax Valuation Allowance       $5,159                 --                 --          $(521)            $4,638


Year ended June 30, 1998

Allowance for Doubtful Accounts        $  104              $ 273                 --                            $  377
Deferred Tax Valuation Allowance       $5,745                 --                 --          $(586)            $5,159

Year ended June 30, 1997

Allowance for Doubtful Accounts        $   67              $  37                 --             --             $  104
Deferred Tax Valuation Allowance       $3,807             $1,938                 --             --             $5,745


                          Independent Auditor's Report




The Board of Directions
AMBI Inc.:



         Under date of September 2, l999, we reported on the consolidated balance sheet of AMBI Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the annual report on Form 10-K. The financial statements schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

         In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG LLP




Stamford, Connecticut
September 2, l999

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMBI INC.

                                                 By:  /s/ Fredric D. Price
                                                 Fredric D. Price, President,
                                                 CEO and Director


Dated:  September  27, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of September 27, 1999 by the following persons on behalf of Registrant and in the capacities indicated.

                                                 /s/ Fredric D. Price
                                                 Fredric D. Price, President,
                                                 CEO and Director


                                                 /s/ Robert E. Flynn
                                                 Robert Flynn,
                                                 Chairman of the Board


                                                 /s/ P. George Benson
                                                 P. George Benson, Director


                                                 /s/ Audrey T Cross
                                                 Audrey T. Cross, Director


                                                 /s/ Sander Flaum
                                                 Sander Flaum, Director


                                                 /s/ Marvin Moser
                                                 Marvin Moser, Director


                                                 /s/ Robert E. Pollack
                                                 Robert E. Pollack, Director

                                                 /s/ Gerald A. Shapiro
                                                 Gerald A. Shapiro, Chief
                                                 Financial Officer

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

10.02c        Form of 1998 Stock Option Plan (15)

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

10.57 Sublease dated as of September 18, 1998, between the Company and Abitibi Consolidated Sales Corporation (12)

10.58 Stock Purchase Agreement dated as of September 17, 1998 between American Home Products Corporation and AMBI Inc. (13)*

10.59 License, Option and Marketing Agreement dated as of September 17, 1998 between American Home Products, acting through its Whitehall-Robins Healthcare division, and AMBI Inc. (13)*

10.60 Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 21, 1999 between State Street Bank & Trust Company as Lender and the Company and Nutrition 21 as Borrower.
              (14)

10.61 Agreement of Purchase and Sale of Assets made as of January 19, 1999 by and among Dean Radetsky and Cheryl Radetsky, Optimum Lifestyle, Inc. and AMBI Inc. (14)

10.62 Strategic Alliance Agreement dated as of August 13, 1999 between AMBI Inc. and QVC, Inc. (15)**

23.1          Consent of KPMG LLP (15)

27            Financial Data Schedule (15)

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

(8) Incorporated by reference to the Company's Registration Statement on Form S-1 originally filed April 15, 1986, file No. 33-4822.

(9) Incorporated by reference to the Company's Report on Form 8-K dated December 27, 1996.

(10) Incorporated by reference to the Company's Report on Form 8-K dated August 25, 1997.

(11) Incorporated by reference to the Company's Report on Form 10-K/A2 for 1997.

(12) Incorporated by reference to the Company's Report on Form 10-K/A for 1998.

(13) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30. 1998.

(14) Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1999.

(15)          Filed herewith.


--------------------------------

* Subject to an order by the Securities and Exchange Commission granting confidential treatment. Specific portions of the document for which confidential treatment has been granted have been blacked out. Such portions have been filed separately with the Commission pursuant to the application for confidential treatment.

** Subject to a request for confidential treatment currently pending with the Securities and Exchange Commission.