Form 10-Q
period 1999-09-30
AMBI INC
filed 1999-11-12
CIK 744962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                    FORM 10-Q

For Quarter Ended:                                           September 30, l999

Commission File Number 0-14983

                                    AMBI INC.
               ------------------------------------------------
             (Exact name of registrant as specified in its charter)


New York                                           11-2653613
-------------------------------        ------------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation of organization)


4 Manhattanville Road, Purchase, NY                              10577
-----------------------------------------                      ----------
 (Address of principal executive offices)                      (Zip Code)


                                 (914) 701-4500
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                             YES ___X___ NO _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005         30,518,215 shares as of November 10, 1999.
-----------------------------         ------------------------------------------

                            AMBI INC. & SUBSIDIARIES

                                      INDEX


PART I     FINANCIAL INFORMATION                                            PAGE
------     ---------------------                                            ----

ITEM 1     Financial Statements (unaudited)

           Consolidated Balance Sheets at September 30, l999
              and June 30, 1999                                                3

           Consolidated Statements of Operations for the three
              months ended September 30, 1999 and l998                         5

           Consolidated Statement of Stockholders' Equity for
              the three months ended September 30, l999                        6

           Consolidated Statements of Cash Flows for the three
              months ended September 30, l999 and 1998                         7

           Notes to Consolidated Financial Statements                          8

ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   11

PART II    OTHER INFORMATION

ITEM 1     Legal Proceedings                                                  15

ITEM 2     Changes in Securities and Use of Proceeds                          15

ITEM 6     Exhibits and Reports on Form 8-K                                   15

ITEM 7a    Quantitative and Qualitative Disclosures
              About Market Risk                                               15

                            AMBI INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                            September 30,      June 30,
                                                                1999             1999
                                                             ------------     ---------
                                                             (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                               $ 2,012          $ 4,458
      Accounts receivable (less allowance for doubtful
         accounts of $231 at September 30, 1999 and
         $242 at June 30, 1999)                                 4,554            3,980
      Other receivables                                           655              473
      Inventories                                               1,050            1,426
      Prepaid expenses and other current assets                   612              685
                                                              -------          -------

          Total current assets                                  8,883           11,022

Property and equipment, net                                     1,004            1,066
Patents and trademarks (net of accumulated
   amortization of $5,151 at September 30, 1999
   and $4,362 at June 30, 1999)                                19,988           19,473
Goodwill (net of accumulated amortization of
   $244 at September 30, 1999 and $178 at
   June 30, 1999)                                               2,602            2,583
Other assets                                                      484              397
                                                              -------          -------

TOTAL ASSETS                                                  $32,961          $34,541
                                                              =======          =======


See accompanying notes

                            AMBI INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                          September 30,        June 30,
                                                                              1999               1999
                                                                          -------------        --------
                                                                          (unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and lease obligations                $ 1,529            $ 1,563
     Accounts payable and accrued expenses                                    2,995              4,262
     Contingent payments                                                      1,110              3,293
     Preferred dividends payable                                                 41                 25
                                                                            -------            -------

           Total current liabilities                                          5,675              9,143

Long-term debt and lease obligations                                          3,000              3,375

Other long-term obligations                                                     424                432
                                                                            -------           --------

TOTAL LIABILITIES                                                           $ 9,099            $12,950
                                                                            -------            -------
Commitments and contingent liabilities

REDEEMABLE PREFERRED STOCK:

     Series E convertible preferred, 1,500 shares issued:
     476 shares and 773 shares outstanding at September 30,
     1999 and June 30, 1999, respectively (aggregate
     liquidation value Series E $514)                                           389                634

     Series F convertible preferred, 575 shares issued: 343
     shares outstanding at September 30, l999 and June 30, 1999,
     respectively (aggregate liquidation value Series F $366)                   287                287

STOCKHOLDERS' EQUITY:

     Common stock, $0.005 par value, authorized 65,000,000 shares;
     30,494,215 shares and 30,152,306 shares issued and outstanding
     at September 30, 1999 and June 30, 1999, respectively                      152                150
     Additional paid-in capital                                              60,576             60,045
     Accumulated deficit                                                    (37,542)           (39,525)
                                                                            -------            -------

TOTAL STOCKHOLDERS' EQUITY                                                  $23,186            $20,670
                                                                            -------            -------
TOTAL LIABILITIES, REDEEMABLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY                                           $32,961            $34,541
                                                                            =======            =======

See accompanying notes.

                            AMBI INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                 Three Months Ended
                                                                     September 30,
                                                            ----------------------------
                                                               1999              1998
                                                            ----------        ----------
Net sales                                                   $    8,297        $    5,759
Other revenues                                                     127                56
                                                            ----------        ----------

REVENUES                                                         8,424             5,815

Cost of goods sold                                               1,530               743
                                                            ----------        ----------

GROSS PROFIT                                                     6,894             5,072

Selling, general & administrative expense                        3,294             2,551
Research and development expense                                   449               485
Depreciation and amortization                                      929               559
                                                            ----------        ----------

OPERATING INCOME                                                 2,222             1,477

Interest income                                                     68                36
Interest expense                                                   121                89
Other income, net                                                   --                79
                                                            ----------        ----------

INCOME BEFORE INCOME TAXES                                       2,169             1,503

Income taxes                                                       165                91
                                                            ----------        ----------

NET INCOME                                                  $    2,004        $    1,412
                                                            ==========        ==========

Basic earnings per share                                    $     0.07        $     0.06
                                                            ==========        ==========

Weighted average number of common shares - basic            30,459,294        21,199,345
                                                            ==========        ==========

Diluted earnings per share                                  $     0.06        $     0.05
                                                            ==========        ==========

Weighted average number of common shares and
    equivalents - diluted                                   32,116,198        26,383,486
                                                            ==========        ==========



See accompanying notes.

                            AMBI INC. & SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                          Additional
                                                                           Paid-In         Accumulated
                                                  Common Stock             Capital           Deficit         Total
                                               shares          $              $                 $              $
                                              ----------      ---         ---------        -----------     --------
Balance at June 30, l999                      30,152,306      150           60,045          (39,525)         20,670

Conversion of series E preferred
  stock                                          243,546        1              249               --             250

Common stock issued on exercise
   of options and warrants                        98,363        1              219               --             220

Issuance of warrants                                  --       --               63               --              63

Preferred stock dividends declared                    --       --               --              (21)            (21)

Net income for the period                             --       --               --            2,004           2,004
                                              ----------      ---           ------          --------         ------

Balance at September 30, l999                 30,494,215      152           60,576          (37,542)         23,186
                                              ==========      ===           ======          ========         ======


See accompanying notes.

                            AMBI INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                           ------------------------
                                                                             1999             1998
                                                                           --------         -------
Cash flows from operating activities:
    Net income                                                             $  2,004         $ 1,412
    Adjustments to reconcile net income to net cash provided
    by operating activities:
         Depreciation and amortization                                          929             559
         Nutrition 21 consulting expense                                         51              48
         Loss on disposal of equipment                                           --             142
         Changes in assets and liabilities
             Decrease/(increase) in accounts receivable                        (574)            455
             Increase in other receivables                                     (119)             --
             Decrease in inventories                                            376              14
             Increase in prepaid and other current assets                        73              --
             Increase in other assets                                          (138)           (744)
             Increase in Nutrition 21 acquisition payable, net of
               cash payments                                                     --             275
             Decrease in accounts payable and accrued expenses               (1,267)            (28)
                                                                           --------         -------
                  Net cash provided by operating activities                   1,335           2,133
                                                                           --------         -------

Cash flows from investing activities:
    Contingent payments for Nutrition 21 acquisition                         (3,434)         (3,269)
    Purchases of property and equipment                                         (22)            (27)
    Proceeds from sale of equipment                                              --              68
    Payments for patents and trademarks                                        (128)           (430)
                                                                           --------         --------
                  Net cash (used in) investing activities                    (3,584)         (3,658)
                                                                           --------        --------

Cash flows from financing activities:
    Capital lease obligation repayments                                         (35)            (29)
    Debt repayments                                                            (382)           (233)
    Proceeds from exercise of options & warrants                                220              --
                                                                           --------         -------
                  Net cash (used in) financing activities                      (197)           (262)
                                                                           --------         -------

Net decrease in cash and cash equivalents                                    (2,446)         (1,787)
Cash and cash equivalents at beginning of period                              4,458           2,109
                                                                           --------         -------
Cash and cash equivalents at end of period                                 $  2,012         $   322
                                                                           ========         =======



See accompanying notes.

                            AMBI INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Note 1   BASIS OF PRESENTATION

              The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, l999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended June 30, l999.

              Certain reclassifications have been made to the prior period's financial statement amounts to conform to the current period presentation.



     Note 2   AcquisitionS

              Lite Bites Business

              On January 21, l999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Optimum Lifestyle, Inc. ("OLI") relating to the business of developing, producing, and marketing dietary supplements, primarily nutrition bars which are marketed under the trademark "Lite Bites" through the QVC Inc. television network (the "Lite Bites Business"). These products are manufactured to proprietary specifications under agreements with third party manufacturers.

              The following represents the pro forma consolidated results of operations as if the Company and the Lite Bites Business had been combined for the quarter ended September 30, 1998. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective periods. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates. The pro forma information for the quarter ended September 30, 1998 is as follows (in thousands, except for per share amounts):

                                                                      1998
                                                                      ----
                      Revenues                                      $ 6,858
                      Net income                                      1,664
                      Basic earnings per share                         0.07
                      Diluted earnings per share                       0.06

                            AMBI INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3   INVENTORIES

         The components of inventories at September 30, l999 and June 30, 1999 were:

                                      September 30,      June 30,
                                          l999             1999
                                      -------------      --------
         Raw materials                  $   289           $   373
         Finished goods                     761             1,053
                                        -------           -------
         Total inventories               $1,050           $ 1,426
                                        =======           =======

         During the quarter ended September 30, l999, the Company did not deduct any amounts from the inventory valuation reserve.


Note 4   REDEEMABLE PREFERRED STOCK

         During the quarter ended September 30, 1999, 297 shares of the Company's Series E Preferred and accrued dividends thereon were converted into 244 thousand shares of Common Stock.


         During the quarter ended September 30, 1999, there were no conversions of the Company's Series F Preferred Stock.


Note 5   EARNINGS PER SHARE

         Basic and diluted earnings per share for the three month periods ended September 30, 1999 and 1998 are as follows:

                                                          September 30,            September 30,
                                                              1999                     1998
                                                          ------------             ------------
Net income                                                $      2,004             $      1,412
Preferred stock dividends                                          (21)                     (74)
                                                          ------------             ------------
Net income attributable to common
   stockholders                                           $      1,983             $      1,338
                                                          ============             ============
Basic earnings per share                                  $       0.07             $       0.06
                                                          ============             ============
Weighted average number of common shares                    30,459,294               21,199,345
                                                          ============             ============
Net income attributable to common
   shareholders                                                  1,983             $      1,338
Interest on AZWELL loan, net                                      --                          8
Preferred stock dividends                                           21                       74
                                                          ------------             ------------
Net income available to common
  shareholders after giving effect to dilution            $      2,004             $      1,420
                                                          ============             ============
Diluted earnings per share                                $       0.06             $       0.05
                                                          ============             ============
Weighted average number of common shares
  and equivalents                                           32,116,198               26,383,486
                                                          ============             ============

                            AMBI INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6   COMPREHENSIVE INCOME

         Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale. For the Company, comprehensive income is the same as net income.



Note 7   SEGMENT REPORTING

         A summary of business data for the Company's reportable segments for the three months ended September 30, 1999 and 1998 are as follows:

         Information by business segment (in thousands):

                                                                         September 30,      September 30,
                                                                               1999               1998
                                                                         -------------      -------------
                 Revenues
                 Nutritional Products                                       $ 8,203             $ 5,552
                 Pharmaceutical Products                                        221                 263
                                                                            -------             -------
                                                                            $ 8,424             $ 5,815
                                                                            =======             =======
                 Operating Income
                 Nutritional Products                                       $ 2,172             $ 1,468
                 Pharmaceutical Products                                         50                   9
                                                                            -------             -------
                                                                            $ 2,222             $ 1,477
                                                                            =======             =======

         The operations of the Company are principally in the United States.



Note 8   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                              -------------------------
                                                                               1999               1998
                                                                               ----               ----
                 Supplemental disclosure of cash flow information:
                         Cash paid for interest                                $ 80                $ 89
                         Cash paid for income taxes                             247                  50

                 Supplemental schedule of non-cash financing activities:
                         Obligation for purchase of property & equipment       $209                $220
                         Issuance of warrants                                  $ 63                  --
                         Obligation for N21 contingent payment                 $999                  --
                         Obligation for Lite Bites contingent payment          $252                  --
                         Issuance of common stock for series E conversion      $249                  --

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



           The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

           GENERAL

           The Company's revenues have been primarily derived from the sale of nutrition products to manufacturers of vitamin and mineral supplements and, since the acquisition on January 21, l999 of all the assets and certain liabilities of Optimum Lifestyle, Inc. (the "Lite Bites Business"), also include sales of nutrition bars and other related dietary supplement products marketed under the trademark "Lite Bites". The Company has, in addition, received royalty income from users of its patented technology.

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


           RESULTS OF OPERATIONS

           Revenues

           Net sales for the three months ended September 30, l999 were $8.3 million, an increase of 44.1% compared to $5.8 million for the same period a year ago. The increase in net sales of $2.5 million is primarily due to increased ingredient sales of $1.0 million, combined with $1.5 million of product sales from the acquisition of the Lite Bites Business.

           Other revenues of $0.1 million for the three months ended September 30, 1999 were comprised of license and royalty revenues earned from the Whitehall-Robbins Healthcare division of American Home Products Corporation in accordance with the License, Option and Marketing Agreement entered into on October 8, l999.

           Cost of goods sold

           Cost of goods sold for the three months ended September 30, 1999 were $1.5 million, an increase of 106% compared to $0.7 million for the same period a year ago. The increase in cost of goods sold is directly attributable to increased sales levels. Gross margin of 81.6% for the three months ended September 30, l999 was 5.5 percentage points lower than the comparable period a year earlier. The decrease in the gross margin percentage is due to lower margin nutritional sales included with higher margin ingredient sales.

           Selling, general and administrative expenses (SG&A)

           SG&A expense for the three month period ended September 30, l999, was $3.3 million, as compared to $2.6 million for the same period a year earlier. The increase is due to higher marketing expenses related primarily to increased marketing expense for the nutritional business.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

           Research and development expenses

           Research costs of $0.4 million for the three month period ended September 30, l999, declined $0.1 million compared to $0.5 million for the same period a year earlier. The decrease for the three month period is attributable to the Company's decision to reduce infectious disease drug-related research activities.

           Operating Income

           The Company's operating income of $2.2 million for the three month period ended September 30, l999, was $0.7 million greater than the operating income of $1.5 million for the same period a year earlier. The increase in net sales from the acquisition of the Lite Bites Business and, the increase in net sales of the ingredient products were contributing factors; partially offsetting these improvements were increased selling, general and administrative expenses.

           Interest expense, net

           Interest expense, net of interest income of $53 thousand for the three month period ended September 30, l999, approximated interest expense, net of interest income, for the same period a year ago.

           Other income, net

           Other income, net was $0 for the three month period ended
           September 30, 1999, compared to $79 thousand for the same period a year ago. Other income resulting from the relocation of the Company's headquarters operations in September 1998 did not recur in the current fiscal period.

           Income taxes

           Income taxes for the three month period ended September 30, l999 of $165 thousand increased $74 thousand when compared to the comparable period a year earlier. The increase is primarily due to estimated federal alternative minimum tax and state income taxes from the Company's increased profitability.

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

           Business Segments

           The Company operates in two business segments - Nutritional Products and Pharmaceutical Products.

           Nutritional Products

           Nutritional product revenues were $8.2 million for the quarter ended September 30, 1999, an increase of 47.7% compared to $5.6 million for the same period a year ago. The increase in revenues is primarily due to increased ingredient sales of $1.0 million, $1.5 million of nutritional product sales from the acquisition of the Lite Bites Business and fees and royalties earned from AHP.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

           Nutritional Products operating income for the quarter ended
           September 30, 1999 was $2.2 million, an increase of 47.9% compared to $1.5 million for the same period a year ago. The increase in net sales from the acquisition of the Lite Bites Business and the increase in net sales of the ingredient products were the contributing factors.


           Pharmaceutical Products

           Pharmaceutical products revenues were $0.2 million for the quarter ended September 30, 1999, a decrease of $0.1 million compared to the same period a year ago. The decrease is attributable to reduced sales of nisin-based animal health products.

           Pharmaceutical products operating income was $50 thousand for the quarter ended September 30, 1999, compared to $9 thousand for the same period a year ago. The improvement is primarily due to reductions in manufacturing costs in the current fiscal period.


           LIQUIDITY AND CAPITAL RESOURCES

           Cash and cash equivalents at September 30, 1999 were $2.0 million compared to $4.5 million at September 30, 1998. As of September 30, 1999 the Company had a working capital surplus of $3.1 million compared to $1.9 million surplus as of June 30, 1999.

           During the three month period ended September 30, l999, cash provided by operations was $1.3 million, compared to $2.1 million for the three month period ended September 30, 1998. The decrease is due primarily to payments for working capital requirements.

           Cash used in investing activities for the three months ended September 30, 1999 was $3.6 million compared to $3.7 million for the comparable period a year ago. Payments for patents and trademarks declined $0.3 million, while contingent payments made to the previous owners of Nutrition 21 increased $0.2 million.

           Cash used in financing activities for the three month period ended September 30, 1999 was $0.2 million compared to $0.3 million for the comparable period a year ago. Increased debt repayments of $0.1 million offset by proceeds from the exercise of options and warrants of $0.2 million, were the primary reasons for the improvement.

           The Company's primary sources of financing are cash generated from continuing operations and a revolving line of credit with Citizens Bank of Massachusetts (successor in interest to loans originally issued to the Company by State Street Bank and Trust Company). The availability under the revolving line of credit is based on the Company's accounts receivable and inventory. At September 30, l999, the Company had no borrowings under this line.

           Additional contingent payments will be made to the former owners of Optimum Lifestyles, Inc. ("OLI") due to the acquisition of the Lite Bites Business, depending primarily on sales levels of the Lite Bites Business achieved during the five year period following closing and/or the availability of Lite Bites products through certain distribution channels in the future, as follows: a maximum of $3.0 million in cash and/or AMBI common stock, at the option of the previous owners of OLI, payable $1.0 million on each of the first three anniversaries of the acquisition; $3.0 million in newly issued AMBI preferred stock, payable $1.5 million on the first and second anniversaries of the acquisition; and a single payment of $1.0 million in cash, payable prior to the fifth anniversary of the acquisition.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

           Future acquisition activities and any increases in marketing and research and development expenses over the present levels may require additional funds. Also, the Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on reasonable terms.

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

           The Company has formally communicated with all of its key suppliers to determine their Year 2000 state of readiness and the extent to which the failure of any of their systems may impact the Company's operations. The communication and evaluation process is ongoing. Based upon current information, the Company estimates that the costs of addressing the Year 2000 issue have not been material and are expected to continue to be immaterial. The Company has initiated a program to increase key product inventories during the balance of calendar year 1999 to assure continuity of operations.

           The Company currently believes that a reasonable worst case scenario would be a failure by a significant third party in the supply and distribution chain to remediate its Year 2000 deficiencies that would continue for several days or more. Any such failure could impair the manufacture and/or delivery of products.

           The Company's Year 2000 efforts are ongoing and the overall plan, as well as the Company's development of contingency plans, will continue to evolve as new information becomes available.

           Recently Issued Accounting Standards

           In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified for hedge accounting.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

           The company in the ordinary course of its business has brought several patent infringement actions against companies that are selling chromium picolinate in violation of the Company's patent rights. As of this date, various actions are ongoing, and the Company intends to vigorously protect its proprietary rights.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

           In August 1999, the Company issued a warrant to QVC, Inc. to purchase up to 420,000 shares of the Company's Common Stock in connection with a Strategic Alliance Agreement. The Company received $63,000, the fair value of the warrant.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS

              Exhibit 27 - Financial Data Schedule

          (B) REPORTS

          There were no reports on Form 8-K filed by the Company during this fiscal quarter.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


           Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices. The Company's existing term loan with Citizens Bank of Massachusetts bears interest at a rate equal to the prime lending rate plus one percent. As a result, the Company does have exposure to changes in interest rates. For example, if interest rates increase by one percentage point from current levels, the Company would incur incremental interest expense of $61 thousand through the scheduled maturity of the term loan on February 1, 2002.

                             AMBI INC.& SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                                      AMBI INC.
                                                                     Registrant






Date: November 12, 1999      By: /s/ Fredric D. Price
                                 --------------------
                                     Fredric D. Price
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                 /s/ Gerald A. Shapiro
                                 ---------------------
                                     Gerald A. Shapiro
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)