Form 10-Q
period 1999-12-31
AMBI INC
filed 2000-02-10
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                                      10-Q

For Quarter Ended:                                             December 31, 1999


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

            YES     X                          NO
                ---------                         ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005           30,540,415 shares as of February 9, 2000
-----------------------------           ----------------------------------------

                            AMBI INC. & SUBSIDIARIES

                                      INDEX

PART I   FINANCIAL INFORMATION                                           PAGE
------   ---------------------                                           ----

Item 1   Financial Statements

         Consolidated Balance Sheets
                  at December 31, 1999
                  and June 30, 1999                                         3

         Consolidated Statements of Operations
                  for the three and six month periods
                  ended December 31, 1999 and 1998                          5

         Consolidated Statement of Stockholders' Equity
                  for the six-month period ended
                  December 31, 1999                                         6

         Consolidated Statements of Cash Flows
                  for the six month periods ended
                  December 31, 1999 and 1998                                7

         Notes to Consolidated Financial
                  Statements                                                8

Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               11



PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                                 15

Item 2   Changes in Securities and Use of Proceeds                         15

Item 4   Submission of Matters to a Vote of Security Holders               15

Item 5   Other Information                                                 15

Item 6   Exhibits and Reports on Form 8-K                                  15

Item 7a  Qualitative and Quantitative Disclosures about Market Risk        15

                            AMBI INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                December 31,           June 30,
                                                                    1999                 1999
                                                                    ----                 ----
                                                                 (unaudited)
ASSETS
Current assets:

      Cash and cash equivalents                                   $ 5,410              $ 4,458
      Accounts receivable (less allowance for doubtful
         accounts of $231 at December 31, 1999 and
         $242 at June 30, 1999)                                     5,894                3,980
      Other receivables                                               311                  473
      Inventories                                                   1,440                1,426
      Prepaid expenses and other current assets                       575                  685
                                                                  -------              -------

          Total current assets                                     13,630               11,022

Property and equipment, net                                           759                1,066
Patents and trademarks (net of accumulated
   amortization of $5,962 at December 31, 1999
   and $4,362 at June 30, 1999)                                    20,558               19,473
Goodwill (net of accumulated amortization of
   $316 at December 31, 1999 and $178 at
   June 30,  1999)                                                  2,638                2,583
Other assets                                                          444                  397
                                                                  -------              -------

TOTAL ASSETS                                                      $38,029              $34,541
                                                                  =======              =======



See accompanying notes.

                            AMBI INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                    December 31,            June 30,
                                                                                        1999                  1999
                                                                                        ----                  ----
                                                                                     (unaudited)
           LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

           Current liabilities:
                Current portion of long-term debt and lease obligations                 $1,500               $ 1,563

                Accounts payable and accrued expenses                                    4,340                 4,262

                Contingent payments                                                      2,505                 3,293

                Preferred dividends payable                                                 21                    25
                                                                                       -------                ------

                        Total current liabilities                                        8,366                 9,143

           Long term debt and lease obligation                                           2,625                 3,375

           Other long term obligations                                                     417                   432
                                                                                       -------                ------

           TOTAL LIABILITIES                                                            11,408                12,950
                                                                                       -------                ------

           COMMITMENTS AND CONTINGENT LIABILITIES

           REDEEMABLE PREFERRED STOCK

                Series E convertible preferred, 1,500 shares issued: 476 shares and 773 shares outstanding at December 31, 1999 and June 30,
                1999, respectively (aggregate liquidation value
                Series E $488)                                                             389                   634

                Series F convertible preferred, 575 shares issued: 343 shares outstanding at December 31, 1999, and June 30, 1999, respectively (aggregate liquidation value Series F $352)

                                                                                           287                   287

           STOCKHOLDERS' EQUITY

               Common stock, $0.005 par value, authorized 65,000,000 shares;
               30,540,415 shares and 30,152,306 shares issued and outstanding
               at December 31, 1999 and June 30, 1999, respectively                        152                   150

               Additional paid-in capital                                               60,642                60,045

               Accumulated deficit                                                    (34,849)              (39,525)
                                                                                      --------              --------

           TOTAL STOCKHOLDERS' EQUITY                                                 $ 25,945              $ 20,670
                                                                                      --------              --------

           TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
           EQUITY                                                                     $ 38,029              $ 34,541
                                                                                      ========              ========

           See accompanying notes.

                            AMBI INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                                  December 31,                      December 31,
                                                                1999             1998              1999           1998
                                                                -----            -----             -----          ----

Net sales                                                      $9,699           $5,964           $17,996        $11,779

License revenues                                                  126            1,000               253          1,000
                                                           -----------      -----------       -----------    -----------

REVENUES                                                        9,825            6,964            18,249         12,779

COST AND EXPENSES:
          Cost of sales                                         1,485              711             3,015          1,474

          Selling, general & admin. expenses                    3,795            2,723             7,090          5,254

          Research and development expenses                       600              421             1,049            906

          Depreciation and amortization                           987              571             1,916          1,129
                                                           -----------      -----------       -----------    -----------


OPERATING INCOME                                                2,958            2,538             5,179          4,016


Interest income                                                    41               66               109            101

Interest expense                                                  118               43               238            132

Other income, net                                                  52               --                52             79
                                                           -----------      -----------       -----------    -----------


INCOME BEFORE INCOME TAXES                                      2,933            2,561             5,102          4,064


Income taxes                                                      220              166               385            257
                                                           -----------      -----------       -----------    -----------

NET INCOME                                                     $2,713           $2,395            $4,717         $3,807
                                                           ===========      ===========       ===========    ===========

Basic Earnings per share                                        $0.09            $0.08             $0.15          $0.14
                                                           ===========      ===========       ===========    ===========

Weighted average number of common shares                       30,525           26,475            30,492         23,843
                                                           ===========      ===========       ===========    ===========

Diluted Earnings per share                                      $0.09            $0.08             $0.15          $0.14
                                                           ===========      ===========       ===========    ===========

Weighted average number of common
shares and equivalents                                         31,521           31,981            31,807         27,643
                                                           ===========      ===========       ===========    ===========

         See accompanying notes.

                            AMBI INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)


                                                                           Additional
                                                                            Paid-In       Accumulated
                                                  Common Stock              Capital         Deficit          Total
                                               shares          $              $                $               $
                                              ----------      ---           ------          -------         -------

Balance at June 30, l999                      30,152,306      150           60,045          (39,525)         20,670

Conversion of Series E preferred

  stock                                          243,546        1              249               --             250

Common stock issued on exercise
   of options and warrants                       144,563        1              285               --             286

Issuance of warrants                                  --       --               63               --              63

Preferred stock dividends declared                    --       --               --              (41)            (41)

Net income for the period                             --       --               --            4,717           4,717
                                              ----------      ---           ------          -------          ------

Balance at December 31, l999                  30,540,415      152           60,642          (34,849)         25,945
                                              ==========      ===           ======          =======          ======


See accompanying notes.

                            AMBI INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                       Six Months Ended
                                                                                                          December 31,
                                                                                                  1999                  1998
                                                                                                  ----                  ----

Cash flows from operating activities:

         Net income                                                                              $4,717                $3,807
         Adjustments to reconcile net income to net cash provided
         by operating activities:
                Depreciation and amortization                                                     1,916                 1,129
                Nutrition 21 consulting expense                                                     100                   106
                Loss on disposal of equipment                                                        11                   137
                Other non-cash items                                                                 --                    40
                Gain on sale of product line                                                       (39)                    --
                Changes in assets and liabilities
                         (Increase) in accounts receivable                                      (1,914)                 (370)
                         Decrease in other receivables                                              270                    --
                         (Increase) decrease in inventories                                       (187)                   130
                         (Increase) decrease in prepaid and other current assets                    110                 (142)
                         (Increase) in other assets                                               (147)                 (176)
                         Increase in accounts payable and accrued expenses                           63                    96
                                                                                           -------------         -------------

                                Net cash provided by operating activities                         4,900                 4,757
                                                                                           -------------         -------------


Cash flows from investing activities:

         Contingent payments for Nutrition 21 acquisition                                       (3,568)               (3,269)
         Purchases of property and equipment                                                       (79)                 (212)
         Proceeds from sale of equipment                                                             --                    75
         Proceeds from sale of product line                                                         404                    --
         Payments for patents and licensed technology                                             (221)                 (290)
                                                                                           -------------         -------------

                                Net cash (used in) investing activities                         (3,464)               (3,696)
                                                                                           -------------         -------------


Cash flows from financing activities:

         Proceeds from issuance of common stock and warrants                                        350                 4,000
         Capital lease obligation repayments                                                       (63)                  (57)
         Term loan repayments                                                                     (750)                 (467)
         Redemption of Series C Preferred Stock                                                      --               (1,027)
         Preferred dividends paid                                                                  (21)                   (9)
                                                                                           -------------         -------------

                                Net cash (used in)/ provided by financing activities              (484)                 2,440
                                                                                           -------------         -------------


Net increase in cash and cash equivalents                                                           952                 3,501
Cash and cash equivalents at beginning of period                                                  4,458                 2,109
                                                                                           -------------         -------------
Cash and cash equivalents at end of period                                                       $5,410                $5,610
                                                                                           =============         =============

       See accompanying notes.

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1   BASIS OF PRESENTATION
         ----------------------

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, l999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended June 30, l999.

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

         The following represents the pro forma consolidated results of operations as if the Company and the Lite Bites Business had been combined for the six months ended December 31, 1998. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective period. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates. The pro forma information for the six months ended December 31, 1998, is as follows (in thousands, except per share amounts):

                  Revenues                               $14,686
                  Net income                               3,768
                  Basic earnings per share                  0.13
                  Diluted earnings per share                0.13

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3   INVENTORIES
         -----------

         The components of inventories at December 31, l999 and June 30, 1999 were:

                                                  December 31,         June 30,
                                                      1999               1999
                                                      ----               ----

                  Raw materials                        $ 279             $ 373
                  Finished goods                       1,161             1,053
                                                      ------            ------
                  Total inventories                   $1,440            $1,426
                                                      ======            ======


         During the quarter ended December 31, l999, the Company did not deduct any amounts from the inventory valuation reserve.

Note 4   REDEEMABLE PREFERRED STOCK
         --------------------------

         During the six month period ended December 31, 1999, 297 shares of the Company's Series E Preferred and accrued dividends thereon were converted into 243,546 shares of Common Stock.

         During the six month period ended December 31, 1999, there were no conversions of the Company's Series F Preferred Stock.

Note 5   EARNINGS PER SHARE
         ------------------

         Basic and diluted earnings per share for the three and six month periods ended December 31, 1999 and 1998 are as follows:

                                                       Three months ended               Six months ended
                                                           December 31,                     December 31,
                                                        1999           1998                1999          1998
                                                        ----           ----                ----          ----
          Net income                              $    2,713     $    2,395          $    4,717    $    3,807
          Preferred stock dividends                      (20)          (298)                (41)         (376)
                                                  ----------     ----------          ----------    ----------
          Net income attributable to
          common stockholders                     $    2,693     $    2,097          $    4,676    $    3,431
                                                  ==========     ==========          ==========    ==========

          Basic earnings per share                $     0.09     $     0.08          $     0.15    $      0.14
                                                  ==========     ==========          ==========    ==========

          Weighted average number
               of common shares                   30,525,106     26,474,738          30,492,200    23,842,943
                                                  ==========     ==========          ==========    ==========
          Net income attributable to
          common shareholders                          2,693       $  2,097               4,676      $  3,431
          Interest on AZWELL loan, net                    --              8                  --            16
          Preferred stock dividends                       20            298                  41           376
                                                  ----------     ----------          ----------    ----------
          Net income available to
               common stockholders after
               giving effect to dilution          $    2,713     $    2,403          $    4,717    $    3,823
                                                  ==========     ==========          ==========    ==========

          Diluted earnings per share              $     0.09     $     0.08          $     0.15    $     0.14
                                                  ==========     ==========          ==========    ==========
          Weighted average number
               of common shares and
               equivalents                        31,520,754     31,980,985          31,806,619    27,642,848
                                                  ==========     ==========          ==========    ==========

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 6   SEGMENT REPORTING
         -----------------

         A summary of business data for the Company's reportable segments for the three and six month periods ended December 31, 1999 and 1998 is as follows:

         Information by business segment (in thousands):

                                                       Three months ended                    Six months ended
                                                           December 31,                         December 31,
                                                       1999           1998                  1999          1998
                                                       ----           ----                  ----          ----
             Revenues
             --------
             Nutritional products                    $9,600         $6,715               $17,803       $12,267
             Pharmaceutical products                    225            249                   446           512
                                                     ------         ------               -------       -------
                                                     $9,825         $6,964               $18,249       $12,779
                                                     ------         ------               -------       -------

             Operating Income
             ----------------
             Nutritional products                    $2,909         $2,506                $5,079        $3,942
             Pharmaceutical products                     49             32                   100            74
                                                     ------         ------               -------       -------
                                                     $2,958         $2,538                $5,179        $4,016
                                                     ======         ======               =======       =======




         The operations of the Company are principally in the United States.



Note 7   SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------


                                                                                   Six Months Ended
                                                                                     December 31,
                                                                                  1999          1998
                                                                                  ----          ----
             Supplemental disclosure of cash flow information:

                  Cash paid for interest                                          $187          $168
                  Cash paid for income taxes                                       372            50

             Supplemental schedule of non-cash activities:

                  Obligation for purchase of property & equipment                 $186          $220
                  Obligation for N21 contingent payment                         $2,276        $1,142
                  Obligation for Lite Bites contingent payment                    $504            --
                  Issuance of common stock for series E conversion                $249            --
                  Obligation related to Series C redemption                         --          $250

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

         General

         The Company's revenues have been primarily derived from the sale of nutrition ingredient products to manufacturers of vitamin and mineral supplements and, since the acquisition on January 21, l999, of all the assets and certain liabilities of Optimum Lifestyle, Inc. (the "Lite Bites Business"), sales of nutrition bars and other related dietary supplement products marketed under the trademark "Lite Bites". The Company also receives royalty income from users of its patented technology.

         Cost of goods sold includes both direct and indirect manufacturing costs. Research expenses include internal expenditures as well as expenses associated with third party collaborators. Selling, general and administrative expenses include salaries and overheads, third party fees and expenses, royalty expenses for licenses and trademarks, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and acquisition related goodwill and intangible assets, and amortizes them over periods of one to twenty years.

         Results of Operations

         Revenues
         --------

         Net sales for the three and six month periods ended December 31, 1999, of $9.7 million and $18.0 million respectively, increased $3.7 million and $6.2 million when compared to $6.0 million and $11.8 million respectively, for the same periods a year earlier. The increase in net sales is primarily due to improved ingredient sales combined with nutritional product sales resulting from the acquisition of the Lite Bites business on January 21, 1999.

         Other revenues of $0.1 million and $0.3 million for the three and six month periods ended December 31, 1999 respectively, are comprised of license and royalty revenues earned from the Whitehall-Robins Healthcare division of American Home Products Corporation in accordance with a License, Option and Marketing Agreement entered into on October 8, 1998.

         Cost of goods sold
         ------------------

         Cost of sales of $1.5 million and $ 3.0 million for the three month and six month periods ended December 31, 1999, respectively, increased $0.8 million and $1.5 million when compared to $0.7 million and $1.5 million respectively for the same periods a year earlier. The increase is directly attributable to increased ingredient and Lite Bites sales.

         Gross margin of 84.7% and 83.2% for the three and six month periods ended December 31, 1999, respectively, was 3.4% and 4.3% less than the comparable periods a year earlier. The higher proportion of lower margin Lite Bites nutritional products accounted for the reduction in both periods.

         Selling, general and administrative expenses (SG&A)
         ---------------------------------------------------

         SG&A expense for the three and six-month periods ended December 31, 1999, was $3.8 million and $7.1 million respectively, as compared to $2.7 million and $5.2 million respectively for the same periods a year earlier. The increase in both periods is due primarily to increased marketing initiatives related to ingredient products and the inclusion of marketing and selling costs associated with the acquisition of the Lite Bites Business.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Research and development expenses
         ---------------------------------

         Research costs of $0.6 million and $1.0 million for the three and six month periods ended December 31, 1999, respectively, increased $0.2 million and $0.1 million respectively when compared to $0.4 million and $0.9 million respectively for the same periods a year earlier. The increase is primarily attributable to ongoing product development, quality control and quality assurance development activities.

         Operating Income
         ----------------

         The Company's operating income of $3.0 million and $5.2 million for the three and six month periods ended December 31, 1999, respectively, was $0.5 million and $1.2 million greater than the operating income of $2.5 million and $4.0 million for the same periods a year earlier. Increased ingredient and Lite Bites sales were the primary reasons for the increase.

         Interest expense, net
         ---------------------

         Interest expense, net of interest income of $77 thousand and $129 thousand for the three and six month periods ended December 31, 1999, respectively, was $100 thousand and $98 thousand greater than the comparable periods a year earlier. The increases are primarily due to increased debt levels due to the acquisition of the Lite Bites Business, as well as higher interest rates.

         Other income, net
         -----------------

         Other income, net of $52 thousand for the three and six months ended December 31, 1999, included gains from the sale of the Company's Wipe Out Dairy Wipes product line, as well as payments received as a result of litigation. The cost of relocating Nutrition 21's business offices from California to New York partially offset these gains.

         Income taxes
         ------------

         Income taxes for the three and six month periods ended December 31, 1999, of $0.2 million and $0.4 million respectively, increased $54 thousand and $128 thousand, respectively, when compared to comparable periods a year earlier. The increase is primarily due to estimated federal alternative minimum tax and state income taxes resulting from the Company's increased profitability.

         Quarterly Variations
         --------------------

         On a quarter-to-quarter basis, the Company's sales and income may vary widely as a result of various factors. Such factors may include customers placing orders in anticipation of a price increase, customers adjusting finished goods inventory and planned variations in marketing, promotion and product development expenses. As a result, the Company may report sales increases or declines and/or income gains or losses for a particular quarter that may not reflect end customer usage of the Company's products.

         Business Segments
         -----------------

         The Company operates in two business segments - Nutritional Products and Pharmaceutical Products.

         Nutritional Products
         --------------------

         Nutritional product revenues for the three and six month periods ended December 31, 1999, were $9.6 million and $17.8 million respectively, an increase of $2.9 million and $5.6 million compared to $6.7 million and $12.2 million for the same periods a year earlier. The increase in revenues is due to increased ingredient and Lite Bites sales.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Nutritional Products operating income for the three and six months ended December 31, 1999, was $2.9 million and $5.1 million respectively, an increase of $0.4 million and $1.2 million when compared to $2.5 million and $3.9 million for the three and six months periods a year earlier. Increased ingredient and Lite Bites sales were the primary reasons for the increase.

         Pharmaceutical Products
         -----------------------

         Pharmaceutical products revenues were $0.2 million and $0.4 million for the three and six month periods ended December 31 1999, respectively, which is a slight decline compared to the comparable periods a year earlier. The decline is attributable to reduced sales of nisin-based animal health products.

         Pharmaceutical products operating income of $49 thousand and $0.1 million for the three and six months ended December 31, 1999, respectively, was slightly better than the comparable periods a year earlier.

         Liquidity and Capital Resources

         Cash and cash equivalents at December 31, 1999, were $5.4 million as compared to $4.5 million at June 30, 1999. At December 31, 1999, the Company had a working capital surplus of $5.3 million compared to a $1.9 million surplus at June 30, 1999.

         During the six month period ended December 31, l999, cash provided by operations was $4.9 million, compared to $4.8 million for the six-month period ended December 31, 1998. The increase is due primarily to greater profitability offset by an increase in trade receivables.

         Cash used in investing activities for the six months ended December 31, 1999, was $3.5 million compared to $3.7 million for the comparable period a year ago. The improvement was due primarily from proceeds of $0.4 million received from the sale of the Wipe Out Dairy Wipes business, as well as a reduction in capital equipment purchases of $0.1 million. Offsetting these improvements was an increase of $0.3 million in contingent payments made to the previous owners of Nutrition 21.

         Cash used in financing activities for the six months ended December 31, 1999, was $0.5 million compared to cash provided by financing activities of $2.4 million for the comparable period a year ago. During the six months ended December 31, 1998, the Company received $4.0 million in accordance with a Stock Purchase Agreement with American Home Products Corporation in exchange for 3,478,261 shares of newly issued common stock. Also, during the six month ended December 31, 1998, the Company redeemed its outstanding Series C Preferred Stock and issued 1,500 shares of Series E Preferred Stock, resulting in a use of funds of $1.0 million.

         The Company's primary sources of financing are cash generated from continuing operations and a revolving line of credit with Citizens Bank of Massachusetts (successor in interest to loans originally issued to the Company by State Street Bank and Trust Company). The availability under the revolving line of credit is based on the Company's accounts receivable and inventory. At December 31, l999, the Company had no borrowings under this line.

         On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21. The Purchase Agreement provides for annual contingent payments of $2.5 million for each of the next four years, subject to adjustment for the achievement of net sales levels of certain products, and royalties of 2.5% to 5.0% on net sales of products recommended for certain patented uses.

         On January 21, 1999, the Company acquired substantially all of the assets and assumed certain of the liabilities of Optimum Lifestyles, Inc. ("OLI"). The Purchase Agreement provides for contingent payments as follows: payment of up to $1.0 million cash and/or AMBI Common Stock, at the option of the previous owners of OLI, on each of the first three anniversaries of the acquisition; payment of $1.5 million, subject to adjustment for the achievement of net sales levels, payable on each of the first two anniversaries in newly issued AMBI preferred stock; and a single payment of $1.0 million in cash, subject to achieving certain sales levels in new markets, prior to the fifth anniversary of the acquisition.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         The Company believes that cash generated from operations and cash available under the line of credit will provide sufficient liquidity to fund operations for the next twelve months. The Company continues to eliminate expenditures that are not critical to the process of generating sales.

         Future acquisition activities and any increases in marketing, selling and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on reasonable terms.

         Year 2000 Readiness Disclosure

         The Company completed the implementation of Year 2000 readiness of its critical operational and administrative software in August 1999.

         As of January 31, 2000, the Company has experienced no disruption due to the Year 2000 issue.

         Recently Issued Accounting Standards
         ------------------------------------

         In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualified for hedge accounting.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The company in the ordinary course of its business has brought several patent infringement actions against companies that are selling chromium picolinate in violation of the Company's patent rights. As of this date, several of these actions have been settled in favor of the Company, various actions are ongoing, and the Company intends to vigorously protect its proprietary rights.

Item 2 - Changes in Securities and Use of Proceeds

         In October 1999, the Company issued a warrant to Core Communications Group, Inc. for up to 10,000 shares of the Company's Common Stock in connection with the providing of investor relations services to the Company. The above issuance was made pursuant to Section 4 (2) of the Securities Act of 1933.

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of stockholders was held on November 19, 1999. The following actions were taken at the meeting:

              Election of Directors                Votes For       Votes Against

              P. George Benson, PhD                24,579,156        188,175
              Audrey T. Cross, PhD                 24,579,656        187,675
              Sander A. Flaum                      24,579,156        188,175
              Robert E. Flynn                      24,579,716        187,615
              Marvin Moser, MD                     24,579,216        188,115
              Fredric D. Price                     24,578,716        188,615
              Robert E. Pollack, PhD               24,579,216        188,115

         Appointment of KPMG LLP as auditors for the fiscal year ending June 30, 2000, was ratified by a vote of 24,645,841 For; 65,880 Against; and 55,610 Abstentions.

Item 5 - Other Information

         Effective February 1, 2000, Mr. John H. Gutfreund, former chairman and chief executive officer of Salomon, Inc., was elected to the board of directors. Mr. Gutfreund replaces Sander A. Flaum who resigned from the board for personal reasons.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27 - Financial Data Schedule

         (b) Reports

             There were no reports on Form 8-K filed by the Company during this fiscal quarter.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to changes in foreign exchange rates or equity prices. The Company's existing term loan with Citizens Bank of Massachusetts bears interest at a rate equal to the prime lending rate plus one percent. As a result, the Company does have exposure to changes in interest rates. For example, if interest rates increase by one percentage point from current levels, the Company would incur incremental interest expense of $37 thousand through the scheduled maturity of the term loan on February 1, 2002.

                             AMBI INC.& SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                   AMBI INC.
                                                                   ---------
                                                                  Registrant



Date:  February 10, 2000         By:  /S/ Fredric D. Price
                                      --------------------
                                      Fredric D. Price
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                      /S/ Gerald A. Shapiro
                                      ---------------------
                                      Gerald A. Shapiro
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)