Form 10-Q
period 2000-03-31
AMBI INC
filed 2000-05-12
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                                      10-Q


For Quarter Ended:                                                March 31, 2000


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

                YES     X                          NO _______
                      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.005               31,298,760 shares as of May 11, 2000
-----------------------------               ------------------------------------

                            AMBI INC. & SUBSIDIARIES

                                      INDEX


PART I        FINANCIAL INFORMATION                                         PAGE
------        ---------------------                                         ----

Item 1        Financial Statements

              Consolidated Balance Sheets
                       at March 31, 2000
                       and June 30, 1999                                      3

              Consolidated Statements of Operations
                       for the three and nine-month periods
                       ended March 31, 2000 and 1999                          5

              Consolidated Statement of Stockholders' Equity
                       for the nine-month period ended
                       March 31, 2000                                         6

              Consolidated Statements of Cash Flows
                       for the nine-month periods ended
                       March 31, 2000 and 1999                                7

              Notes to Unaudited Consolidated Financial
                       Statements                                             8

Item 2        Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                            11



PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                              15

Item 2        Changes in Securities and Use of Proceeds                      15

Item 6        Exhibits and Reports on Form 8-K                               15

Item 7a       Quantitative and Qualitative Disclosures About Market Risk     15

                            AMBI INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   March 31,                  June 30,
                                                                                     2000                      1999
                                                                                     ----                      ----
                                                                                  (unaudited)
    ASSETS

    Current assets:

         Cash and cash equivalents                                                   $7,010                  $4,458

         Accounts Receivable (less allowance for doubtful
            accounts of $141 at March 31, 2000, and $242 at
            June 30, 1999).                                                           4,911                   3,980

         Other receivables                                                              383                     473

         Inventories                                                                  1,716                   1,426

         Prepaid and other current assets                                               585                     685
                                                                                        ---                     ---

    Total current assets                                                             14,605                  11,022


    Property and equipment, net                                                         794                   1,066

    Patents and trademarks (net of accumulated amortization of
       $6,877 at March 31, 2000 and $4,362 at June 30, 1999).                        21,368                  19,473

    Goodwill (net of accumulated amortization of $359 at
       March 31, 2000, and $178 at June 30, 1999).                                    2,668                   2,583

    Other assets                                                                        109                     397
                                                                                      -----                   -----

    TOTAL ASSETS                                                                   $ 39,544                $ 34,541
                                                                                   ========                ========


See accompanying notes to unaudited consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      March 31,             June 30,
                                                                                        2000                  1999
                                                                                        ----                  ----
                                                                                     (unaudited)

           LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

           Current liabilities:

                Current portion of long-term debt and lease obligations                 $1,500               $ 1,563

                Accounts payable and accrued expenses                                    3,837                 4,262

                Contingent payments                                                      2,588                 3,293

                Preferred dividends payable                                                 28                    25
                                                                                            --                    --

                        Total current liabilities                                        7,953                 9,143

           Long-term debt and lease obligation                                           1,500                 3,375

           Other long-term obligations                                                     438                   432
                                                                                           ---                   ---

           TOTAL LIABILITIES                                                             9,891                12,950
                                                                                         -----                ------

           COMMITMENTS AND CONTINGENT LIABILITIES

           REDEEMABLE PREFERRED STOCK

                  Preferred stock, $0.01 par value, authorized 5,000 shares;

                   Series E convertible preferred, 1,500 shares issued, 476
                   shares and 773 shares outstanding at March 31, 2000, and
                   June 30, 1999, respectively (aggregate liquidation value
                   $488).                                                                  389                   634

                   Series F convertible preferred, 575 shares issued, 343
                   shares outstanding at March 31, 2000, and June 30, 1999,
                   respectively (aggregate liquidation value $352).                        287                   287

           STOCKHOLDERS' EQUITY
                   Series G convertible preferred, 828 shares issued, 663
                   shares outstanding at March 31, 2000, (aggregate
                   liquidation value $669).                                                489                   - -

                   Common stock, $0.005 par value, authorized 65,000,000 shares,
                   31,298,760 shares and 30,152,306 shares issued and
                   outstanding at March 31, 2000 and June 30, l999,
                   respectively.                                                           156                   150

               Additional paid-in capital                                               61,631                60,045

               Accumulated deficit                                                     (33,299)              (39,525)
                                                                                      --------              --------

           TOTAL STOCKHOLDERS' EQUITY                                                   28,977                20,670
                                                                                        ------                ------

           TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
           EQUITY                                                                      $39,544                $34,541




See accompanying notes to unaudited consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                           Three Months Ended  Nine Months Ended
                                                March 31,           March 31,
                                             2000      1999      2000      1999
                                             -----     -----     -----     ----

Net sales                                  $ 7,646   $ 7,146   $25,642   $18,925

Other revenues                                 125       237       378     1,237
                                           -------   -------   -------   -------

REVENUES                                     7,771     7,383    26,020    20,162


COST AND EXPENSES:

      Cost of sales                          1,371     1,413     4,386     2,866

      Selling, general & admin. expenses     3,126     3,527    10,215     8,802

      Research and development expenses        525       372     1,575     1,278

      Depreciation and amortization          1,028       734     2,944     1,863
                                           -------   -------   -------   -------


OPERATING INCOME                             1,721     1,337     6,900     5,353

Interest expense, net                           21        39       150        70

Other income, net                                6        --        58        79
                                           -------   -------   -------   -------


INCOME BEFORE INCOME TAXES                   1,706     1,298     6,808     5,362

Income taxes                                   128        86       513       343
                                           -------   -------   -------   -------

NET INCOME                                 $ 1,578   $ 1,212   $ 6,295   $ 5,019
                                           =======   =======   =======   =======

Basic earnings per share                   $  0.05   $  0.04   $  0.20   $  0.18
                                           =======   =======   =======   =======

Weighted average number of common shares    30,664    28,588    30,548    25,402
                                           =======   =======   =======   =======

Diluted earnings per share                 $  0.05   $  0.04   $  0.20   $  0.17
                                           =======   =======   =======   =======

Weighted average number of common
shares and equivalents                      33,238    30,055    32,285    26,654
                                           =======   =======   =======   =======


See accompanying notes to unaudited consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                               Additional
                                               Preferred Stock                                 Paid-In       Accumulated
                                                   Series G              Common Stock          Capital         Deficit      Total
                                              Shares         $         shares         $           $               $           $
                                              ------         --         ------        -         -------       -----------    ------

Balance at June 30, 1999                      - -        - -      30,152,306      150         60,045         (39,525)      20,670

Conversion of Series E preferred stock        - -        - -         243,546        1            249              - -         250

Common stock issued on exercise of options
   and warrants                               - -        - -         676,841        3            606              - -         609

Common stock issued for Optimum
   Lifestyle, Inc. contingent payment         - -        - -         200,000        1            503              - -         504

Preferred stock issued for Optimum
   Lifestyle, Inc. contingent payment         828        610             - -      - -            - -              - -         610

Conversion of Series G preferred stock       165)      (121)          26,067        1            120              - -         - -

Issuance of warrants                          - -        - -             - -      - -            108              - -         108

Preferred stock dividends declared            - -        - -             - -      - -            - -             (69)        (69)

Net income for the period                     - -        - -             - -      - -            - -            6,295       6,295
                                             ----        ---             ---      ---            ---            -----       -----

Balance at March 31, 2000                     663        489      31,298,760      156         61,631         (33,299)      28,977
                                              ===        ===      ==========      ===         ======         ========      ======




See accompanying notes to unaudited consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                          2000          1999
                                                                                          -----         ----
Cash flows from operating activities:
         Net income                                                                     $  6,295    $  5,019
         Adjustments to reconcile net income to net cash provided
         by operating activities:
                Depreciation and amortization                                              2,944       1,863
                Nutrition 21 consulting expense                                              149         158
                Loss on disposal of equipment                                                 11         137
                Other non-cash items                                                          45
                Gain on sale of product line                                                 (19)         --
                Changes in assets and liabilities
                         (Increase) in accounts receivable                                  (931)     (1,296)
                         Decrease/(Increase) in other receivables                            135        (237)
                         (Increase) in inventories                                          (463)       (198)
                         Decrease/(Increase) in prepaid and other current assets             100         (72)
                         Decrease/(Increase) in other assets                                 139        (144)
                         (Decrease)/Increase in accounts payable and accrued expenses       (440)        641
                         (Decrease) in preferred stock dividend                              - -         (41)
                                                                                        --------    --------
                                Net cash provided by operating activities                  7,965       5,830
                                                                                        --------    --------

Cash flows from investing activities:
         Contingent payments for acquisitions                                             (4,006)     (3,269)
         Purchases of property and equipment                                                (187)       (430)
         Proceeds from sale of equipment                                                      --          75
         Proceeds from sale of product line                                                  467          --
         Payments for patents and licensed technology                                       (381)       (436)
         Payments for Lite Bites Business                                                 (6,088)
                                                                                        --------    --------
                                Net cash (used in) investing activities                   (4,107)    (10,148)



Cash flows from financing activities:
         Term loan borrowings                                                                - -       5,500
         Proceeds from issuance of common stock and warrants                                 673       4,000
         Capital lease obligation repayments                                                 (63)        (98)
         Term loan repayments                                                             (1,875)     (2,662)
         Redemption of Series C Preferred Stock                                              - -      (1,027)
         Redemption of Series F Preferred Stock                                              - -        (175)
         AZWELL, Inc. note repayment                                                         - -      (1,000)
         Preferred dividends paid                                                            (41)         (9)
                                                                                        --------    --------

                                Net cash (used in)/ provided by financing activities      (1,306)      4,529
                                                                                        --------    --------

Net increase in cash and cash equivalents                                                  2,552         211
Cash and cash equivalents at beginning of period                                           4,458       2,109
                                                                                        --------    --------
Cash and cash equivalents at end of period                                              $  7,010    $  2,320
                                                                                        ========    ========




See accompanying notes to unaudited consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1   BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended June 30, l999.

         Certain reclassifications have been made to the prior period's financial statement amounts to conform to the current period presentation.

Note 2   INVENTORIES

         The components of inventories at March 31, 2000, and June 30, 1999, were:

                                                  March 31,          June 30,
                                                    2000               1999
                                                    ----               ----

                     Raw materials                   $ 267             $ 373
                     Finished goods                  1,449             1,053
                                                     -----             -----
                     Total inventories              $1,716            $1,426
                                                    ======            ======


Note 3   REDEEMABLE PREFERRED STOCK

         During the nine-month period ended March 31, 2000, 297 shares of the Company's Series E Preferred and accrued dividends thereon were converted into 243,546 shares of Common Stock.

Note 4   STOCKHOLDERS' EQUITY

         On January 22, 2000, the Company issued 828 shares of new Series G Preferred Stock ("G Preferred") with a par value of $0.01 per share, in accordance with its Agreement of Purchase and Sale of Assets dated January 19, 1999, with the owners of Optimum Lifestyle, Inc. The G Preferred is convertible in blocks of not less than 250 shares at any time at the average closing prices of the Common Stock during the ten
         (10) trading days immediately preceding conversion. The G Preferred bears dividends at a rate of $50 per share, payable in quarterly installments. On the third anniversary of the date of issuance, the G Preferred is automatically converted into shares of Common Stock.

         During the three-month period ended March 31, 2000, 165 shares of G Preferred were converted into 26,067 shares of Common Stock.

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5   EARNINGS PER SHARE

         Basic and diluted earnings per share for the three and nine-month periods ended March 31, 2000 and 1999 are as follows (in thousands, except share and per share data):


                                                        Three months ended                Nine months ended
                                                            March 31,                         March 31,
                                                        2000         1999               2000            1999
                                                        ----         ----               ----            ----
Net income                                          $      1,578    $      1,212    $      6,295    $      5,019
Preferred stock dividends                                    (28)           (198)            (69)           (571)
                                                    ------------    ------------    ------------    ------------
Net income attributable to common
Stockholders                                        $      1,550    $      1,014    $      6,226    $      4,448
                                                    ============    ============    ============    ============

Basic earnings per share                            $       0.05    $       0.04    $       0.20    $       0.18
                                                    ============    ============    ============    ============

Weighted average number of common shares              30,663,712      28,588,111      30,548,055      25,401,575
                                                    ============    ============    ============    ============
Net income attributable to common
shareholders                                        $      1,550    $      1,014    $      6,226    $      4,448
Interest on AZWELL loan, net                                  --              --              --              33
Preferred stock dividends                                     28              44              69              53
                                                    ------------    ------------    ------------    ------------
Net income available to common
shareholders after giving effect to
dilution                                            $      1,578    $      1,058    $      6,295    $      4,534
                                                    ============    ============    ============    ============

Diluted earnings per share                          $       0.05    $       0.04    $       0.20    $       0.17
                                                    ============    ============    ============    ============

Weighted average number of common shares:             30,663,712      28,588,111      30,548,055      25,401,575

Plus incremental shares from assumed conversions:
   Preferred stock:                                      905,406       1,439,040         740,532       1,216,435
   Stock option plans:                                 1,668,873          27,715         996,631          36,448
                                                    ------------    ------------    ------------    ------------
Weighted average number of common shares
and equivalents                                       33,237,996      30,054,866      32,285,218      26,654,458
                                                    ============    ============    ============    ============

         The Shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

         Preferred stock                                    - -          282,316             - -       2,072,823
         Convertible debt                                   - -          141,543             - -             - -



                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6   SEGMENT REPORTING

         A summary of business data for the Company's reportable segments for the three and nine-month periods ended March 31, 2000 and 1999 is as follows:

         Information by business segment (in thousands):

                                                   Three months ended                Nine months ended
                                                       March 31,                         March 31,
                                                   2000          1999                2000         1999
                                                   ----          ----                ----         ----
             Revenues
             Nutritional products                 $7,709        $7,168             $25,513      $19,435
             Pharmaceutical products                  62           215                 507          727
                                                  ------        ------             -------      -------
                                                  $7,771        $7,383             $26,020      $20,162
                                                  ======        ======             =======      =======
             Operating Income
             Nutritional products                 $1,677        $1,387              $6,756       $5,329
             Pharmaceutical products                  44          (50)                 144           24
                                                  ------        ------             -------      -------
                                                  $1,721        $1,337              $6,900       $5,353
                                                  ======        ======             =======      =======



         The operations of the Company are principally in the United States.


Note 7   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             Nine months ended
                                                                                 March 31,
                                                                               2000         1999
                                                                               ----         ----

             Supplemental disclosure of cash flow information:
                  Cash paid for interest                                       $376         $247
                  Cash paid for income taxes                                    372           50

             Supplemental schedule of non-cash activities:
                  Obligation for purchase of property & equipment              $188         $220
                  Obligation for N21 contingent payment                      $2,424       $1,998
                  Obligation for Lite Bites contingent payment                 $164         $167
                  Issuance of common stock for Series E conversion             $250          - -
                  Obligation related to Series C redemption                     - -         $250
                  Conversion of long-term debt to common stock                  - -       $1,000
                  Issuance of common stock for Series C redemption              - -         $345
                  Issuance of common stock for Series D redemption              - -         $105
                  Issuance of common stock for Series G redemption             $121          - -
                  Issuance of Series G preferred for Optimum
                  Lifestyle, Inc. contingent payment                           $610          - -


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

         General

         The Company's revenues have been primarily derived from the sale of nutrition ingredient products to manufacturers of vitamin and mineral supplements and, since the acquisition on January 21, l999, of all the assets and certain liabilities of Optimum Lifestyle, Inc. (the "Lite Bites Business"), sales of nutrition bars and other related dietary supplement products. The Company also receives royalty income from users of its patented technology.

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

         Results of Operations

         Revenues

         Net sales for the quarter ended March 31, 2000, increased $0.5 million or 7.0% to $7.6 million, compared to net sales of $7.1 million for the quarter ended March 31, 1999. Net sales for the nine months ended March 31, 2000, increased $6.7 million or 35.5% to $25.6 million, compared to net sales of $18.9 million for the nine months ended March 31, 1999.

         The increase in net sales in both periods is due primarily to nutritional product sales resulting from the acquisition of the Lite Bites business on January 21, 1999, combined with improved ingredient sales.

         Other revenues for the three and nine-month period ended March 31, 2000, declined $0.1 million and $0.9 million to $0.1 million and $0.4 million respectively, compared to other revenues of $0.2 million and $1.2 million for the comparable periods a year earlier. The decline is due to a one-time $1.0 million payment on October 8, 1998, by the Whitehall-Robins Healthcare division of American Home Products Corporation in accordance with a License, Options and Marketing Agreement entered into on October 8, 1998.

         Costs of sales

         Cost of sales for the three months ended March 31, 2000 and March 31, 1999, was $1.4 million in each period. Cost of sales increased $1.5 million, or 53.0%, to $4.4 million for the nine months ended March 31, 2000, from $2.9 million for the comparable period a year earlier. The increase in cost of sales reflects the mix of higher cost Lite Bites nutritional products sold with lower cost ingredient products. Cost of sales as a percentage of net sales decreased from 19.8% in the three months ended March 31, 1999, to 17.9% in the three months ended March 31, 2000. The decrease is due primarily to the mix of products sold with a greater proportion of higher margin ingredients products sold compared to lower margin nutritional products sold.

         Selling, general and administrative expenses (SG&A)

         SG&A decreased $0.4 million or 11.4% from $3.5 million for the three months ended March 31, 1999, to $3.1 million for the three months ended March 31, 2000. This decrease resulted from reductions in professional fees and promotional expenses.

         SG&A increased $1.4 million or 16.1% from $8.8 million for the nine months ended March 31, 1999, to $10.2 million for the nine months ended March 31, 2000. Increases in marketing initiatives related to ingredient products and the inclusion of marketing and selling costs associated with acquisition of the Lite Bites business were the primary reasons for the increase.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Research and development expenses (R&D)

         R&D increased $0.1 million from $0.4 million for the three months ended March 31, 1999, to $0.5 million for the three months ended March 31, 2000. When compared to the same period a year earlier, R&D increased $0.3 million to $1.6 million for the nine-month period ended March 31, 2000. The increase in both periods is attributable to ongoing product development, quality control and quality assurance development activities.

         Operating Income

         Operating income increased $0.4 million from $1.3 million for the three months ended March 31, 1999, to $1.7 million for the three months ended March 31, 2000. An increase in gross profit on product sales of $0.5 million was partially offset by an increase in operating expenses of $0.1 million.

         Operating income increased $1.5 million from $5.4 million for the nine months ended March 31, 1999, to $6.9 million for the nine months ended March 31, 2000. An increase in gross profit on product sales of $5.2 million was partially offset by a decline in other revenues of $0.9 million, as explained above, as well as an increase in operating expenses of $2.8 million.

         Interest expense, net

         Interest expense, net decreased $18 thousand for the three months ended March 31, 2000, when compared to Interest expense, net of $39 thousand for the three months ended March 31, 1999. The decrease was primarily the result of an increase in interest-bearing deposits.

         Interest expense, net increased $80 thousand for the nine-month period ended March 31, 2000, to $0.2 million, when compared to Interest expense, net of $70 thousand for the nine months ended March 31, 1999. The increase is primarily due to increased debt levels due to the acquisition of the Lite Bites Business, as well as higher interest rates.

         Income taxes

         Income taxes increased $42 thousand for the three months ended March 31, 2000, from $86 thousand for the three months ended March 31, 1999, to $128 thousand for the three months ended March 31, 2000. Income taxes increased $0.2 million from $0.3 million for the nine months ended March 31, 1999, to $0.5 million for the nine months ended March 31, 2000. The increase is primarily due to estimated federal alternative minimum tax and state income taxes resulting from the Company's increased profitability.

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

         Business Segments

         The Company operates in two business segments - Nutritional Products and Pharmaceutical Products.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Nutritional Products

         Nutritional product revenues for the three and nine-month periods ended March 31, 2000, were $7.7 million and $25.5 million respectively, an increase of $0.5 million and $6.1 million compared to $7.2 million and $19.4 million respectively, for the comparable periods a year earlier. The increase in revenues is due to increased ingredient sales, as well as nutritional product sales from its Lite Bites business, which was acquired on January 21, 1999.

         Nutritional Products operating income for the three and nine months ended March 31, 2000, was $1.7 million and $6.8 million respectively, an increase of $0.3 million and $1.5 million when compared to $1.4 million and $5.3 million for the three and nine-month periods a year earlier. Improved ingredient product and Lite Bites product sales was the primary reason for the increase.

         Pharmaceutical Products

         Pharmaceutical products revenues which were $62 thousand and $0.5 million for the three and nine-month periods ended March 31, 2000, respectively, declined $0.2 million when compared to the same periods a year earlier. The decline is attributable to reduced sales of nisin-based animal health products, as a result of the sale to Immucell Corporation of substantially all of the assets associated with this product line.

         Pharmaceutical products operating income of $44 thousand and $0.1 million for the three and nine months ended March 31, 2000, respectively, improved when compared to the same periods a year earlier.

         Liquidity and Capital Resources

         Cash and cash equivalents at March 31, 2000, were $7.0 million as compared to $4.5 million at June 30, 1999. At March 31, 2000, the Company had a working capital surplus of $6.7 million compared to a $1.9 million surplus at June 30, 1999.

         During the nine-month period ended March 31, 2000, cash provided by operations was $8.0 million, compared to $5.8 million for the nine-month period ended March 31, 1999. The increase is due primarily to greater profitability and improvement in working capital management.

         Cash used in investing activities for the nine months ended March 31, 2000, was $4.1 million compared to $10.1 million for the comparable period a year ago. The improvement was due primarily to proceeds of $0.5 million received from the sale of the Wipe Out Dairy Wipes product line, and non-recurrence of payments for the purchase of the Lite Bites business. Offsetting these improvements was an increase of $0.7 million in contingent payments made to the previous owners of the business acquired.

         Cash used in financing activities for the nine months ended March 31, 2000, was $1.4 million compared to cash provided by financing activities of $4.5 million for the comparable period a year ago. During the nine months ended March 31, 1999, the Company received $4.0 million in accordance with a Stock Purchase Agreement with American Home Products Corporation in exchange for 3,478,261 shares of newly issued common stock, which did not recur in the nine-month period ended March 31, 2000. Also, during the nine months ended March 31, 1999, the Company redeemed its outstanding Series C Preferred Stock and issued 1,500 shares of Series E Preferred Stock, resulting in a use of funds of $1.0 million; repaid AZWELL, Inc $1.0 million in partial settlement of its loan, and amended and restated its revolving credit and term loan with State Street Bank & Trust Company, resulting in net cash provided to the Company of $2.8 million. There were no such transactions during the nine-month period ended March 31, 2000.

         The Company's primary sources of financing are cash generated from continuing operations and a revolving line of credit with Citizens Bank of Massachusetts (successor in interest to loans originally issued to the Company by State Street Bank and Trust Company). The availability under the revolving line of credit is based on the Company's accounts receivable and inventory. At March 31, 2000, the Company had no borrowings under this line.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21. The Purchase Agreement provides for annual contingent payments of $2.5 million for each of the four years following the acquisition, subject to adjustment for the achievement of net sales levels of certain products, and royalties of 2.5% to 5.0% on net sales of products recommended for certain patented uses.

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

         As of March 31, 2000, the Company has experienced no disruption due to the Year 2000 issue.

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

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         The company in the ordinary course of its business has brought patent infringement actions against companies that are selling chromium picolinate in violation of the Company's patent rights. As of this date, several of these actions have been settled in favor of the Company, various actions are ongoing, and the Company intends to vigorously protect its proprietary rights.

Item 2 - Changes in Securities and Use of Proceeds

         In January 2000, the Company issued a warrant to Cameron Associates, Inc. for up to 60,000 shares of the Company's Common Stock in connection with providing of consulting services to the Company. The above issuance was made pursuant to Section 4 (2) of the Securities Act of 1933.


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits
         Exhibit 27 - Financial Data Schedule

         (b)      Reports
         There were no reports on Form 8-K filed by the Company during this fiscal quarter.

Item 7a - Quantitative and Qualitative Disclosures About Market Risk

           Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to changes in foreign exchange rates or equity prices. The Company's existing term loan with Citizens Bank of Massachusetts bears interest at a rate equal to the prime lending rate plus one percent. As a result, the Company does have exposure to changes in interest rates. For example, if interest rates increase by one percentage point from current levels, the Company would incur incremental interest expense of $27 thousand through the scheduled maturity of the term loan on February 1, 2002.

                             AMBI INC.& SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                       AMBI INC.
                                                                      ----------
                                                                      Registrant


Date:  May 12, 2000             By:  /S/ Fredric D. Price
                                     --------------------
                                     Fredric D. Price
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                     /S/ Gerald A. Shapiro
                                     ---------------------
                                     Gerald A. Shapiro
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)