Form 10-K405
period 2000-06-30
AMBI INC
filed 2000-09-22
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 2000               Commission File Number 0-14983

                                    AMBI INC.
             (Exact Name of Registrant as Specified in its Charter)

                New York                                   11-2653613
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer
Number)                                          Identification or organization)

         4 Manhattanville Road
         Purchase, New York                                 10577-2197
----------------------------------------         -------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including Area Code:           (914) 701-4500
                                                   -----------------------------

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

         Yes     X                No
             ---------               -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $42,219,212 as of September 19, 2000.

The number of shares outstanding of Registrant's Common Stock as of September 19, 2000: 31,581,427.

                             FORM 10-K REPORT INDEX


10-K Part
and Item No.                                                            Page No.
--------------------------------------------------------------------------------

PART I

Item 1        Business                                                         3
Item 2        Properties                                                      12
Item 3        Legal Proceedings                                               12
Item 4        Submission of Matters to a Vote of Security Holders             12


PART II

Item 5        Market Price of Registrant's Common Equity and
              Related Stockholder Matters                                     13
Item 6        Selected Financial Data                                         14
Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             15
Item 7a       Quantitative and Qualitative Disclosures About Market Risk      23
Item 8        Financial Statements and Supplementary Data                     23
Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             24


PART III

Item 10       Directors and Executive Officers of the Registrant              25
Item 11       Executive Compensation                                          30
Item 12       Security Ownership of Certain Beneficial Owners
              and Management                                                  36
Item 13       Certain Relationships and Related Transactions                  37


PART IV

Item 14       Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                             38

                                     PART I

Item 1. BUSINESS

The Company

         AMBI Inc. (the "Company") is a New York corporation that was incorporated on June 29, 1983 and currently concentrates its business primarily on research, development, manufacturing, and sales of proprietary nutrition products. The Company supports the value of its Nutrition Products with "pharmaceutical-type" clinical trials and patent filings. The Company's Nutrition Products are developed for consumers concerned primarily about cardiovascular health, weight control and blood glucose control.

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

         On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership. Nutrition 21 is engaged in the business of developing, producing, and marketing proprietary nutrition products and dietary supplements. The products acquired from Nutrition 21 constituted a large majority of the Company's revenues during the fiscal year ended June 30, 2000.

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

         On August 13, 1999, the Company entered into a Strategic Alliance Agreement with QVC that provides for the continuation of the Lite Bites Business, and for the introduction of additional branded nutrition products for marketing through QVC.

         On December 30, 1999, the Company sold its Wipe Out(R) Dairy Wipes business to ImmuCell Corporation ("ImmuCell"). The Dairy Wipes consist of a moistened towel using a nisin-based antibacterial formulation that is for use in preparing dairy cows for milking. On April 12, 2000, the Company exclusively licensed to ImmuCell worldwide rights to develop and market new antibacterial drugs for animals using AMBI's nisin and lysostaphin technologies.

         On August 2, 2000, the Company exclusively licensed to Biosynexus Inc. ("Biosynexus") rights to nisin and lysostaphin antibacterial technologies for development and marketing of new drugs for human uses. The Company received a payment of $1.4 million, and the license provides for milestone payments of up to $14 million, and royalties. The Company also received Warrants to acquire Biosynexus stock.

         NutritionU.com, Inc.

         On April 3, 2000, the Company launched NutritionU.com, Inc. ("NutritionU"), an Internet company --- NutritionU.com --- an online nutrition education network that will offer patients and consumers unique interactive courses designed to increase their knowledge of nutrition in order to improve or maintain their health. The online nutrition courses offered by NutritionU are being developed in consultation with Columbia University's Institute of Human Nutrition. Columbia University's Institute of Human Nutrition will provide its expertise in nutrition education to the development of the online course contents. Courses will be designed to make practical and understandable nutrition information accessible to a broad audience, including but not limited to clients of registered dietitians and other healthcare professionals. Arthur Andersen is providing web site, content and product development services.

Nutrition Products

         Nutrition Products may take the form of either foods or beverages and can include vitamins, minerals, enteral and parenteral supplements, other dietary supplements, healthy foods, functional foods, special dietary foods, and medical foods, and are sometimes referred to colloquially as "nutraceuticals".

         The Company develops Nutrition Products that are regulated by the 1994 Dietary Supplement Health and Education Act (DSHEA) and the Orphan Drug Act, and markets its products to consumers, physicians, pharmacists, dietitians, other health care professionals, and other companies, and supports the use of these products with data from clinical studies and patents. In addition, the Company conducts clinical studies to further strengthen the medical and scientific rationale for these products.

         Nutrition products with proprietary features are developed and marketed for sale in three distribution channels:

         As finished products in retail stores under the CardiaNutrition(TM) brand, through a partnership with the Whitehall-Robins Healthcare Division of American Home Products, and as "house brands" and other private label arrangements;

         As finished products in direct response television under the Lite Bites(R) family of brands on the QVC television network and under the CardiaNutrition(TM) label and, in the future, in other direct response outlets (such as catalogs, direct mail, multi-level marketing, and the internet, etc.); and

         As ingredients to customers such as Leiner Health Products, TwinLabs, Weider, Rexall Sundown, General Nutrition Centers, and other large food and dietary supplement marketers.

         Ingredient Products

         The Company develops, manufactures, and markets essential trace elements used as ingredients in nutritional supplements. Currently, the Company's primary product is chromium picolinate. A composition of matter patent for chromium picolinate exclusively licensed to Nutrition 21 by the United States Department of Agriculture ("USDA"), expired August 8, 2000. However, the Company owns eleven patents which cover certain chromium compositions and their uses, including three patents that expire in 2009, for the basic nutritional uses of chromium picolinate in the management of cholesterol, for glucose control, and for increasing lean body mass and reducing body fat. The chromium patents owned by the Company also include composition of matter patents for novel chromium picolinate complexes, which the company calls "Chromax(R) Plus", that also covers the uses of chromium picolinate complexes in the management of cholesterol, glucose control, and increasing lean body mass and reducing body fat. The improved chromium picolinate complexes contain combinations of chromium, picolinic acid, and various nutrients for enhancing the benefits of chromium picolinate. New Chromax Plus complexes should provide added benefits to people concerned about the management of cholesterol, glucose control, and increasing lean body mass and reducing body fat. Chromax Plus complexes will have patent protection into the year 2018. See "Proprietary Rights."

         AMBI and Nutrition 21 have sponsored more than 15 well-controlled clinical trials with Chromax chromium picolinate for people concerned about maintaining healthy blood glucose levels, increasing lean body mass and reducing body fat, and promoting healthy cholesterol levels. In 1999, scientists presented research at a symposium during the 59th annual scientific sessions of the American Diabetes Association (ADA) that supports the emerging role for the dietary supplement Chromax(R) chromium picolinate in the management of diabetes.

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

         The ability of chromium picolinate to lower fasting insulin levels in patients already receiving diabetic medications is clinically important because an elevated insulin level in the blood is an established risk factor for cardiovascular disease. These findings suggest the use of chromium picolinate as a nutritional adjunct in the dietary management of diabetes.

         Additional research conducted in 1999 by William T. Cefalu, MD, Associate Professor of Medicine in the Endocrinology, Diabetes and Metabolism Unit at the University of Vermont College of Medicine described an improvement in insulin sensitivity in obese people with pre-diabetic symptoms who received Chromax(R) chromium picolinate.

         Furthermore, Alexander Ravina, MD, of the Diabetes Department at the Linn Clinic in Haifa, Israel, published results of a clinical trial in Diabetic Medicine that showed that chromium picolinate reduced or eliminated the symptoms in 41 out of 44 patients with steroid-induced diabetes after standard drug therapy failed. In Dr. Ravina's study, the 41 patients who had developed diabetes as a result of undergoing steroid treatment and who benefited from Chromax(R) chromium picolinate were able to reduce or eliminate their diabetic medication, such as insulin. Patients were given Chromax(R) supplements starting at daily doses of 600 micrograms of chromium and gradually decreasing to 200-400 micrograms daily within one week.

         Chromium picolinate is marketed by the Company under its registered trademark Chromax(R). In addition, the Company also markets zinc picolinate and selenium formulations. The Company has funded and continues to fund research studies investigating the uses of chromium picolinate and other micro-nutrients or minerals as dietary supplements with preventative and therapeutic benefits to humans. In 1996, chromium picolinate was approved by the U.S. Food and Drug Administration ("FDA") for use as a supplement in animal feed for swine. In addition to sales for human consumption, the Company sells chromium picolinate for use in certain animal feed applications.

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

         The Company is developing new micro-nutrients such as calcium taurate, magnesium taurate and others for which the Company has patent protection, and may commercialize these or other products.

         Finished Products in Retail Stores

         In October 1995, the Company acquired an exclusive license from a division of Orion Corporation ("Orion"), of Finland, to sell Orion's patented salt in the United States. The Company began selling Cardia(R) Salt in April 1996. This product has reduced sodium compared to regular salt and contains potassium and magnesium, essential minerals that have been shown to promote healthy blood pressure. High blood pressure, or hypertension, affects approximately 50 million Americans. The Company has conducted trials on Cardia Salt. For example, two separate studies released in April and May 1997, respectively, compared the use of Cardia Salt and regular salt in hypertensive patients and found reduced blood pressure in the patients who used Cardia Salt. On September 17, 1998, the Company licensed Cardia Salt to AHP for sale in U.S. retail markets. See "The Company."

         In fiscal 2001, the Company is planning on introducing to the retail trade a new product line of dietary supplements called "No Yo(TM)", designed to address `yo yo dieting,' or `weight cycling' --- the unhealthy phenomenon of losing then regaining weight.

         Finished Products in Direct Response Outlets

         In January 1999, the Company acquired the Lite Bites Business. Lite Bites products are sold by the Company to QVC who offers them for sale to consumers in the US primarily via QVC's direct response television programs. The Lite Bites products constitute part of a fat fighting system that has been demonstrated to promote weight loss when used as part of a program including diet modification and exercise. The Company is working with QVC to expand the Lite Bites product offerings and to broaden geographic penetration in certain QVC international markets. In September, 1999, the Company and QVC introduced the Lite Bites products under the trademark "Brite Bites" in the United Kingdom through QVC-UK. The Company is planning on introducing during the first quarter of fiscal 2001, Cardia Nutrition(TM) (CN) kits composed of multiple nutrition products combined into convenient daily packs so that it is easier to maintain a proper nutritional program everyday. In connection with the QVC alliance, AMBI issued to QVC 420,000 performance-based warrants to purchase the Company's Common Stock. During the year ended June 30, 2000, QVC, Inc. accounted for approximately 19% of revenues.

         The Company is evaluating other proprietary Nutrition Products in the areas of cardiovascular disease, diabetes, infectious disease, and gastrointestinal disorders.

Pharmaceutical Products and Partners

         The Company has infectious disease drug technology for diseases in humans, centered around the compound nisin, a member of the lanthocin class of peptides, as a potential treatment for infections of the colon, and lysostaphin, an enzyme, as a potential treatment for endocarditis, and lysostaphin and antibiotic compositions to treat infections while suppressing the formation of staphylococcal and antibiotic resistance. The Company determined that it did not have the resources necessary to take these pharmaceutical products for the treatment of infectious diseases from the development stage through regulatory filings and ultimately to the marketplace, should a product be proven to be safe and efficacious. In March 1996, the Company entered into an exclusive Agreement with AZWELL, Inc. (formerly Nippon Shoji Kaisha, Ltd. of Osaka, Japan), under which AZWELL received exclusive rights to develop and market certain nisin-based drug products as a treatment of infection of the colon and nosocomial infections in Japan, certain Asian countries, Australia and New Zealand.

         In August 2000, the Company exclusively licensed to Biosynexus Inc. ("Biosynexus") the Company's remaining rights to nisin and lysostaphin antibacterial technologies for development and marketing of new drugs for human uses. The Company received a payment of $1.4 million, and the license provides for milestone payments of up to $14 million, and royalties. The Company also received Warrants to acquire common stock of Biosynexus, currently a privately held company.

         The Company also has infectious disease technology centered about nisin and lysostaphin for the treatment of diseases in animals, including a moistened towel using a nisin-based formulation for mastitis prevention that is used for preparing dairy cows for milking. The Company launched the product under its trademark Wipe Out(TM) Dairy Wipes in April 1996. On December 30, 1999, the Company sold its Wipe Out(TM) Dairy Wipes business to ImmuCell Corporation ("ImmuCell"). On April 12, 2000, the Company exclusively licensed to ImmuCell worldwide rights to develop and market new antibacterial drugs for animals using AMBI's nisin and lysostaphin technologies.

         The Company is developing mineral-based products with proprietary features as prescription drugs for patients with diabetes, hypokalemia, and hypertension. During the past year, the Company made progress in the development of mineral-based prescription drug candidates, including Chromax Plus chromium picolinate for steroid-induced diabetes, and a potassium product for hypokalemia, a condition frequently associated with side effects of anti-hypertensive diuretic medications. Also during the year, clinical results of the use of Chromax chromium picolinate in patients with steroid-induced diabetes were published, positive results were achieved from a safety trial in a well-established animal model with our new potassium prescription product, and the Company received a patent on the use of calcium taurate in the treatment of hypertension.

Internet Nutrition Education

         NutritionU.com, Inc.

         On April 3, 2000, the Company launched NutritionU.com, Inc. ("NutritionU"), an Internet company - NutritionU.com --- an online nutrition education network that will offer patients and consumers unique interactive courses designed to increase their knowledge of nutrition in order to improve or maintain their health. The online nutrition courses offered by NutritionU are being developed in consultation with Columbia University's Institute of Human Nutrition.

         NutritionU is different than the proliferation of Internet Web sites that have a significant amount of medical or nutrition data available. NutritionU has content that is focused and organized to readily meet the needs of its target audience. It is now understood that patients and consumers who use Web sites that address health generally, have a great deal of difficulty extracting information from the data made available and turning that data into knowledge of use to the patient or consumer. NutritionU plans to make this knowledge desired by a patient or consumer available in a well organized, easy-to-use, exciting, low-cost format so that beneficial action can be taken by the patients or consumer.

         The plan is to start by offering clients of registered dietitians and other healthcare professionals the opportunity to learn more about their disease, condition or concern. There are more than 70,000 registered dietitians, diabetes educators, and other healthcare professionals in the U.S. These highly-trained, certified healthcare professionals see more than two million patients and clients annually, many of whom are referred by physicians after diagnosing diseases and conditions such as type 1 and type 2 diabetes, high blood pressure, high cholesterol, obesity, and digestive and eating disorders. It is well established that proper adherence to diet and lifestyle modifications can be instrumental in assisting in disease management and the prevention of worsening health conditions.

         The business model is based on the generation of revenues from patients and consumers who today spend more than a billion dollars on nutrition books, video tapes, audio cassettes, and diet plans recommended by healthcare professionals. NutritionU will offer patients and consumers low-cost, easy-to-learn, exciting alternatives to these conventional products and programs. And, in addition, it will offer patients and consumers the opportunity to earn a certificate in nutrition education that reflects their up-to-date nutrition knowledge. NutritionU also anticipates that it will generate revenues from other sources including partnerships and cross-promotional activities with other healthcare providers.

         Columbia University's Institute of Human Nutrition will provide its expertise in nutrition education to the development of the online course contents. Courses are being designed to make practical and understandable nutrition information accessible to a broad audience, including but not limited to clients of registered dietitians and other healthcare professionals.

         Registered dietitians and diabetes educators are constantly in search of new information and services that they can provide to their clients to better assure compliance with their recommendations, so as to lead to better health outcomes. Courses that address unmet knowledge needs for important conditions that the client can pursue on his or her own should result in more effective treatment and follow-up visits.

         Courses will be offered initially in a test mode and the company expects to be fully operational in 2001. Visitors to NutritionU's Website --- NutritionU.com --- can get information on the business and can leave their name and email address so that they can be contacted when the company is fully operational.

         AMBI has provided funding for NutritionU.com and the Company has indicated that it will continue to finance operations of this business unit but may seek additional financing from third party investors and/or companies that can assist NutritionU in the marketing and distribution of its courses. NutritionU will operate as a separate entity with its own board of directors and management team.


Governmental Regulation

         Dietary Supplements and Pharmaceuticals

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

         Products that are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans or animals are subject to extensive governmental regulation. All such products must undergo extensive characterization, and are subject to regulation for quality assurance, toxicology and safety. Products containing such agents must undergo thorough preclinical and clinical evaluations of performance as to safety and efficacy under approved protocols. To take a pharmaceutical product from the discovery stage through research and preclinical development to the point where the Company and/or its partners can make the necessary filings (to the FDA and governmental agencies outside the U.S.) to conduct human clinical trials may take several years. Regulatory requirements for human clinical trials are substantial, depend upon a variety of factors, vary by country, and will further add to the time necessary to determine whether a product candidate can be approved for human use. The Company does not have any pharmaceutical products that have completed this process. There can be no assurance that if the Company has proposed drug products, that they will prove to be safe and effective under these regulatory procedures. See also "Pharmaceutical Products."

Research and Development

         The Company conducts preclinical, formulation, and clinical trials on its nutrition products and product candidates, and development activities for its nutrition education initiative. These efforts are conducted with industrial and academic co-workers in various countries. During the fiscal years ended June 30, 2000, 1999 and 1998, approximately $2.6 million, $1.8 million, and $2.7 million were spent on research and development by the Company.

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

         Nutrition Patents

         The Company owns 21 patents on Nutrition Products. Eleven patents cover certain chromium compositions and their uses, including three patents that expire in 2009, for the basic nutritional uses of chromium picolinate in the management of cholesterol, glucose control, and increasing lean body mass and reducing body fat. The chromium patents owned by the Company also include composition of matter patents for novel chromium picolinate complexes, which the company calls "Chromax(R) Plus", that also covers the use of the chromium picolinate complex in the management of cholesterol, glucose control, and increasing lean body mass and reducing body fat. The improved chromium picolinate complexes contain combinations of chromium, picolinic acid, and various nutrients for enhancing the benefits of chromium picolinate. New Chromax Plus complexes should provide added benefits to people concerned about the management of cholesterol, glucose control, and increasing lean body mass and reducing body fat. Chromax Plus complexes will have patent protection into the year 2018. The Company owns other patents relating to, among other things, chromium/biotin treatments for reducing hyperglycemia and stabilizing levels of serum glucose, magnesium taurate treatments of cardiac conditions, and arginine-silicate-inositol complexes for preventing or inhibiting atherosclerosis which expire during the period from 2015 through 2018. The Company also has other patent applications, including patent applications on other enhanced chromium picolinate compositions and their uses. The Company maintains non-disclosure safeguards, including confidentiality agreements, with employees, certain consultants, and Science Advisory Board members. There can be no assurance, however, that others may not independently develop similar technology or that secrecy will not be breached despite any agreements that exist.

         Pharmaceutical Patents

         The Company owns more than 200 patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction; expression and production of recombinant lysostaphin; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; and the use of bacteriocin compositions in gastrointestinal healthcare. These patents are licensed to AZWELL, Biosynexus, and ImmuCell.

         The Company maintains trade secret protection for bacterial strains, technical know-how, and other information it considers proprietary and beneficial for the manufacture, use, regulatory approval, and marketing of the Company's products.

Manufacturing

         The Company's products are manufactured for the Company by contractors who manufacture to the Company's specifications and some of whom use the Company's manufacturing technology. The Company believes that it has adequate inventory of products to accommodate a suspension in the manufacture of any of its products. There are numerous sources of supply for all of the raw materials used in the manufacture of the Company's products.

Employees

         As of June 30, 2000, the Company had 42 full-time employees, of whom 5 were executive employees, 15 were administrative, 12 were engaged in marketing and sales, and 10 were involved in research, process and product development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.



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



Item 3. LEGAL PROCEEDINGS

         The Company in the ordinary course of its business has brought many patent infringement actions against companies that are selling chromium picolinate in violation of the Company's patent rights. As of this date, these actions are ongoing, and the Company intends to vigorously protect its proprietary rights. Various actions have been terminated on terms that the Company believes will protect its rights.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders during the fiscal quarter ended June 30, 2000.

                                     PART II

Item 5. MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "AMBI" .

         The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

         The following table sets forth the high and low sales prices as reported by the Nasdaq National Market for the Common Stock.

                                                  Common Stock
                                                  ------------
 Fiscal Quarter Ended                       High               Low
--------------------------------------------------------------------------------

September 30, 1998                          $1.50             $0.625

December 31, 1998                           $2.00             $0.625

March 31, 1999                              $1.688            $1.063

June 30, 1999                               $2.969            $1.063

September 30, 1999                          $3.875            $1.938

December 31, 1999                           $3.00             $1.906

March 31, 2000                              $8.00             $2.25

June 30, 2000                               $5.50             $2.703

Item 6. SELECTED FINANCIAL DATA

         The following tables summarize selected consolidated financial data that are qualified by the more detailed financial statements included herein. Figures are stated in thousands of dollars, except per share amounts.



Selected Statement of                                Year Ended June 30,
------------------------------------------------------------------------------------------------------------
Operations Data:                                 2000      1999(4)       1998(2)      1997(1)         1996
------------------------------------------------------------------------------------------------------------
Total Revenues                                $32,814      $28,301       $20,758      $11,280      $16,022
Gross Profit                                   27,034       23,519        17,802        6,282        9,669
Operating Income/(Loss)                         7,041        6,469         1,467     (16,635)      (4,621)
Income/(Loss) Before Taxes (3)                  7,004        6,347         1,168      (6,661)      (4,434)
Income Taxes                                      523          482           116          152          285
Net Income/(Loss)                               6,490        5,865         1,052      (6,813)      (4,719)
Diluted Earnings /(Loss) per Share               0.20         0.19        (0.04)       (0.38)       (0.34)

                                                                     At June 30,
------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data:                     2000        1999        1998            1997         1996
------------------------------------------------------------------------------------------------------------

Working Capital                                $6,486       $1,879      $(2,269)       $7,055      $14,812
Total Assets                                   41,085       34,541        20,735       12,754       23,367
Total Liabilities                              10,430       12,950        10,437        5,144        6,221
Long Term Obligations                           1,278        3,807         1,543        2,184        4,408
Redeemable Preferred Stock                        676          921            --           --           --
Stockholders' Equity                           29,979       20,670        10,298        7,610       15,646

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

Overview

         The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

                                                          Fiscal Year
                                                      Percent of Revenues
                                                      -------------------

                                                2000           1999       1998
                                                ----           ----       ----
Revenues                                        100.0%        100.0%     100.0%

Gross profit*                                    82.1          82.2       85.3
Selling, general and administrative expense      40.6          44.0       58.3
Research & development expense                    8.0           6.3       12.8
Operating income                                 21.5          22.9        7.1
Net income                                       19.8          20.7        5.1

*Based upon percent of net sales

Results of Operations

1. Year ended June 30, 2000 vs. Year ended June 30, 1999

Revenues

         Net sales for fiscal 2000 increased $5.4 million, or 19.8% to $32.3 million, compared to net sales of $26.9 million for fiscal 1999. The improvement in net sales is due to increased nutritional product sales of $2.9 million resulting from the January 1999 acquisition of the Lite Bite Business as well as a $2.5 million increase in ingredient sales.

         Other revenues for fiscal 2000 declined $0.8 million to $0.5 million, as compared to other revenues of $1.4 million for fiscal 1999. Fiscal 1999 included a $1.0 million non-refundable payment for the rights granted to the Whitehall-Robins Healthcare division of American Home Products Corporation (AHP) in accordance with the License, Option and Marketing Agreement entered into on October 8, 1998.

Cost of Sales

         Cost of sales for fiscal 2000 increased $1.0 million or 20.3% to $5.8 million compared to $4.8 million for fiscal 1999. The increase in cost of sales reflects the higher costs associated with the Company's Lite Bites nutritional products.

Gross Profit

         Gross profit for fiscal 2000 increased $3.5 million or 14.9% to $27.0 million compared to $23.5 million for fiscal 1999. The increase in gross profit is due to the full year's benefit of the Lite Bites Nutritional Products combined with the gross profit from the increased ingredient sales. Partially offsetting the improvement was a decline in other revenues of $0.8 million, as noted above.

Selling, General and Administrative

         Selling, general and administrative expense increased $0.9 million or 7.4% to $13.3 million in fiscal 2000 compared to $12.5 million in fiscal 1999. The increase is due primarily to marketing initiatives related to ingredient products as well as increased marketing and selling costs associated with the nutritional products business.

Research and Development

         Research and development expense increased $0.8 million or 46.1% to $2.6 million in fiscal 2000, compared to $1.8 million in fiscal 1999. The increase is due primarily to $0.5 million of costs associated with NutritionU.com, our online nutrition education subsidiary, combined with increased spending of $0.3 million for ongoing product development, quality control and quality assurance development activities.

Operating Income

         Operating income increased $0.5 million or 7.8% to $7.0 million in fiscal 2000 compared to $6.5 million in fiscal 1999. The increased sales of ingredient and nutritional products, partially offset by increases in selling, general and administrative expense and amortization costs associated with the Lite Bite Business acquisition, were the primary reasons for the increase.

Interest Expense Net and Minority Interest

         Interest expense, net decreased $95 thousand or 45.5% to $113 thousand for fiscal 2000 compared to $208 thousand in fiscal 1999, due primarily to reduced debt levels and additional interest income earned on funds invested in interest-bearing deposits. Minority interest, net of tax of $9 thousand in fiscal 2000, is related to minority shareholder interest in NutritionU.com, our online nutrition education subsidiary.

Income Taxes

         Income taxes increased $41 thousand to $0.5 million in fiscal 2000 when compared to fiscal 1999. The increase is primarily due to estimated state income taxes resulting from the company's increased profitability. The Company has substantially utilized it's federal tax loss carryforwards, and it is expected that its effective tax rate will increase significantly from 7.5% in fiscal 2000 to a statutory federal tax rate of 34% in addition to state income taxes, thereby reducing net income and earnings per share in future periods as well as affecting comparisons with prior periods.

2. Year ended June 30, 1999 vs. Year ended June 30, 1998

Revenues

         Net sales for fiscal 1999 were $26.9 million, an increase of 34.0% compared to $20.1 million in fiscal 1998. The increase in net sales is due primarily to increased ingredient sales of $4.0 million from the acquisition of Nutrition 21, and an increase of $3.1 million of product sales from the acquisition of the Lite Bites Business, partially offset by a decline in sales from pharmaceutical products of $0.3 million.

         Other revenues for fiscal 1999 were $1.4 million, an increase of 105.6% compared to $0.7 million in fiscal 1998. The increase is comprised primarily of a non-refundable payment by AHP for the rights granted to AHP in accordance with the License, Option and Marketing Agreement entered into in September 1998, partially offset by a decrease of $0.6 million in revenue from pharmaceutical partners.

Gross Profit

         Gross profit of $23.5 million increased $5.7 million or 32.1% in fiscal 1999 compared to $17.8 million in fiscal 1998 which includes $1.4 million of license fees and royalties with no associated costs. Gross profit margins on net sales declined to 82.2% in fiscal 1999 compared to 85.3% in fiscal 1998, reflecting lower gross margins on Lite Bites nutritional products, partially offset by higher gross margin ingredient product sales.

Selling, General and Administrative

         Selling, general and administrative expense increased $0.4 million, an increase of 2.9% in fiscal 1999 when compared to fiscal 1998. The increase is due to greater spending for administrative expense and Lite Bites marketing expense, partially offset by reduced promotional expenses for ingredient products.

Research and Development

         Research and development expense declined $0.9 million, or 32.8% in fiscal 1999 compared to fiscal 1998. The decrease is attributable to the Company's decision to reduce research activities related to its infectious disease drug candidates

Operating Income

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

Business Segments

         The Company operates in two business segments - Nutritional Products and Pharmaceutical Products.

Nutritional Products

1. Fiscal 2000 vs. Fiscal 1999

         Nutritional Product revenues increased $4.8 million, or 17.8% to $32.2 million compared to $27.4 million in fiscal 1999. The increase in revenues is due to increased nutritional product sales of $2.9 million resulting from the January 1999 acquisition of the Lite Bites Business; as well as a $2.3 million increase in ingredient product sales, partially offset by reduced revenues of $0.4 million due to the sale of the Company's Wipe Out Dairy Wipes business in December 1999.

         Nutritional Products operating income was $7.3 million in fiscal 2000, an increase of $0.6 million or 8.7% compared to $6.7 million in fiscal 1999. The increase is primarily due to the full year's benefit resulting from the acquisition of the Lite Bites Business, as well as increased sales of ingredient products. Partially offsetting these increases were higher selling, general and administrative expense as well as increased amortization costs resulting from the acquisition of the Lite Bites Business.

2. Fiscal 1999 vs. Fiscal 1998

         Nutritional Products revenues were $27.4 million in fiscal 1999, an increase of 44.4% compared to $19.0 million in fiscal 1998. The increase in revenues is due to increased ingredient sales of $4.0 million from the August 1997 acquisition of Nutrition 21, combined with product sales of $3.1 million from the January 1999 acquisition of the Lite Bites Business, and other revenue primarily attributable to fees and royalties from AHP.

         Nutritional Products operating income was $6.7 million in fiscal 1999, an increase of 212.2% compared to $2.1 million in fiscal 1998. The increase is primarily due to the acquisition of the Lite Bites Business, increased sales of ingredients, and other revenue primarily attributable to fees and royalties from AHP. Partially offsetting these increases were higher selling, general and administrative expense, as well as increased amortization costs resulting from the acquisition of the Lite Bites Business.


Pharmaceutical Products

1. Fiscal 2000 vs. Fiscal 1999

         Pharmaceutical Products revenues were $0.6 million in fiscal 2000, a decrease of $0.4 million compared to $0.9 million in fiscal 1999. The decrease in revenues is due to reduced sales of nisin-based animal health products resulting from the sale of the nisin-based animal health product line in December, 1999.

         Pharmaceutical Products operating loss was $0.3 million in fiscal 2000, an increase of $0.1 million compared to an operating loss of $0.2 million in fiscal 1999. The increase is primarily due to patent maintenance costs associated with the Company's pharmaceutical products.

2. Fiscal 1999 vs. Fiscal 1998

         Pharmaceutical Products revenues were $0.9 million in fiscal 1999, a decrease of 49.1% compared to $1.8 million in fiscal 1998. The decrease in revenues is due to non-recurrence of $0.6 million of revenues from pharmaceutical partners received during fiscal 1999 and from reduced sales of nisin-based animal health products.

         Pharmaceutical Products operating loss was $0.2 million in fiscal 1999, a reduction of $0.5 million compared to an operating loss of $0.7 million in fiscal 1998. The reduction in operating loss is primarily due to a reduction in research and development expenses associated with the Company's pharmaceutical products, partially offset by the decrease in revenues.

Liquidity and Capital Resources

         Cash and cash equivalents at June 30, 2000 increased $4.0 million or 90.4% to $8.5 million compared to $4.5 million at June 30, 1999. As of June 30, 2000, the Company had a working capital surplus of $6.5 million, compared to a working capital surplus of $1.9 million as of June 30, 1999.

         Net cash provided by operations for the fiscal year 2000 was $9.4 million compared to $8.8 million for fiscal year 1999. The increase is due primarily to cash generated from increased profitability, partially offset by a decrease in accounts payable and accrued expenses.

         Net cash used in investing activities for fiscal 2000 was $4.2 million compared to $10.3 million for fiscal 1999. The improvement is due primarily to cash proceeds of $0.4 million from the sale of the Wipe Out(TM) Dairy Wipes product line in fiscal year 2000; non-recurrence of payments for the purchase of the Lite Bites business partially offset by increased contingent payments to the former owners of Nutrition 21 and the Lite Bites Business.

         Net cash used in financing activities in fiscal 2000 was $1.1 million compared to cash provided by financing in fiscal 1999 of $3.9 million.

         On January 21, 1999, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement, that was further amended effective as of June 30, 2000 ("the Loan Agreement") with Citizens Bank of Massachusetts ("Citizens") (successor in interest to loans originally issued to the Company by State Bank and Trust Company, "SSBT") which Loan Agreement amended and restated a prior agreement with SSBT. The Loan Agreement is for a $5.5 million term loan and a $4.0 million revolving credit facility for the purposes of acquiring the Lite Bites Business and for general corporate purposes. Loans from Citizens bear interest at the prime rate plus 1% and are due February 1, 2002. The Company is making monthly payments of principal and interest on the loan. The Company had no outstanding balance on the revolving credit facility as of June 30, 2000. As of June 30, 2000, the Company had an outstanding term loan balance of $2.6 million with Citizens.

         On September 17, 1998, the Company entered into a strategic alliance with American Home Products Corporation ("AHP"). Under a License, Option and Marketing Agreement, AHP's Whitehall-Robins Healthcare Division was granted for $1.0 million, an exclusive license to sell the Company's Cardia(R) Salt in retail markets in the United States. Under a separate Stock Purchase Agreement, AHP, on October 8, 1998 paid $1.15 per share or a total of $4.0 million for 3,478,261 shares of newly issued Common Stock. The Company retained the exclusive rights to market its products in both direct response and ingredient channels.

         In accordance with the Purchase Agreement for the acquisition of Nutrition 21, the Company recorded on its balance sheet at June 30, 2000, a current liability of $3.1 million for the contingent payment due in September 2000 to the former owners of Nutrition 21 as provided for in the purchase agreement. On September 30, 1999, the Company paid the former owners of Nutrition 21 approximately $3.5 million, representing the full amount of the contingent payment due for the 12-month period September 1998 through August 1999. The Company utilized cash generated from operations to satisfy the contingent payment.

         In accordance with the Agreement of Purchase and Sale of Assets of OLI entered into on January 19, 1999, the Company recorded on its balance sheet at June 30, 2000, a current liability of $0.4 million for a contingent payment due in January 2001 to the former owners of OLI. On February 18, 2000, in satisfaction of a contingent payment requirement, the Company paid the former owners of OLI $0.4 million in cash, and issued to them 200,000 shares of its Common Stock and 828 shares of its Series G Preferred Stock. The Company used cash generated from operations to satisfy the cash portion of the contingent payments.

         In March 1996, the Company entered into an agreement with AZWELL, Inc. (formerly Nippon Shoji Kaisha), under which AZWELL agreed to provide research funding and equity and debt financing in return for exclusive rights to certain nisin based drug products in Japan and certain other Asian countries. In conjunction with that Agreement, AZWELL invested $2.0 million in the Company's Common Stock and loaned the Company another $2.0 million which could be repaid, at the Company's option, with the Company's Common Stock upon meeting certain milestones. The Company advised AZWELL that one milestone, FDA acceptance of its Investigational New Drug application for diseases of the colon, was met. On March 18, 1999, the Company exercised its right and settled $1.0 million of the loan with its Common Stock and repaid $1.0 million in cash.

         On December 10, 1998, the Company issued 1,500 shares of new Series E Preferred Stock ("E Preferred") with a par value of $0.01 per share. The E Preferred, which is convertible into common stock of the Company at a fixed price of $1.25 per share, was exchanged for $1.5 million face amount of the Company's outstanding Series C Preferred Stock ("C Preferred"), $1.0 million in cash, and the issuance of 324,689 shares of the Company's Common Stock. The E Preferred also provides for payment on the second anniversary of issuance of an additional fee dependent upon the value of the Company's equity securities on that date and the Company has recorded a current liability of $0.3 million, the minimum amount due. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $242 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding C Preferred. The E Preferred is subject to conversion at any time at the option of the holders, and is subject to mandatory conversion after three years.

         On January 27, 1999, the Company issued 575 shares of new Series F Preferred Stock ("F Preferred") with a par value of $0.01 per share. On that date, the Company's then outstanding 5,570 shares of D Preferred Stock ("D Preferred") and accrued dividends thereon of $59 thousand were exchanged for $575 thousand face amount of F Preferred; 78,166 shares of the Company's common stock and the resetting of the exercise price of the Warrants of the Company, per share. The fixed conversion rate is subject to adjustments in certain circumstances. The F Preferred bears dividends at a rate of 10% per annum payable in cash, or at the option of the Company, in shares of Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $81 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding D Preferred. The F Preferred is subject to conversion at any time at the option of the holders, and is subject to mandatory conversion after three years.

         The Company's primary sources of financing are cash generated from continuing operations and the Citizens revolving line of credit. The availability under the Citizens revolving line of credit is based on the company's accounts receivable and inventory. At June 30, 2000, the Company had no borrowings under this line.

         The Company believes that cash generated from operations and cash available under the line of credit will provide sufficient liquidity to fund operations, debt service and other scheduled contingent payments for the next twelve months.

         Future acquisition activities and any increases in marketing and research and development expenses over the present levels may require additional funds. Also, the Company is obligated to repay the borrowings to Citizens no later than February 2002. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on reasonable terms.



Factors that may affect future results

         A composition of matter patent for chromium picolinate, exclusively licensed to a subsidiary of the Company, expired on August 8, 2000. Although the Company owns other patents on chromium picolinate, including patents on the basic nutritional uses of chromium picolinate, the Company has lowered its prices for chromium picolinate. As announced on July 27, 2000, the Company has entered into agreements with 11 of its major nutrition ingredient customers in which those customers have committed to purchase all of their chromium picolinate requirements from the Company in return for price reductions of up to 50 percent. Although the Company expects to retain a substantial portion of its unit volume of chromium picolinate, the price reductions will serve to materially reduce sales from its nutritional products segment going forward.

         The Company's continued funding of NutritionU.com, its Internet-based nutrition education subsidiary, toward a planned launch in early calendar 2001, is expected to result in increased operating expenditures in fiscal 2001.

         In addition, since the Company has substantially utilized it's federal tax loss carryforwards, it is expected that its effective tax rate will increase significantly from 7.5% in fiscal 2000 to a statutory federal tax rate of 34% in addition to state income taxes, thereby reducing net income and earnings per share in future periods as well as affecting comparisons with prior periods.



Year 2000 Readiness Disclosure


         The Company completed the implementation of Year 2000 readiness of its critical operational and administrative software during the month of August 1999. As of June 30, 2000, the Company has not experienced any disruptions due to Year 2000 issues.



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

         The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" on December 3, 1999, SAB No. 101A on March 24, 2000 and SAB No. 101B on June 26, 2000. SAB No. 101 sets forth the views of the Staff of the SEC on revenue recognition issues, including conceptual issues as well as certain industry specific guidance.

         We are required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, no later than the fourth quarter of the fiscal year 2001. The effect of the change, if any, would be recognized as a cumulative effect of a change in accounting principle as of July 1, 2000. Prior year financial statements will not be restated.

         The Company has not yet made an evaluation of the impact of adopting these statements on the Company's financial position or operating results.


Item 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices. The Company's existing term loan with Citizens Bank of Massachusetts (successor in interest to State Street Bank and Trust Company) bears interest at a rate equal to the prime lending rate plus one percent. As a result, the Company does have exposure to changes in interest rates. For example, if interest rates increase by one percentage point from current levels, the Company would incur incremental interest expense of $21 thousand through the scheduled maturity of the term loan on February 1, 2002.




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

                                    PART III


Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company are as follows:

                                  Year Joined
       Name and Age               Company           Position
--------------------------------------------------------------------------------
Fredric D. Price (54)             1994              President, Chief
                                                    Executive Officer,
                                                    and Director

Robert E. Flynn (67)              1996              Chairman of the Board

P. George Benson, PhD (54)        1998              Director

Audrey T. Cross, PhD (55)         1995              Director

John H. Gutfreund (70)            2000              Director

Jonathan de la Harpe, PhD (55)    1989              Senior Vice President,
                                                    Commercial Operations

Alan J. Kirschbaum (55)           1999              Controller

Marvin Moser, MD (76)             1997              Director

Robert E. Pollack, PhD (60)       1995              Director

Gerald A. Shapiro (53)            1998              Vice President, Finance and
                                                    Administration and Chief
                                                    Financial Officer

Benjamin T. Sporn (62)            1986              Senior Vice President,
                                                    General Counsel and
                                                    Secretary

         Fredric Price has been President, Chief Executive Officer and a Director of the Company since September 1994. From July 1991 to September 1994, he was Vice President, Finance and Administration and Chief Financial Officer of Regeneron Pharmaceuticals, Inc. For more than five years prior to joining Regeneron, he was head of RxFDP, a consulting firm which provided strategic planning, market development, and new product introduction services to pharmaceutical and other health care businesses. From 1973 to 1986 he was at Pfizer Pharmaceuticals, where he was a Vice President with both line and staff responsibilities. Mr. Price is also a member of the

Advisory Board of Equity4Life AG, a health care investment company based in Zurich, Switzerland. He has a BA from Dartmouth College and an MBA from the Wharton School of the University of Pennsylvania.

         Robert E. Flynn was elected a Director of the Company in October 1996 and Chairman of the Board of Directors in October 1997. He served as Chairman of the NutraSweet Company from June 1990 until he retired in December 1995. Mr. Flynn also served as Chief Executive Officer of the NutraSweet Company from June 1990 until March 1995. From 1981 to 1990, he served in various executive capacities with Fisher Controls International Inc., including Chairman and Chief Executive Officer. Prior thereto from 1957 to 1981, Mr. Flynn held positions of increasing importance with The Carborundum Co. Mr. Flynn is also a member of the Board of Stantec Inc. and WorldPages.com. He received a BSc from Loyola College, a BEE from McGill University and an MBA from Rutgers University.

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

         John H. Gutfreund was elected a Director of the Company in February 2000. Mr. Gutfreund is president of Gutfreund & Company, Inc., a New York-based financial consulting firm that specializes in advising select corporations and financial institutions in the United States, Europe and Asia. He is the former chairman and chief executive officer of Salomon Inc., and past vice chairman of the New York Stock Exchange and a past board member of the Securities Industry Association. Mr. Gutfreund is active in the management of various civic, charitable, and philanthropic organizations, including the New York Public Library, and the Astor, Lenox, Tilden, and Aperture Foundations. Mr. Gutfreund is also a director of Ascent Assurance, Inc., Baldwin Piano & Organ Company, Evercel Inc., Foamex International Inc., LCA-Vision, Inc., and The Universal Bond Fund. He received a BA from Oberlin College.

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

         Alan J. Kirschbaum was appointed Controller in October 1999. From 1996 to 1999, Mr. Kirschbaum was Vice President and Controller of AMS Asset Management Services. From 1984 to 1996, he held a series of increasingly responsible financial positions with Ascom Timeplex, Inc. He holds a BS from Pennsylvania State University, an MBA from Pace University, and is a Certified Public Accountant.

         Marvin Moser, MD was elected to the Board of Directors in October 1997. He is clinical professor of medicine at Yale and senior medical consultant at the National High Blood Pressure Education Program of the National Heart, Lung and Blood Institute. Dr. Moser's work has focused on various approaches to the prevention and treatment of hypertension and heart disease. He has published extensively on this subject with over 400 publications. He has authored or contributed to more than 30 books and numerous physician and patient education programs. He is editor-in-chief of the Journal of Clinical Hypertension. Dr. Moser is also a member of the Board of The Third Avenue Value Funds and the Trudeau Institute. Dr. Moser holds a BA from Cornell University and an MD from Downstate University College of Medicine.

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

Committees of the Board of Directors

         The Company has an audit committee consisting of Mr. Flynn and Dr. Benson. In addition, the Company has a compensation committee consisting of Dr. Cross, Mr. Flynn and Dr. Pollack. During the year ended June 30, 2000, the audit committee met two times, and the compensation committee met two times.

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

         Gerald Friedman, MD, Ph.D. -Dr. Friedman is clinical professor of Medicine at The Mount Sinai School of Medicine and an attending physician at The Mount Sinai Hospital. Dr. Friedman's work has focused upon gastroenterology, including food and water intake regulation, inflammatory bowel disease, irritable bowel syndrome, gastrointestinal reflux disease, and probiotic therapy. Dr. Friedman is former president of The New York Gastroenterological Association and is a Master in the American College of Gastroenterology. He serves on the editorial board of Practical Gastroenterology. Dr. Friedman has published more than 30 original peer-reviewed articles and has authored or contributed to over 15 books. He is the lead editor of the textbook, "Gastrointestinal Pharmacology and Therapeutics" published in 1997. Dr. Friedman holds a BS in Pharmacy from Rutgers University College of Pharmacy, an MS in Nutrition from Columbia University, a PhD in Pharmacology from Syracuse University, and an MD from the University of Buffalo School of Medicine.


         Marvin Moser, MD - Dr. Moser is clinical professor of medicine at Yale and senior medical consultant at the National High Blood Pressure Education Program of the National Heart, Lung and Blood Institute. He has chaired and served on the Joint National Committee on the treatment of hypertension Dr. Moser's work has focused on research and treatment of hypertension and cardiovascular disease, and he has published extensively on this subject with over 300 publications. He has contributed to over 30 books and numerous physician and patient education programs. Dr. Moser holds a BA from Cornell University and an MD from Downstate University College of Medicine.

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

Item 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended June 30, 1998, 1999, and 2000, to its Chief Executive Officer and to the other four most highly compensated executive officers of the Company.

                      SUMMARY COMPENSATION TABLE (1)(2)(3)

============================== ============================================== =================== ===================
                                                                              Long-Term           All Other
Name and Principal Position                 Annual Compensation               Compensation        Compensation
         (a)                          (b)           (c)          (d)               (e)                    (i)
                               ---------------- -------------- -------------- ------------------- -------------------
                                   Period       Salary ($)     Bonus ($)      Securities                 ($)
                                                                              Underlying
                                                                              Options/SARs
                                                                                   (#)
------------------------------ ---------------- -------------- -------------- ------------------- -------------------
Fredric D. Price, President,   7/1/97 -6/30/98  275,000        200,000        465,000
Chief Executive Officer and
Director
                               ---------------- -------------- -------------- ------------------- -------------------

                               7/1/98 -6/30/99  275,000        275,000                            21,154

                               ---------------- -------------- -------------- ------------------- -------------------

                               7/1/99 -6/30/99  275,000        275,000                            21,154

------------------------------ ---------------- -------------- -------------- ------------------- -------------------

Jonathan de la Harpe, Senior   7/1/97 -6/30/98  113,000                       10,000
Vice President, Commercial
Operations
                               ---------------- -------------- -------------- ------------------- -------------------

                               7/1/98 -6/30/99  129,923        30,000         15,000

                               ---------------- -------------- -------------- ------------------- -------------------

                               7/1/99 -6/30/00  160,000        50,000         32,000              2,713
------------------------------ ---------------- -------------- -------------- ------------------- -------------------

Alan J. Kirschbaum,            7/1/99 -6/30/00  137,500        15,000         15,000
Controller
------------------------------ ---------------- -------------- -------------- ------------------- -------------------

Gerald A. Shapiro, Vice        3/9/98 -6/30/98   49,231                      75,000
President - Finance &
Administration, &
                               ---------------- -------------- -------------- ------------------- -------------------
CFO
                               7/1/98 -6/30/99  160,000        28,000         25,000              10,666

                               ---------------- -------------- -------------- ------------------- -------------------

                               7/1/99 -6/30/00  172,000        30,000                             10,666

------------------------------ ---------------- -------------- -------------- ------------------- -------------------

Benjamin T. Sporn, Senior      7/1/97 -6/30/98  147,000        30,000         15,000
Vice President, General
Counsel and Secretary
                               ---------------- -------------- -------------- ------------------- -------------------

                               7/1/98 -6/30/99  160,000        50,000         25,000

                               ---------------- -------------- -------------- ------------------- -------------------

                               7/1/99 -6/30/99  190,000        75,000

============================== ================ ============== ============== =================== ===================

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

(3) All Other Compensation represents loans and interest forgiven.

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

         The following tables set forth information as of June 30, 2000 with regard to options granted (i) to the Company's Chief Executive Officer, and (ii) to other officers of the Company named in the Summary Compensation Table.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------- -------------------------------
                                                                                            Potential Realizable Value At
                                    Individual Grants                                       Assumed Annual Rates Of Stock
                                                                                            Price Appreciation For Option
                                                                                            Term
-------------------------------- ---------------- --------------- ------------ ------------ -------------------------------
                                                    Percent Of
                                    Number Of         Total
                                   Securities        Options       Exercise
                                   Underlying       Granted To      Of Base
                                     Options        Employees In     Price     Expiration
             Name                  Granted (#)      Fiscal Year     ($/Sh)        Date          5% ($)         10% ($)
              (a)                      (b)             (c)           (d)          (e)           (f)             (g)
-------------------------------- ---------------- --------------- ------------ ------------ --------------- ---------------
A.  Jonathan de la Harpe              32,000           7.17       $2.46875         (1)      $49,683         $125,906
-------------------------------- ---------------- --------------- ------------ ------------ --------------- ---------------

B. Alan J. Kirschbaum                 15,000           3.34       $2.8750          (1)      $27,121         $68,730
-------------------------------- ---------------- --------------- ------------ ------------ --------------- ---------------

C.  Fredric D. Price                    0               0                 -            -            -                -
-------------------------------- ---------------- --------------- ------------ ------------ --------------- ---------------

D.  Gerald A. Shapiro                   0               0                 -            -            -               -
-------------------------------- ---------------- --------------- ------------ ------------ --------------- ---------------

E.  Benjamin T. Sporn                   0               0                 -            -            -               -
-------------------------------- ---------------- --------------- ------------ ------------ --------------- ---------------

(1) Vesting 20% per year; expiration the earlier of 5 years from vesting or 89 days after termination of employment.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

---------------------------------------------------------------------------------------------------------------------
                                                 Individual Grants
---------------------------------------------------------------------------------------------------------------------
      (a)            (b)           (c)                       (d)                                 (e)
      Name        Shares          Value        Number of Unexercised Options at   Value of Unexercised In-the-Money
                  Acquired     realized ($)               FY-End (#)                      Options at FY-End
                  in
                  Exercise
                     (#)
                                              ----------------------------------- -----------------------------------
                                                Exercisable      Unexercisable        Exercisable      Unexercisable
----------------- ----------- --------------- ---------------- ------------------ ------------------ ----------------

Jonathan de la             0               0           36,000             54,000               $376          $16,511
Harpe
----------------- ----------- --------------- ---------------- ------------------ ------------------ ----------------

Alan J.                    0               0           13,000             27,000            $19,173          $17,003
Kirschbaum
----------------- ----------- --------------- ---------------- ------------------ ------------------ ----------------

Fredric D.                 0               0          831,000            169,000           $348,750         $174,375
Price
----------------- ----------- --------------- ---------------- ------------------ ------------------ ----------------

Gerald A.                  0               0           35,000             65,000            $48,436          $92,967
Shapiro
----------------- ----------- --------------- ---------------- ------------------ ------------------ ----------------

Benjamin T.                0               0          111,500             46,000            $24,813          $47,688
Sporn
----------------- ----------- --------------- ---------------- ------------------ ------------------ ----------------

Pension Plans

AMBI Inc.

         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees, a non-contributory pension plan (the "Pension Plan") maintained by Burns Philp as long as Burns Philp maintains the Pension Plan and owns at least 20% of the Company's outstanding Common Stock. Burns Philp currently holds approximately 25% of the Company's outstanding Common Stock. Assuming retirement at age 65, the Pension Plan provides benefits equal to the greater of (a) 1.1% of the employee's final average earnings multiplied by the number of years of credited service plus 0.65% of the employee's final average earnings in excess of the average of the contribution and the benefit basis in effect under Section 230 of the Social Security Act for each year in the 35-year period ending with the year of Social Security retirement age as calculated under Section 401(l)(5)(E) of the Code and Table I of IRS Notice 89-70, multiplied by the employee's years of credited service up to 35, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan or (b) $24 multiplied by the number of years of credited service up to 25 years plus $12 multiplied by the years of employment from 26-40 years, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan. The "final average earnings" are the average monthly earnings during the five highest-paid consecutive calendar years within the last ten calendar years of credited service with the Company. Earnings include the salary and bonus listed in the summary compensation table. Earnings which may be considered under the Pension Plan are limited to $170,000 per year subject to annual cost of living adjustments as determined by the IRS.

         The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 2000 and a single life annuity benefit, according to years of credited service and final average earnings. The benefits listed are not subject to any deduction for Social Security or other offset amounts.

                            Years of Credited Service


Final average
earnings                   15               20                25                30               35
--------------------------------------------------------------------------------------------------------
$25,000                    $4,320           $5,760            $7,200            $8,160           $9,600

$50,000                    $9,600           $12,840           $16,080           $19,320          $22,560

$75,000                    $16,200          $21,600           $27,000           $32,520          $37,920

$100,000                   $22,800          $30,360           $38,040           $45,600          $53,160

$150,000                   $35,880          $47,880           $59,880           $71,880          $83,880

$170,000                   $41,160          $54,840           $68,640           $82,320          $96,120
and up

         Jonathan de la Harpe, Alan J. Kirschbaum, Gerald A. Shapiro, Benjamin
T. Sporn and Fredric D. Price each have 7.5, 1.25, 2.25, 8.0 and 5.75 years, respectively, of credited service under the Pension Plan as of June 30, 2000, and, at age 65, would have approximately 18, 11, 14, 11, and 16 years of credited service, respectively.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from July 1, 1999 through June 30, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 21, 2000, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 4 Manhattanville Road, Purchase, New York 10577-2197.

                   Shares Owned Beneficially and of Record (1)

Name and Address                                      No. of Shares  % of Total

Fredric D. Price (2)                                        861,651      2.66

Robert E. Flynn (3)                                         112,000       *

P. George Benson (4)                                         35,000       *

Audrey T. Cross (5)                                          64,000       *

John H. Gutfreund (6)                                        35,000       *

Jon de la Harpe (7)                                          47,400       *

Alan J. Kirschbaum (7)                                       16,000       *

Marvin Moser (7)                                            115,000       *

Robert E. Pollack (7)                                        70,000       *

Gerald A. Shapiro (8)                                        49,800       *

Benjamin T. Sporn (9)                                       149,625       *

American Home Products Corporation                        3,478,261     11.01
5 Giralda Farms
Madison, NJ 07940

Burns Philp & Company Limited (10)                        7,763,837     24.58
7 Bridge Street
Sydney, NSW 2000, Australia

~All Officers and Directors                               1,219,601      3.69
as a Group (11 persons)
(2)(3)(4)(5)(6) (7) (8) and (9)

----------
       * Less than 1%

         (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

         (2) Includes 831,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (3) Includes 100,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (4) Includes 30,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (5) Includes 60,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (6) Includes 10,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (7) Consists of shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (8) Includes 40,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (9) Includes 120,500 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (10) Consists of shares owned by subsidiaries.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of June 30, 2000, BP owned 7,763,837 shares of Common Stock, and continues such Common Stock ownership as of the date hereof.

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

         As long as BP owns at least 20% of the Company's outstanding common stock, BP is entitled to nominate one member for election to the Company's Board. Currently, BP has not nominated a member for election to the Company's Board. The amount of consideration for the sale was arrived at through arms-length negotiation and a fairness opinion was obtained.

         In October 1998, the Company issued 3,478,261 shares of Common Stock to AHP for $4.0 million. AHP currently holds approximately 11% of the Company's outstanding Common Stock. Under a separate agreement in October 1998, AHP paid the Company $1.0 million for exclusive rights to sell the Company's Cardia Salt in retail markets in the United States. During fiscal 2000,

AHP made payments to the Company of $500,000. See "Business - The Company"



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

         (b)      Reports on Form 8-K

                  The Company did not file any Reports on Form 8-K during the fiscal quarter ended June 30, 2000.

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

                                                    By:  /s/ Fredric D. Price
                                                    Fredric D. Price, President,
                                                    CEO and Director

Dated: September 22, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of September 22, 2000 by the following persons on behalf of Registrant and in the capacities indicated.

                                                    /s/ Fredric D. Price
                                                    Fredric D. Price, President,
                                                    CEO and Director

                                                    /s/ Robert E. Flynn
                                                    Robert Flynn,
                                                    Chairman of the Board


                                                    /s/ P. George Benson
                                                    P. George Benson, Director


                                                    /s/ Audrey T Cross
                                                    Audrey T. Cross, Director


                                                    /s/ John H. Gutfreund
                                                    John H. Gutfreund, Director


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

10.57 Sublease dated as of September 18, 1998, between the Company and Abitibi Consolidated Sales Corporation (12)

10.58 Stock Purchase Agreement dated as of September 17, 1998 between American Home Products Corporation and AMBI Inc. (13)*

10.59 License, Option and Marketing Agreement dated as of September 17, 1998 between American Home Products, acting through its Whitehall-Robins Healthcare division, and AMBI Inc. (13)*

10.60 Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 21, 1999 between State Street Bank & Trust Company as Lender and the Company and Nutrition 21 as Borrower. (14)

10.61 Agreement of Purchase and Sale of Assets made as of January 19, 1999 by and among Dean Radetsky and Cheryl Radetsky, Optimum Lifestyle, Inc. and AMBI Inc. (14)

10.62 Strategic Alliance Agreement dated as of August 13, 1999 between AMBI Inc. and QVC, Inc. (15)*

10.63 Asset Purchase Agreement made as of December 30, 1999, by and between ImmuCell Corporation and AMBI Inc. (16)

10.64 License Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)**

10.65 License and Sublicense Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)**

10.66 Amendment effective as of June 30, 2000, to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 21, 1999 between Citizens Bank of Massachusetts (successor in interest to loans originally made by State Street Bank & Trust Company) as Lender and the Company and Nutrition 21 as Borrower. (17)

23.1     Consent of KPMG LLP (17)

27       Financial Data Schedule (17)

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

(14) Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1999.

(15) Incorporated by reference to the Company's Report on Form 10-K for 1999.

(16) Incorporated by reference to ImmuCell Corporation's Report on Form 8-K dated January 13, 2000.

(17) Filed Herewith. With respect to Exhibits 10.64 and 10.65, Exhibits to the Agreements have been omitted, but will be furnished upon request.

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

                           AMBI INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FILED WITH THE ANNUAL REPORT OF THE

                              COMPANY ON FORM 10-K

                                  JUNE 30, 2000


                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                              F-2



CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2000 AND 1999                     F-3



CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         YEARS ENDED JUNE 30, 2000, 1999 AND 1998                         F-5



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998                 F-6



CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         YEARS ENDED JUNE 30, 2000, 1999 AND 1998                         F-7



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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMBI Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                                               KPMG LLP
Stamford, CT
September 15, 2000

                           AMBI INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  JUNE 30,         JUNE 30,
                                                                                   2000              1999
                                                                                   ----              ----
ASSETS
Current assets:
      Cash and cash equivalents                                                   $8,488             $4,458
      Accounts receivable (less allowance for
        doubtful accounts of $134 in 2000 and
        $242 in 1999)                                                              4,587              3,980
      Other receivables                                                              464                473
      Inventories                                                                  1,382              1,426
      Prepaid expenses and other current assets                                      717                685
                                                                                  ------             ------

        Total current assets                                                      15,638             11,022

Property and equipment, net                                                          734              1,066
Patents and trademarks (net of accumulated amortization
  of $7,843 in 2000 and $4,372 in 1999)                                           21,711             19,473
Goodwill (net of accumulated amortization of
  $449 in 2000 and $178 in 1999)                                                   2,640              2,583
Other assets                                                                         362                397
                                                                                  ------            -------

TOTAL ASSETS                                                                     $41,085            $34,541
                                                                                 =======            =======

See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   JUNE 30,    JUNE 30,
                                                                                     2000        1999
                                                                                     ----        ----
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and lease obligation                         $  1,500    $  1,563
    Accounts payable and accrued expenses                                             4,039       4,262
    Contingent payments payable                                                       3,584       3,293
    Preferred dividends payable                                                          29          25
                                                                                   --------    --------

    Total current liabilities                                                         9,152       9,143

Long-term debt and lease obligation                                                   1,125       3,375
Other long-term obligations                                                             153         432
                                                                                   --------    --------

TOTAL LIABILITIES                                                                    10,430      12,950
                                                                                   --------    --------

Commitments and contingent liabilities

REDEEMABLE PREFERRED STOCK
    Series E convertible preferred, 1,500 shares issued; 476 and 773 shares outstanding at June 30, 2000 and 1999, respectively (aggregate
    liquidation value $488)                                                             389         634

    Series F convertible preferred, 575 shares issued and 343 shares outstanding at June 30, 2000 and 1999, respectively (aggregate
    liquidation value $351)                                                             287         287

STOCKHOLDERS' EQUITY

    Preferred stock, $0.01 par value, authorized 5,000,000 shares

      Series G convertible preferred, 828 shares issued, 663 shares
      outstanding at June 30, 2000 (aggregate liquidation value $671)                   663        --

    Common stock, $0.005 par value, authorized 65,000,000 shares; 31,581,427 shares and 30,152,306 shares issued and outstanding at June
    30, 2000 and l999, respectively                                                     158         150

    Additional paid-in capital                                                       62,291      60,045

    Accumulated deficit                                                             (33,133)    (39,525)
                                                                                   --------    --------

TOTAL STOCKHOLDERS' EQUITY                                                         $ 29,979    $ 20,670
                                                                                   --------    --------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY             $ 41,085    $ 34,541
                                                                                   ========    ========

See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                        YEAR ENDED JUNE 30,
                                                        -------------------
                                                  2000          1999           1998
                                              -----------   -----------   ------------
Net sales                                     $    32,289   $    26,911   $     20,082
Other revenues                                        525         1,390            676
                                              -----------   -----------   ------------
REVENUES                                           32,814        28,301         20,758

Cost of goods sold                                  5,780         4,782          2,956
                                              -----------   -----------   ------------
GROSS PROFIT                                       27,034        23,519         17,802

Selling, general & administrative expense          13,314        12,456         12,100
Research and development expense                    2,610         1,787          2,660
Depreciation and amortization                       4,069         2,807          1,575
                                              -----------   -----------   ------------
OPERATING INCOME                                    7,041         6,469          1,467

Interest income                                       306           189             71
Interest expense                                      419           397            370
Other income, net                                      76            86           --
                                              -----------   -----------   ------------
INCOME BEFORE INCOME TAXES                          7,004         6,347          1,168

Income taxes                                          523           482            116
Minority interest in subsidiary                         9          --             --
                                              -----------   -----------   ------------

NET INCOME                                    $     6,490   $     5,865   $      1,052
                                              ===========   ===========   ============

Basic earnings (loss) per share (note 12)     $      0.21   $      0.20   $      (0.04)
                                              ===========   ===========   ============

Weighted average number of common
  shares - basic                               30,741,861    26,481,880     20,163,412
                                              ===========   ===========   ============

Diluted earnings (loss) per share (note 12)   $      0.20   $      0.19   $      (0.04)
                                              ===========   ===========   ============

Weighted average number of common
  shares and equivalents - diluted             32,546,198    27,754,827     20,163,412
                                              ===========   ===========   ============

See accompanying notes to consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                      Preferred Stock   Preferred Stock   Preferred Stock
                                                                          Series C         Series D           Series G
                                                                      Shares      $     Shares      $     Shares       $
                                                                      -------    ----   -------    ----   -------    -----
Balance at June 30, 1997                                                  222      --    45,000      --        --       --

Conversion of Series D preferred stock to common stock, including
    dividends issued as common stock                                       --      --   (22,500)     --        --       --
Conversion discount on preferred stock                                     --      --        --      --        --       --
Common stock issued for Nutrition 21 acquisition                           --      --        --      --        --       --
Common stock issued for Nutrition 21 consulting agreements                 --      --        --      --        --       --
Preferred stock dividends                                                  --      --        --      --        --       --
Financing cost of warrants issued to State Street Bank                     --      --        --      --        --       --
Compensation related to issuance of stock options to non-employees         --      --        --      --        --       --
Net income for the year                                                    --      --        --      --        --       --
                                                                                                     --        --       --
                                                                      -------    ----   -------    ----   -------    -----
Balance at June 30, l998                                                  222      --    22,500      --        --       --

Conversion of Series D preferred stock to common stock, including          --      --        --      --        --       --
    dividends issued as common stock                                       --      --   (16,750)     --        --       --
Exchange and redemption of Series C preferred stock, including
    accrued dividends for common stock and Series E preferred stock      (222)     --        --      --        --       --
Exchange and redemption of Series D preferred stock, including
    accrued dividends for common stock and Series F preferred stock        --      --    (5,750)     --        --       --
Premium on redemption of Series F preferred stock                          --      --        --      --        --       --
Shares issued in connection with the settlement of AZWELL obligation       --      --        --      --        --       --
Preferred stock dividends                                                  --      --        --      --        --       --
Conversion of Series E preferred stock to common stock, including
    dividends issued as common stock                                       --      --        --      --        --       --
Issuance of common stock in connection with the acquisition of             --      --        --      --        --       --
    the Lite Bites Business                                                --      --        --      --        --       --
Issuance of common stock to American Home Products                         --      --        --      --        --       --
Compensation related to issuance and repricing of stock options            --      --        --      --        --       --
    and warrants to non-employees                                          --      --        --      --        --       --
Net income for the year                                                    --      --        --      --        --       --
                                                                      -------    ----   -------    ----   -------    -----

Balance at June 30, 1999                                                   --      --        --      --        --       --

Conversion of Series E preferred stock                                     --      --        --      --        --       --
Common stock issued on exercise of options and warrants                    --      --        --      --        --       --
Common stock issued for Optimum Lifestyle, Inc. contingent payment         --      --        --      --        --       --
Issuance of warrants                                                       --      --        --      --        --       --
Preferred stock dividends                                                  --      --        --      --        --       --
Preferred stock issued for Optimum Lifestyle, Inc. contingent payment      --      --        --      --       828      828
Conversion of Series G preferred stock                                     --      --        --      --      (165)    (165)
Net income for the year                                                    --      --        --      --        --       --
                                                                      -------    ----   -------    ----   -------    -----

Balance at June 30, 2000                                                   --      --        --      --       663    $ 663
                                                                      =======    ====   =======    ====   =======    =====

                                                                                            Additional      Accumulated
                                                                         Common Stock     Paid-In Capital     Deficit       Total
                                                                        Shares      $           $                $            $
                                                                      ----------   ----   --------------    -----------    -------
Balance at June 30, 1997                                              18,783,342     94           51,416        (43,900)     7,610

Conversion of Series D preferred stock to common stock, including
    dividends issued as common stock                                   1,414,955      7               71             --         78
Conversion discount on preferred stock                                        --     --            1,527         (1,527)        --
Common stock issued for Nutrition 21 acquisition                         500,000      3            1,185             --      1,188
Common stock issued for Nutrition 21 consulting agreements               200,000      1              587             --        588
Preferred stock dividends                                                     --     --               --           (374)      (374)
Financing cost of warrants issued to State Street Bank                        --     --               33             --         33
Compensation related to issuance of stock options to non-employees            --     --              123             --        123
Net income for the year                                                       --     --               --          1,052      1,052
                                                                                     --               --             --
                                                                      ----------   ----   --------------    -----------    -------
Balance at June 30, l998                                              20,898,297    105           54,942        (44,749)    10,298

Conversion of Series D preferred stock to common stock, including             --     --               --             --         --
    dividends issued as common stock                                   2,696,246     12              128             --        140
Exchange and redemption of Series C preferred stock, including
    accrued dividends for common stock and Series E preferred stock      324,689      2           (1,729)          (242)    (1,969)
Exchange and redemption of Series D preferred stock, including
    accrued dividends for common stock and Series F preferred stock       78,166     --             (379)           (81)      (460)
Premium on redemption of Series F preferred stock                             --     --               --           (117)      (117)
Shares issued in connection with the settlement of AZWELL obligation     780,488      4              996             --      1,000
Preferred stock dividends                                                     --     --               --           (201)      (201)
Conversion of Series E preferred stock to common stock, including
    dividends issued as common stock                                     591,812      3              604             --        607
Issuance of common stock in connection with the acquisition of
    the Lite Bites Business                                            1,304,347      7            1,430             --      1,437
Issuance of common stock to American Home Products                     3,478,261     17            3,983             --      4,000
Compensation related to issuance and repricing of stock options               --     --               --             --         --
    and warrants to non-employees                                             --     --               70             --         70
Net income for the year                                                       --     --               --          5,865      5,865
                                                                      ----------   ----   --------------    -----------    -------

Balance at June 30, 1999                                              30,152,306    150           60,045        (39,525)    20,670

Conversion of Series E preferred stock                                   243,546      1              249             --        250
Common stock issued on exercise of options and warrants                  959,508      4            1,251             --      1,255
Common stock issued for Optimum Lifestyle, Inc. contingent payment       200,000      1              503             --        504
Issuance of warrants                                                          --     --               80             --         80
Preferred stock dividends                                                     --     --               --            (98)       (98)
Preferred stock issued for Optimum Lifestyle, Inc. contingent payment         --     --               --             --        828
Conversion of Series G preferred stock                                    26,067      2              163             --         --
Net income for the year                                                       --     --               --          6,490      6,490
                                                                      ----------   ----   --------------    -----------    -------

Balance at June 30, 2000                                              31,581,427   $158   $       62,291    $   (33,133)    29,979
                                                                      ==========   ====   ==============    ===========    =======

See accompanying notes to consolidated financial statements

                           AMBI INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           YEAR ENDED JUNE 30,
                                                                           -------------------
                                                                       2000       1999        1998
                                                                       ----       ----        ----

Cash flows from operating activities:
Net income                                                           $ 6,490    $  5,865    $  1,052
Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
    Depreciation and amortization                                      4,069       2,807       1,575
    Write-off of patents and trademarks                                               --         179
    Provision for doubtful accounts                                                   --         273
    Loss on disposal of equipment                                         11         138          --
    Gain on sale of product line                                         (19)         --          --
    Nutrition 21 consulting expense                                      196         214         168
    Other, non-cash items                                                 80          62         124
    Changes in assets and liabilities:
      (Increase) in accounts receivable                                 (607)       (668)     (3,291)
      Decrease/(increase) in other receivables                             9        (377)         --
      (Increase) in inventories                                         (129)       (610)        (89)
      (Increase) in prepaid and other current assets                     (32)       (272)         --
      (Increase) in other assets                                        (161)        (80)       (467)
      (Decrease)/increase in accounts payable and accrued expenses      (521)      1,707          (6)
      Increase in contingent payments payable                             --          --       2,747
      (Decrease) in preferred dividends payable                           --          --        (374)
                                                                     -------    --------    --------
         Net cash provided by operating activities                     9,386       8,786       1,891
                                                                     -------    --------    --------

Cash flows from investing activities:
    Contingent payments for acquisitions                              (4,005)     (2,747)         --
    Purchase of property and equipment                                  (194)       (443)       (216)
    Payments for patents and licensed technology                        (541)     (1,145)       (509)
    Proceeds from sale of equipment                                       --          76          73
    Payments for acquisitions                                             --      (6,088)    (10,000)
    Proceeds from sale of product line                                   512          --          --
                                                                     -------    --------    --------
        Net cash (used in) investing activities                       (4,228)    (10,347)    (10,652)
                                                                     -------    --------    --------

Cash flows from financing activities:
    Proceeds from term loan borrowings                                    --       5,500       3,300
    Debt repayments                                                   (2,250)     (4,036)       (919)
    Proceeds from the exercise of stock options and warrants           1,255       4,000          --
    Capital lease obligation repayments                                  (63)       (122)       (126)
    Redemption of redeemable preferred stock                              --      (1,388)         --
    Preferred dividends paid                                             (70)        (44)         --
                                                                     -------    --------    --------
        Net cash (used in)/ provided by financing activities          (1,128)      3,910       2,255
                                                                     -------    --------    --------

Net increase/(decrease) in cash and cash equivalents                   4,030       2,349      (6,506)
Cash and cash equivalents at beginning of period                       4,458       2,109       8,615
                                                                     -------    --------    --------
Cash and cash equivalents at end of period                           $ 8,488    $  4,458    $  2,109
                                                                     =======    ========    ========

See accompanying notes to consolidated financial statements.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       Consolidation

                  The consolidated financial statements for the year ended June 30, 1999 include the results of operations of the Company and the Lite Bites Business from January 21, 1999. The consolidated financial statements for the year ended June 30, 1998 include the results of operations of the Company and its wholly owned subsidiary, Nutrition 21, from August 11, 1997. All intercompany balances and transactions have been eliminated in consolidation.

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

         g)       Goodwill

                  Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 15 years. The recoverability of the carrying value is evaluated on a periodic basis by assessing current and future levels of operating income and cash flows, as well as other factors.

         h)       Revenue Recognition

                  Sales of product are recognized upon shipment to customers. Other revenues include amounts received from licensees and research collaborators and are recognized as earned and collectability is assured.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

         i)       Research and Development

                  Research and development costs are expensed as incurred.

         j)       Income taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

         l) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

                  The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

         m)       Recently Issued Accounting Standards, Continued

                  The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" on December 3, 1999, SAB No. 101A on March 24, 2000 and SAB No. 101B on June 26, 2000. SAB No. 101 sets forth the views of the Staff of the SEC on revenue recognition issues, including conceptual issues as well as certain industry specific guidance.

                  We are required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, no later than the fourth quarter of the fiscal year 2001. The effect of the change, if any, would be recognized as a cumulative effect of a change in accounting principle as of July 1, 2000. Prior year and interim financial statements will not be restated.

                  The Company has not yet made an evaluation of the impact of adopting these statements on the Company's financial position or operating results.

         n)       Reclassifications

                  Certain reclassifications have been made to prior years' financial statement amounts to conform to the 2000 presentation.



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
                                                                  =======

         Additional contingent payments will be made to the former owners of OLI depending primarily on sales levels of the Lite Bites Business achieved during the five year period following closing and/or the availability of Lite Bites products through certain distribution channels in the future as follows: a maximum of $3.0 million in cash and/or AMBI common stock, at the option of the former owners of OLI, payable $1.0 million on each of the first three anniversaries of the acquisition; $3.0 million in newly issued AMBI preferred stock, payable $1.5 million, subject to adjustment for the achievement of net sales levels, on each of the first two anniversaries of the acquisition, in newly issued AMBI preferred stock; and a single payment of $1.0 million in cash, subject to achieving certain sales levels in new markets, prior to the fifth anniversary of the acquisition. During fiscal 2000, the Company, in satisfaction of the contingent payment requirement, paid $0.4 million in cash, issued 200,000 shares of its Common Stock and issued 828 shares of its Series G Preferred Stock. Goodwill was increased by $1.8 million as a result of these transactions. At June 30, 2000, the Company recorded on its balance sheet a current liability of $0.4 million in respect of the contingent payments.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2: ACQUISITIONS, Continued

         The acquisition was accounted for under the purchase method. Based upon the allocation of purchase price, the transaction resulted in $6.1 million in identifiable intangible assets, primarily trademarks and non-compete agreements, and $1.5 million of goodwill. The Company is amortizing the goodwill over fifteen years and amortizing the identifiable intangible assets over their useful economic lives, which range from 3 to 15 years. During the year ended June 30, 2000, the Company recorded approximately $0.9 million in amortization expense related to the goodwill and other intangible assets described above.

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
                                                                  ========

         The Purchase Agreement also provides for annual contingent payments to the former owners of Nutrition 21 for each of the four years after the closing of $2.5 million, but subject to adjustment for the achievement of net sales levels of certain products (contingent consideration clause), and royalties of 2.5% to 5.0% on net sales of products recommended for certain patented uses. At June 30, 2000, the Company recorded on its balance sheet a current liability of $3.1 million in respect of the contingent payment due in September 2000. On September 30, l999 and 1998, the Company made cash payments to the former owners of Nutrition 21 of approximately $3.5 million and $3.3 million, respectively, which increased goodwill, patents and trademarks. These payments represented the full amount of the contingent payment due for the 12-month periods September through August of each respective year.

         The following represents the pro forma consolidated results of operations as if the Company, the Lite Bites Business and Nutrition 21 had been combined for the years ended June 30, 1999 and 1998. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the respective periods. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed dates. The pro forma information for the year ended June 30, 1999 is as follows (in thousands, except for per share amounts):

                                                       1999              1998
                                                     --------          --------
                      Revenues                       $30,208          $ 28,862
                      Net income                       5,116             3,173
                      Basic earnings per share          0.19              0.06
                      Diluted earnings per share        0.18              0.06


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

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: INVENTORIES

         The components of inventories at June 30, 2000 and 1999 are as follows (in thousands):

                                                            2000        1999
                                                            ----        ----

                      Raw materials                       $   493     $   373
                      Finished goods                          889       1,053
                                                          -------     -------

                      Total inventories                   $ 1,382     $ 1,426
                                                          =======     =======

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

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash primarily in market interest rate accounts, overnight investments and commercial paper. The Company had $2.5 million in overnight investments and $6.0 million invested in commercial paper at June 30, 2000.



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



Note 7: PROPERTY AND EQUIPMENT, NET

         The components of property and equipment, net, at June 30, 2000 and 1999 are as follows (in thousands):

                                                           2000        1999
                                                           ----        ----

                Furniture and fixtures                   $  454      $  421
                Machinery and equipment                     167         562
                Office equipment                            247         192
                Computer equipment                          683         660
                                                         ------      ------
                                                          1,551       1,835
                Less:  Accumulated depreciation            (817)       (769)
                                                         ------      ------
                Property and equipment, net              $  734      $1,066
                                                         ======      ======

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: LINES OF CREDIT AND LONG-TERM DEBT

         Long-term debt consists of the following at June 30, 2000 and 1999 (in thousands):

                                                             2000       1999
                                                             ----       ----

                Citizens Bank term loan                     $2,625    $ 4,875
                Obligations under capital leases                --         63
                                                            ------     ------
                                                             2,625      4,938
                Less:  Current portion                      (1,500)    (1,563)
                                                            ------    -------
                                                            $1,125    $ 3,375
                                                            ======    =======

         In March, 1996, the Company issued a $2.0 million note at an interest rate of 5%, to AZWELL, Inc. (formerly Nippon Shoji Kaisha). In fiscal 1999, the Company, in accordance with the terms of the agreement, repaid $1.0 million of the note by issuing 780,488 shares of its Common Stock, and $1.0 million in cash.

         On January 21, l999, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan Agreement") with Citizens Bank of Massachusetts ("Citizens"); (successor in interest to loans originally issued to the Company by State Street Bank and Trust Company), which Loan Agreement amended and restated a prior agreement with Citizens. Certain financial covenants of the Loan Agreement were further amended effective as of June 30, 2000. The Loan Agreement is for a $5.5 million term loan and a $4.0 million revolving credit facility for the purposes of acquiring the Lite Bites Business and for general corporate purposes. Loans from Citizens bear interest at the prime rate plus 1% and are due February 1, 2002. The Company is making monthly payments of principal and interest on the loan. There was no outstanding balance on the revolving loan at June 30, 2000.


Note 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following items are included in accounts payable and accrued expenses at June 30, 2000 and 1999 (in thousands):

                                                                2000       1999
                                                                ----       ----
                  Accounts payable                            $1,652     $1,280
                  Consulting and professional fees payable       296        989
                  Royalty fees                                   407        442
                  Accrued compensation and benefits              902        700
                  Taxes payable                                   67        309
                  Series E Preferred Stock fee                   250         --
                  Other accrued expenses                         465        542
                                                              ------     ------
                                                              $4,039     $4,262
                                                              ======     ======

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: REDEEMABLE PREFERRED STOCK

         In October 1995, the Company issued 895 shares of non-voting Series C Preferred Stock ("C Preferred") for $10,000 per share. At June 30, 1998, 222 shares of C Preferred were outstanding. On December 10, l998, the Company issued 1,500 shares of new Series E Preferred Stock ("E Preferred") with a par value of $0.01 per share. On that date, the Company's outstanding C Preferred and accrued dividends thereon of $542 thousand were exchanged for $1,500 face amount of E Preferred, $1.0 million in cash and the issuance of 324,689 shares of the Company's common stock. In addition, the agreement provides for a payment of at least $250 thousand on the second anniversary of the agreement. The total amount of the payment is subject to increases based on increases in the Company's equity securities. The E Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. The E Preferred bears dividends at a rate of 10% per annum payable in cash or, at the option of the company, in shares of Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $242 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding C Preferred. The E Preferred is subject to conversion at any time, at the option of the holder, and is subject to mandatory conversion after three years. During fiscal 2000, 297 shares of the Company's E Preferred plus accrued dividends on these shares were converted into 243,546 shares of Common Stock. During fiscal 1999, 727 shares of the Company's E Preferred plus accrued dividends on these shares were converted into 591,812 shares of common stock.

         On January 27, l999, the Company issued 575 shares of new Series F Preferred Stock ("F Preferred") with a par value of $0.01 per share. On that date, the Company's then outstanding 5,750 shares of Series D Preferred Stock ("D Preferred") and accrued dividends thereon of $59 thousand were exchanged for $575 thousand face amount of F Preferred, 78,166 shares of the Company's common stock and the resetting of the exercise price of the Warrants of the Company, issued in connection with D Preferred, to $1.25. The F Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. The F Preferred bears dividends at a rate of 10% per annum payable in cash, or at the option of the Company, in shares of Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $81 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding D Preferred. The F Preferred is subject to conversion at any time at the option of the holders, and is subject to mandatory conversion after three years. During fiscal 1999, 232 shares of the Company's F Preferred plus accrued dividends on these shares were redeemed for $0.4 million


Note 11: STOCKHOLDERS' EQUITY

         a)       Series G Convertible Preferred Stock

         In January 1999, the Company created a new Series G Convertible Preferred Stock ("G Preferred") with a par value of $0.01 per share. The G Preferred bears dividends of $50 per share per annum. The G Preferred is convertible into common stock at the average closing price of the Common Stock during the 10 days immediately preceding conversion. The G preferred is subject to mandatory conversion after three years from the date of issuance. On January 22, 2000, the Company issued 828 shares of G Preferred. On March 21, 2000, 165 shares of G Preferred were converted into 26,067 shares of the Company's Common Stock.

         b)       Warrants

         The Company, from time to time, issues warrants to purchase Common Stock to non-employees for services rendered. Warrants are granted to purchase the Company's Common Stock with exercise prices set at fair market value on the date of grant. The terms of the warrants vary depending on the circumstances, but generally terminate in three to five years.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company had outstanding warrants for the purchase of its common stock as follows:

                                                  Number of   Exercise price
                                                  Warrants      per share
                                                  --------      ----------

                  Outstanding at June 30, 1997    2,005,843     $1.25-$6.75
                  Issued                            147,460     $1.18-$3.00
                  Expired                          (847,618)    $3.00-$4.91
                                                  ---------

                  Outstanding at June 30, 1998    1,305,685     $1.18-$6.75
                  Issued                            100,000     $1.38-$1.84
                                                  ---------

                  Outstanding at June 30, 1999    1,405,685     $1.18-$6.75
                  Issued                            647,460     $1.80-$3.65
                  Exercised                        (556,759)    $1.80-$4.84
                  Cancelled                        (147,460)    $1.18-$4.13
                                                  ---------

                  Outstanding at June 30, 2000    1,348,926     $1.25-$6.75
                                                  =========

         At June 30, 2000, 1,348,926 shares were issuable upon exercise of the above warrants. The warrants expire between 2001 and 2006. Certain of the warrants include anti-dilution clauses.

         Warrants outstanding and exercisable at June 30, 2000, are as follows:

                                                 Warrants Outstanding                 Warrants Exercisable
                                        ---------------------------------------  -------------------------------
                                                       Weighted
                                                        Average     Weighted                         Weighted
                                                       Remaining     Average                          Average
                  Range of                Number      Contractual   Exercise         Number          Exercise
                  Exercise Prices       Outstanding      Life         Price       Exercisable          Price
                  ---------------       -----------    ---------   ------------   -----------      -------------
                       $1.25 - $1.84      174,999        4.68        $1.49           134,999          $1.53
                       $2.00 - $2.72      520,546        1.92        $2.30           490,546          $2.28
                       $3.00 - $6.75      653,381        3.16        $4.18           353,381          $4.67
                                          -------                                    -------
                                        1,348,926                                    978,926
                                        =========                                    =======


         The Company recorded compensation expense associated with the issuance of warrants to third parties of $80 thousand, $70 thousand and $123 thousand during fiscal years 2000, 1999 and 1998, respectively.

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

         The Company adopted four Stock Option Plans ("Plans") whereby options to purchase an aggregate of 6,250,000 shares of the Company's common stock may be granted to officers, directors, employees, consultants and others who render services to the Company. The exercise price per share for the options granted under the Plans may not be less than the fair value of the Company's Common Stock on the date of grant. The options issuable pursuant to the Plans expire between 1999 and 2009. Approximately 2,600,000 options remain available for grant under the Plans.


         A summary of stock option activity related to the Company's stock option plans is as follows:

                                                   Number of     Exercise price
                                                    options         per share
                                                  -----------    --------------

                  Outstanding at June 30, 1997     1,896,054     $1.50  - $7.68
                  Issued                           1,484,385     $1.56  - $3.25
                  Exercised                             (608)    $1.62
                  Cancelled                         (592,486)    $1.62  - $7.68
                                                 ------------
                  Outstanding at June 30, 1998     2,787,345     $1.56  - $6.00

                  Issued                             620,470     $0.75  - $2.31
                  Cancelled                         (454,030)    $0.75  - $5.63
                                                  -----------
                  Outstanding at June 30, 1999     2,953,785     $0.75  - $6.00

                  Issued                             446,500     $2.03  - $7.56
                  Exercised                         (398,194)    $0.84  - $3.25
                  Cancelled                         (351,400)    $0.93  - $6.00
                                                  -----------
                  Outstanding at June 30, 2000     2,650,691     $0.75  - $7.56
                                                  ===========

         Each of these options is entitled to one share of common stock. Stock options generally vest ratably over five years from the date of grant and expire within five years from the date of vesting.

         Options outstanding and exercisable at June 30, 2000 are as follows:

                                                           Options Outstanding         Options Exercisable
                                                         -----------------------     ------------------------
                                                          Weighted
                                                           Average      Weighted                    Weighted
                                                          Remaining      Average                     Average
                  Range of                   Number      Contractual    Exercise       Number       Exercise
                  Exercise Prices          Outstanding      Life         Price       Exercisable      Price
                  ---------------          -----------   -----------    --------     -----------    ---------

                  $0.75  - $1.25              124,176         1.58        $1.08         61,000         $1.09
                  $1.41  - $1.93              725,130         2.42        $1.81        419,224         $1.86
                  $2.00  - $2.94              882,885         4.60        $2.39        507,885         $2.38
                  $3.00  - $7.56              918,500         3.32        $3.48        747,200         $3.41
                                           ----------                                ---------
                                            2,650,691                                1,735,309
                                            =========                                =========

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11: STOCKHOLDERS' EQUITY, Continued

         The per share weighted-average fair value of stock options granted during fiscal 2000, 1999 and 1998 was $0.45, $1.33 and $0.68, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                      2000      1999      1998
                                                      ----      ----      ----

                  Risk-free interest rate             5.6%       5.0%      5.7%
                  Expected life-years                 2.5        2.5       2.5
                  Expected volatility                45.6%      46.1%     46.1%
                  Expected dividend yield             --          --       --

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


                                                         2000    1999    1998
                                                         ----    ----    ----

                  Net income
                    As reported                         $6,490  $5,865 $1,052
                    Pro forma                            6,257   4,963    176

                  Basic earnings (loss) per share
                    As reported                          $0.21   $0.20  $(0.04)
                    Pro forma                             0.20    0.16   (0.09)

                  Diluted earnings (loss) per share
                    As reported                          $0.20   $0.19  $(0.04)
                    Pro forma                             0.19    0.16   (0.09)


         The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because the calculation does not take into consideration pro forma compensation expense related to grants made prior to 1995.


Note 12: EARNINGS/(LOSS) PER SHARE

         Basic and diluted earnings (loss) per share for the years ended June 30, 2000, 1999 and 1998 are as follows (in thousands, except share and per share amounts):

                                                                  Year ended June 30,
                                                         2000            1999            1998
                                                         ----            ----            ----
         Net income                                 $      6,490    $      5,865    $      1,052
         Preferred stock dividends                           (98)           (641)           (374)
         Conversion discount on convertible
            preferred stock                                   --              --          (1,527)
                                                    ------------    ------------    ------------
         Net income/(loss) available
            to common stockholders                  $      6,392    $      5,224    $       (849)
                                                    ============    ============    ============

         Weighted average number of common shares     30,741,861      26,481,880      20,163,412
                                                    ============    ============    ============

                 Basic earnings/(loss) per share    $       0.21    $       0.20    $      (0.04)
                                                    ============    ============    ============

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12:  EARNINGS/(LOSS) PER SHARE, Continued

                                                                    Year ended June 30,
                                                              2000          1999          1998
                                                              ----          ----          ----
         Net income/(loss) available to
            common stockholders                           $     6,392   $     5,224   $       (849)
         Interest on AZWELL, Inc. note, net                        --            33             --
         Preferred stock dividends                                 98            94             --
                                                          -----------   -----------   ------------
         Net income/(loss) available to common
           stockholders after giving effect to dilution   $     6,490   $     5,351   $       (849)
                                                          ===========   ===========   ============

         Weighted average number of common
           shares                                          30,741,861    26,481,880     20,163,412
         Plus incremental dilutive shares from
           assumed conversions:
            Preferred stock                                   785,004       752,110             --
            Stock options and warrants                      1,019,333        34,838             --
            5% Promissory Note                                     --       485,999             --
                                                          -----------   -----------   ------------
         Weighted average number of common
           shares and equivalents                          32,546,198    27,754,827     20,163,412
                                                          ===========   ===========   ============

         Diluted earnings/(loss) per share                $      0.20   $      0.19   $      (0.04)
                                                          ===========   ===========   ============

         Diluted loss per share for the year ended June 30, 1998, does not reflect the incremental shares from the assumed conversion of stock options or warrants or the conversion of the preferred stock to common stock as the effect of such inclusion would be to reduce the loss per share. The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been anti-dilutive is as follows:

                                                 2000      1999          1998
                                                 ----      ----          ----

          Convertible preferred stock              --        --     4,222,906


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

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: SEGMENT REPORTING, Continued

         A summary of business data for the Company's reportable segments for the fiscal years 2000, 1999, 1998 follows.

         Information by business segment (in thousands):

                                           2000        1999         1998
                                           ----        ----         ----
         Revenues
         Nutritional Products            $ 32,224    $ 27,356    $ 18,963
         Pharmaceutical Products              590         945       1,795
                                         --------    --------    --------
                                         $ 32,814    $ 28,301    $ 20,758
                                         ========    ========    ========
         Operating Income (Loss)
         Nutritional Products            $  7,303    $  6,685    $  2,141
         Pharmaceutical Products             (262)       (216)       (674)
                                         --------    --------    --------
                                         $  7,041    $  6,469    $  1,467
                                         ========    ========    ========
         Depreciation and Amortization
         Nutritional Products            $  3,592    $  2,681    $  1,447
         Pharmaceutical Products              476         226         128
                                         --------    --------    --------
                                         $  4,068    $  2,807    $  1,575
                                         ========    ========    ========
         Segment Assets
         Nutritional Products            $ 39,479    $ 32,427    $ 18,436
         Pharmaceutical Products            1,606       2,114       2,299
                                         --------    --------    --------
                                         $ 41,085    $ 34,541    $ 20,735
                                         ========    ========    ========
         Capital Expenditures
         Nutritional Products            $    194    $    443    $    216
         Pharmaceutical Products               --          --          --
                                         --------    --------    --------
                                         $    194    $    443    $    216
                                         ========    ========    ========

         Information by geographic segment (in thousands):

         Geographic information about the Company's revenues, which is based on the location of the buying organization, is presented below:

                                         2000      1999      1998
                                         ----      ----      ----
         Revenues
         United States                 $31,533   $28,301   $20,758
         United Kingdom                  1,281        --        --
                                       -------   -------   -------
                                       $32,814   $28,301   $20,758
                                       =======   =======   =======
         Property and Equipment, net
         United States                 $   734   $ 1,066   $   914
         United Kingdom                     --        --        --
                                       -------   -------   -------
                                       $   734   $ 1,066   $   914
                                       =======   =======   =======

         Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes:

                                                    2000     1999      1998
                                                    ----     ----      ----

                  Total segment operating income   $7,041   $6,469   $1,467
                  Other, net                           37      122      299
                                                   ------   ------   ------
                  Income before income taxes       $7,004   $6,347   $1,168
                                                   ======   ======   ======


Note 14: RELATED PARTY TRANSACTIONS

         During fiscal 2000, the Company did not have transactions with affiliated companies except for a contribution to the Burns Philp & Company Inc. Retirement Plan of $104 thousand.

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15:  INCOME TAXES

         Income before income taxes for the years ended June 30, 2000, 1999 and 1998 is as follows (in thousands):

                                                2000     1999     1998
                                                ----     ----     ----
                  Domestic income              $7,004   $6,347   $1,168
                  Foreign income                   --       --       --
                                               ------   ------   ------
                  Income before income taxes   $7,004   $6,347   $1,168
                                               ======   ======   ======


         Provisions for income taxes for the years ended June 30, 2000, 1999 and 1998 consist of the following (in thousands):

                             2000   1999   1998
                             ----   ----   ----
                  Current    $523   $482   $116
                  Deferred     --     --     --
                             ----   ----   ----
                             $523   $482   $116
                             ====   ====   ====

         Income tax expense attributed to pre-tax income differed from the amounts computed by applying the US federal statutory tax rate to pre-tax income as a result of the following (in thousands):

                                                                 2000        1999     1998
                                                                 ----        ----     ----
         Income taxes at U.S. statutory rate                    $ 2,381    $ 2,171    $ 397
         Increase/(reduction) in income taxes resulting from:

            Utilization of operating loss carryforward           (2,316)    (2,070)    (351)
            Federal alternative minimum tax                          --        148       38
            State taxes, net of federal benefit                     420        233       32
            Other items                                              38         --       --
                                                                -------    -------    -----
                                                                $   523    $   482    $ 116
                                                                =======    =======    =====

         The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999 is presented below (in thousands):

         Deferred tax assets:                                  2000       1999       1998
                                                               ----       ----       ----
                   Net operating loss carry forwards         $ 1,384    $ 4,475    $ 5,713
                   AMT tax credit                                176        176         38
                   R&D credit                                    320        720        818
                   Accrued expenses                              100         50        209
                   Allowance for doubtful accounts                54         97        151
                   Partnership basis                             970      1,054      1,318
                   Inventory reserve                              54         54         --
                   Property and equipment                          4          4         --
                                                             -------    -------    -------
         Total gross deferred tax assets                       3,064      6,630      8,247
         Less valuation allowance                             (2,322)    (4,638)    (5,159)
                                                             -------    -------    -------
         Net deferred tax assets                             $   742    $ 1,992    $ 3,088
                                                             =======    =======    =======
         Deferred tax liabilities:
                   Property and equipment                         --         --        163
                   Intangible assets, principally
                     due to amounts capitalized for
                     financial reporting purposes                742      1,992      2,925
                                                             -------    -------    -------
         Net deferred tax liabilities                            742      1,992      3,088
                                                             -------    -------    -------

         Total deferred taxes, net of valuation allowance    $    --    $    --    $    --
                                                             =======    =======    =======

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: INCOME TAXES, Continued

         At June 30, 2000, the Company has available, for state income tax purposes, net operating loss carry forwards of approximately $23.0 million expiring in varying amounts through 2015. Ultimate utilization of such net operating losses may be significantly curtailed if a significant change in ownership of the Company were to occur. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance of $2.3 million which reduced the deferred tax asset to zero at June 30, 2000.



Note 16: COMMITMENTS AND CONTINGENT LIABILITIES

         In October 1995, the Company entered into an exclusive license agreement whereby the Company received a license to sell a patented salt alternative in the United States. As a result, the Company is required to make royalty payments quarterly through 2007. In connection with this agreement, the Company recorded royalty expense of $0.4 million, $0.4 million, and $0.4 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. In addition, the Company has an exclusive license from the USDA for the duration of a patent that covers chromium picolinate and its uses. In connection with this agreement, the Company recorded royalty expense of $0.7 million, $0.6 million and $0.3 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. These royalty amounts are included in selling, general and administrative expenses in the statement of operations.

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

         Under operating leases, the Company leases certain office and laboratory space in the United States. These leases expire in the years 2001 to 2006. Payments under these leases were approximately $0.7 million in fiscal 2000, $0.4 million in fiscal 1999, $0.7 million in fiscal 1998. Future non-cancelable minimum payments under these leases are as follows (in thousands):

                              Year                Amount
                              ----                ------
                              2001                $   673
                              2002                    632
                              2003                    619
                              2004                    602
                              2005                    589
                        2006 and Thereafter           418
                                                  -------
                              Total                $3,533
                                                   ======

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: SUPPLEMENTAL CASH FLOW INFORMATION

             Supplemental disclosure of cash flow information (in               2000          1999        1998
               thousands):                                                      ----          ----        ----
                   Cash paid for interest                                      $  390        $  337      $  320
                   Cash paid for income taxes                                     382           217          19
             Supplemental schedule of non-cash financing activities:
                   Common stock issued for Nutrition 21 acquisition               --          1,118          --
                   Obligation for purchase of property & equipment                181           208          --
                   Obligation for N21 contingent payment                        3,143         2,855       2,747
                   Obligation for Lite Bites contingent payment                   441           438          --
                   Obligation related to Series C redemption                       --           250          --
                   Conversion of long-term debt to common stock                    --         1,000          --
                   Issuance of common stock for Series C redemption                --           345          --
                   Issuance of common stock for Series D redemption                --           105          --
                   Issuance of common stock for Series E conversion               304           592          --
                   Issuance of common stock for Series G conversion               121            --          --
                   Issuance of  Series G preferred stock for
                       Optimum Lifestyle, Inc. contingent payment.                828            --          --

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

                                                                     Schedule II



                           AMBI INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                 Additions
                                                  -----------------------------------------
                                       Balance                            Charged to                     Balance
                                      Beginning      Charged to              Other                       End of
Accounts                              of Period    Cost and Expense        Accounts      Deductions      Period
--------                              ---------    ----------------        --------      ----------      ------

($ in thousands)

Year ended June 30, 2000

Allowance for Doubtful Accounts        $  242               --                 --          $(108)           $  134
Deferred Tax Valuation Allowance       $4,638               --                 --        $(2,316)           $2,322


Year ended June 30, 1999

Allowance for Doubtful Accounts        $  377               --                 --          $(135)           $  242
Deferred Tax Valuation Allowance       $5,159               --                 --          $(521)           $4,638


Year ended June 30, 1998

Allowance for Doubtful Accounts        $  104            $ 273                 --             --            $  377
Deferred Tax Valuation Allowance       $5,745               --                 --          $(586)           $5,159

                          Independent Auditor's Report

The Board of Directors
AMBI Inc.:



         Under date of September 15, 2000, we reported on the consolidated balance sheets of AMBI Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG LLP


Stamford, Connecticut
September 15, 2000