Form 10-K405/A
period 2000-06-30
AMBI INC
filed 2000-09-28
CIK 744962

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $38,515,772 as of September 25, 2000.



The number of shares outstanding of Registrant's Common Stock as of September 25, 2000: 31,581,427.

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

*Based upon percent of net sales

Results of Operations

1. Year ended June 30, 2000 vs. Year ended June 30, 1999

Revenues


         Net sales for fiscal 2000 increased $5.4 million, or 20.0% to $32.3 million, compared to net sales of $26.9 million for fiscal 1999. The improvement in net sales is due to increased nutritional product sales of $2.9 million resulting from the January 1999 acquisition of the Lite Bite Business as well as a $2.4 million increase in ingredient sales.



         Other revenues for fiscal 2000 declined $0.9 million to $0.5 million, as compared to other revenues of $1.4 million for fiscal 1999. Fiscal 1999 included a $1.0 million non-refundable payment for the rights granted to the Whitehall-Robins Healthcare division of American Home Products Corporation (AHP) in accordance with the License, Option and Marketing Agreement entered into on October 8, 1998.

Cost of Sales


         Cost of sales for fiscal 2000 increased $1.0 million or 20.9% to $5.8 million compared to $4.8 million for fiscal 1999. The increase in cost of sales reflects the higher costs associated with the Company's Lite Bites nutritional products.


Gross Profit


         Gross profit for fiscal 2000 increased $3.5 million or 14.9% to $27.0 million compared to $23.5 million for fiscal 1999. The increase in gross profit is due to the full year's benefit of the Lite Bites Nutritional Products combined with the gross profit from the increased ingredient sales. Partially offsetting the improvement was a decline in other revenues of $0.9 million, as noted above.


Selling, General and Administrative


         Selling, general and administrative expense increased $0.9 million or 6.9% to $13.3 million in fiscal 2000 compared to $12.5 million in fiscal 1999. The increase is due primarily to marketing initiatives related to ingredient products as well as increased marketing and selling costs associated with the nutritional products business.


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

Operating Income


         Operating income increased $0.6 million or 8.8% to $7.0 million in fiscal 2000 compared to $6.5 million in fiscal 1999. The increased sales of ingredient and nutritional products, partially offset by increases in selling, general and administrative expense and amortization costs associated with the Lite Bite Business acquisition, were the primary reasons for the increase.


Interest Expense Net and Minority Interest


         Interest expense, net decreased $95 thousand or 45.7% to $113 thousand for fiscal 2000 compared to $208 thousand in fiscal 1999, due primarily to reduced debt levels and additional interest income earned on funds invested in interest-bearing deposits. Minority interest, net of tax of $9 thousand in fiscal 2000, is related to minority shareholder interest in NutritionU.com, our online nutrition education subsidiary.


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


         Other revenues for fiscal 1999 were $1.4 million, an increase of 105.6% compared to $0.7 million in fiscal 1998. The increase is comprised primarily of a non-refundable payment by AHP for the rights granted to AHP in accordance with the License, Option and Marketing Agreement entered into in September 1998, partially offset by a decrease of $0.3 million in revenue from pharmaceutical partners.


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

Research and Development


         Research and development expense declined $0.9 million, or 32.8% in fiscal 1999 compared to fiscal 1998. The decrease is attributable to the Company's decision to reduce research activities related to its infectious disease drug candidates.

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

Business Segments

         The Company operates in two business segments - Nutritional Products and Pharmaceutical Products.

Nutritional Products

1. Year ended June 30, 2000 vs. Year ended June 30, 1999


         Nutritional Product revenues increased $4.9 million, or 17.8% to $32.2 million compared to $27.4 million in fiscal 1999. The increase in revenues is due to increased nutritional product sales of $2.9 million resulting from the January 1999 acquisition of the Lite Bites Business; as well as a $2.4 million increase in ingredient product sales, partially offset by reduced revenues of $0.4 million due to the sale of the Company's Wipe Out Dairy Wipes business in December 1999.



         Nutritional Products operating income was $7.0 million in fiscal 2000, an increase of $0.4 million or 5.6% compared to $6.6 million in fiscal 1999. The increase is primarily due to the full year's benefit resulting from the acquisition of the Lite Bites Business, as well as increased sales of ingredient products. Partially offsetting these increases were higher selling, general and administrative expense as well as increased amortization costs resulting from the acquisition of the Lite Bites Business.



2. Year ended June 30, 1999 vs. Year ended June 30, 1998


         Nutritional Products revenues were $27.4 million in fiscal 1999, an increase of 44.3% compared to $19.0 million in fiscal 1998. The increase in revenues is due to increased ingredient sales of $4.0 million from the August 1997 acquisition of Nutrition 21, combined with product sales of $3.1 million from the January 1999 acquisition of the Lite Bites Business, and other revenue primarily attributable to fees and royalties from AHP.



         Nutritional Products operating income was $6.6 million in fiscal 1999, an increase of 208.6% compared to $2.1 million in fiscal 1998. The increase is primarily due to the acquisition of the Lite Bites Business, increased sales of ingredients, and other revenue primarily attributable to fees and royalties from AHP. Partially offsetting these increases were higher selling, general and administrative expense, as well as increased amortization costs resulting from the acquisition of the Lite Bites Business.


Pharmaceutical Products


1. Year ended June 30, 2000 vs. Year ended June 30, 1999


         Pharmaceutical Products revenues were $0.6 million in fiscal 2000, a decrease of $0.3 million compared to $0.9 million in fiscal 1999. The decrease in revenues is due to reduced sales of nisin-based animal health products resulting from the sale of the nisin-based animal health product line in December, 1999.



         Pharmaceutical Products operating income was $63 thousand in fiscal 2000, an increase of $0.2 million compared to an operating loss of $139 thousand in fiscal 1999. The increase is primarily due to reduced costs in the Company's nisin-based animal health product line, as well as increased sales of the Company's lysostaphin products.


2. Year ended June 30, 1999 vs. Year ended June 30, 1998


         Pharmaceutical Products revenues were $0.9 million in fiscal 1999, a decrease of 47.4% compared to $1.8 million in fiscal 1998. The decrease in revenues is due to non-recurrence of $0.6 million of revenues from pharmaceutical partners received during fiscal 1999 and from reduced sales of nisin-based animal health products.



         Pharmaceutical Products operating loss was $139 thousand in fiscal 1999, a reduction of $0.5 million compared to an operating loss of $0.7 million in fiscal 1998. The reduction in operating loss is primarily due to a reduction in research and development expenses associated with the Company's pharmaceutical products, partially offset by the decrease in revenues.


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


         Net cash used in investing activities for fiscal 2000 was $4.2 million compared to $10.3 million for fiscal 1999. The improvement is due primarily to cash proceeds of $0.5 million from the sale of the Wipe Out(TM) Dairy Wipes product line in fiscal year 2000; non-recurrence of payments for the purchase of the Lite Bites business partially offset by increased contingent payments to the former owners of Nutrition 21 and the Lite Bites Business.

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


         In accordance with the Purchase Agreement for the acquisition of Nutrition 21, the Company recorded on its balance sheet at June 30, 2000, a current liability of $3.1 million for the contingent payment due in September 2000 to the former owners of Nutrition 21 as provided for in the purchase agreement. On September 30, 1999, the Company paid the former owners of Nutrition 21 approximately $3.6 million, representing the full amount of the contingent payment due for the 12-month period September 1998 through August 1999. The Company utilized cash generated from operations to satisfy the contingent payment.


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


         The Company has substantially utilized it's federal tax loss carryforwards, and therefore it is expected that its effective tax rate will increase significantly from 7.5% in fiscal 2000 to a statutory federal tax rate of 34% in addition to state income taxes, thereby reducing net income and earnings per share in future periods as well as affecting comparisons with prior periods.




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

                                                    By:  /s/ Fredric D. Price
                                                    Fredric D. Price, President,
                                                    CEO and Director


Dated: September 28, 2000



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of September 28, 2000 by the following persons on behalf of Registrant and in the capacities indicated.


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

                           AMBI INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: SEGMENT REPORTING, Continued

         A summary of business data for the Company's reportable segments for the fiscal years 2000, 1999, 1998 follows.

         Information by business segment (in thousands):


                                           2000        1999         1998
                                           ----        ----         ----
         Revenues
         Nutritional Products            $ 32,224    $ 27,356    $ 18,963
         Pharmaceutical Products              590         945       1,795
                                         --------    --------    --------
                                         $ 32,814    $ 28,301    $ 20,758
                                         ========    ========    ========
         Operating Income (Loss)
         Nutritional Products            $  6,978    $  6,608    $  2,141
         Pharmaceutical Products               63        (139)       (674)
                                         --------    --------    --------
                                         $  7,041    $  6,469    $  1,467
                                         ========    ========    ========
         Depreciation and Amortization
         Nutritional Products            $  3,918    $  2,658    $  1,447
         Pharmaceutical Products              151         149         128
                                         --------    --------    --------
                                         $  4,069    $  2,807    $  1,575
                                         ========    ========    ========
         Segment Assets
         Nutritional Products            $ 39,479    $ 32,427    $ 18,436
         Pharmaceutical Products            1,606       2,114       2,299
                                         --------    --------    --------
                                         $ 41,085    $ 34,541    $ 20,735
                                         ========    ========    ========
         Capital Expenditures
         Nutritional Products            $    194    $    443    $    216
         Pharmaceutical Products               --          --          --
                                         --------    --------    --------
                                         $    194    $    443    $    216
                                         ========    ========    ========


         Information by geographic segment (in thousands):

         Geographic information about the Company's revenues, which is based on the location of the buying organization, is presented below:

                                         2000      1999      1998
                                         ----      ----      ----
         Revenues
         United States                 $31,533   $28,301   $20,758
         United Kingdom                  1,281        --        --
                                       -------   -------   -------
                                       $32,814   $28,301   $20,758
                                       =======   =======   =======
         Property and Equipment, net
         United States                 $   734   $ 1,066   $   914
         United Kingdom                     --        --        --
                                       -------   -------   -------
                                       $   734   $ 1,066   $   914
                                       =======   =======   =======

         Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes:

                                                    2000     1999      1998
                                                    ----     ----      ----

                  Total segment operating income   $7,041   $6,469   $1,467
                  Other, net                           37      122      299
                                                   ------   ------   ------
                  Income before income taxes       $7,004   $6,347   $1,168
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