Form 10-Q
period 2000-09-30
AMBI INC
filed 2000-11-07
CIK 744962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                    FORM 10-Q

For Quarter Ended:                                            September 30, 2000


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

                          YES  __X__       NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.005           31,266,019 shares as of October 31, 2000
-----------------------------           ----------------------------------------

                            AMBI INC. & SUBSIDIARIES

                                      INDEX


PART I    FINANCIAL INFORMATION                                           PAGE
------    ---------------------                                           ----

ITEM 1    Consolidated Financial Statements (unaudited)


          Consolidated Balance Sheets at September 30, 2000
             and June 30, 2000                                              3


          Consolidated Statements of Operations for the three
             months ended September 30, 2000 and l999                       5


          Consolidated Statement of Stockholders' Equity for
             the three months ended September 30, 2000                      6


          Consolidated Statements of Cash Flows for the three
             months ended September 30, 2000 and 1999                       7


          Notes to Consolidated Financial Statements                        8


ITEM 2    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 11


PART II   OTHER INFORMATION
-------   -----------------

ITEM 1    Legal Proceedings                                                15

ITEM 2    Changes in Securities and Use of Proceeds                        15

ITEM 6    Exhibits and Reports on Form 8-K                                 15

ITEM 7a   Quantitative and Qualitative Disclosures
          About Market Risk                                                15

                            AMBI INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                             September 30,          June 30,
                                                                                 2000                 2000
                                                                             -------------          --------
                                                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $ 8,456              $ 8,488
   Accounts receivable (less allowance for doubtful
      accounts of $93 at September 30, 2000 and $134 at
      June 30, 2000)                                                             3,935                4,587
   Other receivables                                                               694                  464
   Inventories                                                                   1,272                1,382
   Prepaid expenses and other current assets                                       607                  717
                                                                               -------              -------

          Total current assets                                                  14,964               15,638

Property and equipment, net                                                        750                  734
Patents and trademarks (net of accumulated
   amortization of $8,845 at September 30, 2000
   and $7,843 at June 30, 2000)                                                 21,767               21,711
Goodwill (net of accumulated amortization of
   $543 at September 30, 2000 and $449 at
   June 30,  2000)                                                               2,615                2,640
Other assets                                                                     1,027                  362
                                                                               -------              -------
TOTAL ASSETS                                                                   $41,123              $41,085
                                                                               =======              =======



See accompanying notes to consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                             September 30,        June 30,
                                                                                 2000               2000
                                                                             -------------       ---------
                                                                              (unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                            $ 1,500            $ 1,500
  Accounts payable and accrued expenses                                          3,425              4,039
  Contingent payments payable                                                    4,640              3,584
  Preferred dividends payable                                                       29                 29
                                                                               -------           --------
        Total current liabilities                                                9,594              9,152

Long-term debt                                                                     750              1,125

Other long-term obligations                                                        147                153
                                                                               -------           --------

TOTAL LIABILITIES                                                               10,491             10,430
                                                                               -------           --------
Commitments and contingent liabilities

REDEEMABLE PREFERRED STOCK:

Series E convertible preferred, 1,500 shares issued: 476
   shares outstanding at September 30, 2000
   and June 30, 2000, respectively (aggregate liquidation
   value Series E $488)                                                            389                389

Series F convertible preferred, 575 shares issued: 343 shares outstanding at September 30, l999 and June 30, 2000,
   respectively (aggregate liquidation value Series F $352)                        287                287

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares

Series G convertible preferred, 828 shares issued, 663 shares outstanding at September 30, 2000 and June 30, 2000
   (aggregate liquidation value $671)                                             663                663

Common stock, $0.005 par value, authorized 65,000,000
   shares; and 31,581,427 shares issued and outstanding at
   September 30, 2000 and June 30, 2000, respectively                             158                158

Additional paid-in capital                                                     62,291             62,291

Accumulated deficit                                                           (33,156)           (33,133)
                                                                              -------           --------

TOTAL STOCKHOLDERS' EQUITY                                                    $29,956            $29,979
                                                                              -------            -------
TOTAL LIABILITIES, REDEEMABLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY                                             $41,123            $41,085
                                                                              =======            =======

See accompanying notes to consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                Three Months Ended
                                                                   September 30,
                                                             2000                1999
                                                            -------            --------
Net sales                                                   $ 5,256             $ 8,297
Other revenues                                                1,647                 127
                                                            -------             -------

REVENUES                                                      6,903               8,424

Cost of goods sold                                            1,432               1,530
                                                            -------             -------

GROSS PROFIT                                                  5,471               6,894

Selling, general & administrative expense                     3,319               3,450
Research and development expense                              1,053                 293
Depreciation and amortization                                 1,175                 929
                                                            -------             -------

OPERATING INCOME (LOSS)                                         (76)              2,222

Interest income                                                 134                  68
Interest expense                                                 76                 121
Other income, net                                                27                  --
                                                            -------             -------

INCOME BEFORE INCOME TAXES                                        9               2,169

Income taxes                                                      3                 165
                                                            -------             -------

NET INCOME                                                     $  6             $ 2,004
                                                             ======             ========

Basic earnings (loss) per share                              $(0.00)              $0.07
                                                             =======              =====

Diluted earnings (loss) per share                            $(0.00)              $0.06
                                                             ======               =====

Weighted average number of common shares - basic         31,581,427          30,459,294
                                                         ==========          ==========

Weighted average number of common shares and
   equivalents - diluted                                 31,581,427          32,116,198
                                                         ==========          ==========



See accompanying notes to consolidated financial statements.

                           AMBI INC. & SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)



                                                                              Additional
                                     Preferred Stock                            Paid-In       Accumulated
                                         Series G           Common Stock        Capital         Deficit           Total
                                    Shares        $       Shares         $         $               $                $
                                    ------      ----      ------       ----    --------       -----------         ------
Balance at June 30, 2000              663        663    31,581,427      158      62,291         (33,133)          29,979

Preferred stock dividends
declared                               --         --            --       --          --             (29)             (29)

Net income for the period              --         --            --       --          --               6                6
                                    -----      -----    ----------     ----     -------        --------          -------

Balance at Sept. 30, 2000             663       $663    31,581,427     $158     $62,291        $(33,156)         $29,956
                                    =====      =====    ==========     ====     =======        ========          =======



          See accompanying notes to consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                  2000               1999
                                                                                --------           --------
Cash flows from operating activities:
  Net income                                                                    $      6            $ 2,004
  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                 1,175                929
     Nutrition 21 consulting expense                                                  --                 51
     Changes in assets and liabilities
       Decrease/(increase) in accounts receivable                                    652               (574)
       (Increase) in other receivables                                              (230)              (119)
       Decrease in inventories                                                       110                376
       Decrease in prepaid and other current assets                                  110                 73
       (Increase) in other assets                                                   (665)              (138)
       (Decrease) in accounts payable and accrued expenses                          (620)            (1,267)
                                                                                --------            -------
          Net cash provided by operating activities                                  538              1,335
                                                                                --------            -------

Cash flows from investing activities:
  Contingent payments for acquisitions                                                --             (3,434)
  Purchases of property and equipment                                                (85)               (22)
  Payments for patents and trademarks                                                (81)              (127)
                                                                                --------            -------
          Net cash (used in) investing activities                                   (166)            (3,583)
                                                                                --------            -------

Cash flows from financing activities:
  Capital lease obligation repayments                                                 --                (34)
  Debt repayments                                                                   (375)              (382)
  Proceeds from exercise of options & warrants                                        --                219
  Preferred stock dividends paid                                                     (29)                --
                                                                                --------            -------
          Net cash (used in) financing activities                                   (404)              (197)
                                                                                --------            -------

Net decrease in cash and cash equivalents                                            (32)            (2,445)
Cash and cash equivalents at beginning of period                                   8,488              4,458
                                                                                --------            -------
Cash and cash equivalents at end of period                                      $  8,456            $ 2,013
                                                                                ========            =======




See accompanying notes to consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1   BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statement reporting and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

         Certain reclassifications have been made to the prior period balances in order to conform to the current period presentation.



Note 2   INVENTORIES
         -----------

         The components of inventories at September 30, 2000 and June 30, 2000 were:

                                                 September 30,      June 30,
                                                    2000              2000
                                                 -------------      ---------
                      Raw materials                $   269           $   493
                      Finished goods                 1,003               889
                                                   -------           -------
                      Total inventories            $ 1,272           $ 1,382
                                                   =======           =======



Note 3   REDEEMABLE PREFERRED STOCK
         --------------------------

         During the quarter ended September 30, 2000, there were no conversions of the Company's Series E, F or G Preferred Stock.

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4   EARNINGS PER SHARE
         ------------------

         Basic and diluted earnings per share:

                                                          Three Months Ended
                                                             September 30,
                                                          2000           1999
                                                          ----           ----

             Net income                                   $    6         $2,004
             Preferred stock dividends                       (29)           (21)
                                                          ------         ------
             Net income (loss) attributable to
                common stockholders                       $  (23)        $1,983
                                                          ======         ======

             Basic earnings (loss) per share              $(0.00)         $0.07
                                                          ======         ======

             Weighted average number of common
               shares                                 31,581,427     30,459,294
                                                      ==========     ==========

             Net income (loss) attributable to
                common shareholders                         $(23)        $1,983
             Preferred stock dividends                        --             21
                                                          ------         ------
             Net income (loss) available to common
               shareholders after giving effect to
               dilution                                     $(23)        $2,004
                                                           =====         ======

             Diluted earnings (loss) per share            $(0.00)         $0.06
                                                          ======          =====

             Weighted average number of common
                shares and equivalents                31,581,427     32,116,198
                                                      ==========     ==========

         Diluted loss per share for the quarter ended September 30, 2000, does not reflect the incremental shares from the assumed conversion of the preferred stock, as the effect of such inclusion would be to reduce the loss per share. The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been anti-dilutive is as follows:

                                                         2000           1999
                                                        ------         ------

             Convertible preferred stock               919,396           --



Note 5   COMPREHENSIVE INCOME
         --------------------

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

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6   SEGMENT REPORTING
         -----------------

         A summary of business data for the Company's reportable segments is as follows:

         Information by business segment (in thousands):

                                                      Three Months Ended
                                                         September 30,
                                                      2000           1999
                                                      ----           ----
                 Revenues
                 --------
                 Nutritional Products               $ 6,840        $ 8,203
                 Pharmaceutical Products                 63            221
                                                    -------        -------

                                                    $ 6,903        $ 8,424
                                                    =======        =======
                 Operating Income (Loss)
                 -----------------------
                 Nutritional Products                 $ (92)       $ 2,172
                 Pharmaceutical Products                 16             50
                                                      -----        -------

                                                      $ (76)       $ 2,222
                                                      =====        =======

         The operations of the Company are principally in the United States.



Note 7   SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                              Three Months Ended
                                                                 September 30,
                                                              2000          1999
                                                              ----          ----

           Supplemental disclosure of cash flow
            information:
              Cash paid for interest                           $ 71        $  80
              Cash paid for income taxes                         80          247

           Supplemental schedule of non-cash financing
            activities:
              Obligation for purchase of property &
                equipment                                      $192        $209
              Issuance of warrants                               --        $ 63
              Obligation for N21 contingent payment            $804        $999
              Obligation for Lite Bites contingent payment     $252        $252
              Issuance of common stock for series E
                conversion                                     $ --        $249

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

           The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

           General

           The Company's revenues have been primarily derived from the sale of nutrition products to manufacturers of vitamin and mineral supplements and sales of nutrition bars and other related dietary supplement products marketed under the trademark "Lite Bites" (the "Lite Bites Business"). The Company has, in addition, received royalty income from users of its patented technology.

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


           Results of Operations

           Revenues
           --------

           Net sales for the three months ended September 30, 2000 were $5.3 million, a decrease of $3.0 million when compared to $8.3 million for the same period a year ago. The decrease in net sales is due primarily to reductions in the selling price of chromium picolinate subsequent to the expiration of a composition-of-matter patent in August 2000.

           Other revenues of $1.6 million for the three months ended September 30, 2000, were comprised of license and royalty revenues of $0.1 million earned from the Whitehall-Robins Healthcare division of American Home Products Corporation in accordance with the License, Option and Marketing Agreement entered into on October 8, l999, as well as $1.5 million of license fees earned from Biosynexus Incorporated in accordance with the License Agreements entered into on August 2, 2000.

           Cost of goods sold
           ------------------

           Cost of goods sold for the three months ended September 30, 2000 were $1.4 million, a slight decrease when compared to $1.5 million in the same period a year ago. The decrease in cost of goods sold is attributable to cost improvements in nutrition products. Gross margin of 72.8% for the three months ended September 30, 2000 was 8.8 percentage points lower than the comparable period a year earlier. The decrease in the gross margin percentage is due to the decrease in selling price of chromium picolinate.

           Selling, general and administrative expenses (SG&A)
           ---------------------------------------------------

           SG&A expense for the three-month period ended September 30, 2000, was $3.3 million, compared to $3.5 million for the same period a year earlier. The decrease is due to reductions in marketing and administrative expenses of $0.7 million offset by a non-recurring charge of $0.5 million related to the departure of the Company's previous CEO.

                                                             15
Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Continued)

           Research and development expenses
           ---------------------------------

           Research costs of $1.1 million for the three-month period ended September 30, 2000, increased $0.7 million compared to $0.3 million for the same period a year earlier. The increase is primarily attributable to $0.6 million of expense for NutritionU.com, the Company's online nutrition education internet company, as well as additional research costs of $0.2 million related to the Lite Bites Business.

           Operating Income
           ----------------

           The Company's operating loss of $76 thousand for the three-month period ended September 30, 2000, was $2.3 million less than the operating income of $2.2 million for the same period a year earlier. The price reductions offered to the Company's chromium picolinate customers, the continued funding of NutritionU.com and the non-recurring charges recorded in the quarter were the contributing factors. Partially offsetting the contributing factors were license fees of $1.5 million earned from Biosynexus Incorporated in accordance with the License Agreements entered into on August 2, 2000.

           Interest income, net
           --------------------

           Interest income, net of interest expense, of $58 thousand for the three-month period ended September 30, 2000, was $0.1 million higher than the comparable period a year ago. The increased level of funds invested in interest-bearing deposits in the quarter ended September 30, 2000 was the contributing factor.

           Income taxes
           ------------

           Income taxes for the three-month period ended September 30, 2000 were $3 thousand compared to $0.2 million in the comparable period a year earlier. For the quarter ended September 30, 2000, the Company applied an effective tax rate of 35.5%, which is greater than the comparable period a year earlier due to the utilization of all its federal tax loss carry forwards in earlier periods.

           Quarterly Variations
           --------------------

           On a quarter-to-quarter basis, the Company's sales and income may vary widely as a result of various factors. Such factors may include customers placing orders in anticipation of a price increase, customers adjusting finished goods inventory and planned variations in product pricing, marketing, promotion and product development expenses. As a result, the Company may report sales increases or declines and/or income gains or losses for a particular quarter that may not reflect end-customer usage of the Company's products.

           Business Segments
           -----------------

           The Company operates in two business segments - Nutritional Products and Pharmaceutical Products.

           Nutritional Products
           --------------------

           Nutritional product revenues were $6.8 million for the quarter ended September 30, 2000, a decrease of $1.4 million when compared to the same period a year ago. The decrease in revenues is primarily due to price reductions offered to our ingredient product customers partially offset by license fees earned from Biosynexus Incorporated in accordance with the License Agreements entered into on August 2, 2000.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Continued)


           Nutritional Products operating loss for the quarter ended September 30, 2000 was $92 thousand, a decrease of $2.3 million compared to $2.2 million of operating income for the same period a year ago. The decrease in net sales of the ingredient products, the continued funding of NutritionU and non-recurring charges, were the contributing factors. Partially offsetting these decreases were license fees earned in the quarter.

           Pharmaceutical Products
           -----------------------

           Pharmaceutical products revenues were $63 thousand for the quarter ended September 30, 2000, a decrease of $0.2 million compared to the same period a year ago. The decrease is attributable to reduced animal health related sales.

           Pharmaceutical products operating income was $16 thousand for the quarter ended September 30, 2000, compared to $50 thousand for the same period a year ago. The decline is primarily due to reduced sales of nisin-based animal health products.

           Liquidity and Capital Resources

           Cash and cash equivalents at September 30, 2000 were $8.5 million compared to $8.5 million at June 30, 2000. As of September 30, 2000, the Company had a working capital surplus of $5.4 million compared to a $6.5 million surplus as of June 30, 2000.

           During the three month period ended September 30, 2000, cash provided by operations was $0.5 million, compared to $1.3 million for the three-month period ended September 30, 1999. The decrease is due primarily to lower profitability.

           Cash used in investing activities for the three months ended September 30, 2000 was $0.2 million compared to $3.6 million for the comparable period a year ago. Contingent payments for acquisitions, which were due September 30, 2000 of $3.6 million, will be disbursed in the second quarter of fiscal 2001.

           Cash used in financing activities for the three-month period ended September 30, 2000 was $0.4 million compared to cash provided by financing certificates of $0.2 million for the comparable period a year ago. The lack of proceeds from the exercise of options and warrants in the quarter ended September 30, 2000, accounted for the decrease.

           The Company's primary sources of financing are cash generated from continuing operations and a $4.0 million revolving line of credit with Citizens Bank of Massachusetts (successor in interest to loans originally issued to the Company by State Street Bank and Trust Company). At September 30, 2000, the availability under the revolving line of credit was $2.6 million. At September 30, 2000, the Company had no borrowings under this line.

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
           Results of Operations (Continued)


           Year 2000 Readiness Disclosure


           The Company completed the implementation of Year 2000 readiness of its critical operational and administrative software during the month of August 1999. As of September 30, 2000, the Company has not experienced any disruptions due to Year 2000 issues.


           Recently Issued Accounting Standards
           ------------------------------------

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

           In June 2000, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company applied the provisions of SFAS No. 133 during the quarter ended September 30, 2000. The implementation had no impact on financial position or results of operations during the quarter.

           The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" on December 3, 1999, SAB No. 101A on March 24, 2000, SAB No. 101B on June 26, 2000 and a document issued on October 12, 2000 responding to frequently asked questions (FAQ) regarding accounting standards related to revenue recognition and SAB No. 101. SAB No. 101 sets forth the views of the issues as well as certain industry-specific guidance. We are required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B no later than the fourth fiscal quarter of the fiscal year 2001. The effect of the change would be recognized as a cumulative effect of a change in accounting principle as of July 1, 2000. Prior year financial statements will not be restated. We have not yet made a determination of the impact of this accounting guidance on our financial position or results from operations, and are considering guidance from the SEC's recently issued FAQ on SAB No. 101.

                           PART II - OTHER INFORMATION





Item 1  -  Legal Proceedings

            The company in the ordinary course of its business has brought several patent infringement actions against companies that it believes have sold chromium picolinate in violation of the Company's patent rights. As of this date, various actions are ongoing, and the Company intends to vigorously protect its proprietary rights.




Item 6  -  Exhibits and Reports on Form 8-K

           (a) Exhibits

               Exhibit 27 - Financial Data Schedule

           (b) Reports

               There were no reports on Form 8-K filed by the Company during this fiscal quarter.



Item 7a  -  Quantitative and Qualitative Disclosures About Market Risk


            Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices. The Company's existing term loan with Citizens Bank of Massachusetts bears interest at a rate equal to the prime lending rate plus one percent. As a result, the Company does have exposure to changes in interest rates. For example, if interest rates increase by one percentage point from current levels, the Company would incur incremental interest expense of $15 thousand through the scheduled maturity of the term loan on February 1, 2002.

                             AMBI INC.& SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMBI INC.
                                                ----------
                                                Registrant





Date:  November 7, 2000          By:  /S/ Gail Montgomery
                                      ------------------------------------------
                                      Gail Montgomery
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                      /S/ Gerald A. Shapiro
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)