Form 10-Q
period 2000-12-31
AMBI INC
filed 2001-02-14
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                    FORM 10-Q

For Quarter Ended:                                             December 31, 2000



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

                                 YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Par Value $.005          31,266,019 shares as of December 31, 2000
-----------------------------          -----------------------------------------

                            AMBI INC. & SUBSIDIARIES

                                      INDEX


PART I   FINANCIAL INFORMATION                                              PAGE
------   ---------------------                                              ----

ITEM 1   Consolidated Financial Statements (unaudited)


         Consolidated Balance Sheets at December 31, 2000
            and June 30, 2000                                                 3


         Consolidated Statements of Operations for the three
            and six months ended December 31, 2000 and l999                   5


         Consolidated Statement of Stockholders' Equity for
            the six months ended December 31, 2000                            6


         Consolidated Statements of Cash Flows for the six
            months ended December 31, 2000 and 1999                           7


         Notes to Consolidated Financial Statements                           8


ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       12


PART II  OTHER INFORMATION
-------  -----------------

ITEM 1   Legal Proceedings                                                   17

ITEM 6   Exhibits and Reports on Form 8-K                                    17

ITEM 7a  Quantitative and Qualitative Disclosures About Market Risk          17

                            AMBI INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data))



                                                         December 31,  June 30,
                                                            2000         2000
                                                         ----------   ----------
                                                         (unaudited)   (Note 1)
ASSETS

Current assets:

      Cash and cash equivalents                          $    3,965   $    8,488

      Accounts receivable (less allowance for doubtful
         accounts of $93 at December 31, 2000 and $134
         at June 30, 2000)                                    3,281        4,587

      Other receivables                                         551          464

      Inventories                                             1,136        1,382

      Prepaid expenses and other current assets                 800          717
                                                         ----------   ----------

          Total current assets                                9,733       15,638

Property and equipment, net                                     730          734

Patents and trademarks (net of accumulated
   amortization of $9,221 at December 31, 2000
   and $7,843 at June 30, 2000)                              18,765       19,502

Goodwill (net of accumulated amortization of
   $644 at December 31, 2000 and $449 at
   June 30, 2000)                                             5,232        4,849

Other assets                                                    340          362
                                                         ----------   ----------

TOTAL ASSETS                                             $   34,800   $   41,085
                                                         ==========   ==========


See accompanying notes to consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                 December 31,   June 30,
                                                                    2000          2000
                                                                 ----------    ----------
LIABILITIES, REDEEMABLE PREFERRED STOCK                          (unaudited)    (Note 1)
  AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                           $    1,500    $    1,500
     Accounts payable and accrued expenses                            2,756         4,039
     Contingent payments payable                                      1,315         3,584
     Preferred dividends payable                                         27            29
                                                                 ----------    ----------
           Total current liabilities                                  5,598         9,152

Long-term debt                                                          375         1,125

Other long-term obligations                                             137           153
                                                                 ----------    ----------

TOTAL LIABILITIES                                                     6,110        10,430
COMMITMENTS AND CONTINGENT LIABILITIES                           ----------    ----------


REDEEMABLE PREFERRED STOCK:

Series E convertible preferred, 1,500 shares
     issued: 476 shares outstanding at
     December 31, 2000 and June 30, 2000,
     respectively (aggregate liquidation value-$488)                    389           389

Series F convertible preferred, 575 shares issued: 343 shares outstanding at December 31, 2000 and June 30, 2000,
     respectively (aggregate liquidation value - $352)                  287           287

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares

Series G convertible preferred, 828 shares issued, 663 shares outstanding at December 31, 2000 and June 30, 2000
     (aggregate liquidation value - $671)                               663           663

Common stock, $0.005 par value, authorized 65,000,000 shares;
     31,266,019 and 31,581,427shares issued and outstanding at
     December 31, 2000 and June 30, 2000, respectively                  156           158

Additional paid-in capital                                           62,293        62,291

Accumulated deficit                                                 (35,098)      (33,133)
                                                                 ----------    ----------

TOTAL STOCKHOLDERS' EQUITY                                           28,014        29,979
                                                                 ----------    ----------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY                                $   34,800    $   41,085
                                                                 ==========    ==========

See accompanying notes to consolidated financial statements

                            AMBI INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                    Three Months Ended      Six Months Ended
                                                       December 31,           December 31,
                                                   --------------------   --------------------
                                                     2000        1999       2000        1999
                                                   --------    --------   --------    --------
Net sales                                          $  4,410    $  9,699   $  9,666    $ 17,996
Other revenues                                          200         126      1,847         253
                                                   --------    --------   --------    --------

REVENUES                                              4,610       9,825     11,513      18,249

Cost of goods sold                                      957       1,485      2,389       3,015
                                                   --------    --------   --------    --------

GROSS PROFIT                                          3,653       8,340      9,124      15,234

Research and development expenses                       728         563      1,961         969
Selling, general & administrative expenses            2,408       3,832      5,547       7,169
Depreciation and amortization                           665         987      1,840       1,916
Restructuring and other charges                       2,448          --      2,448          --
                                                   --------    --------   --------    --------

OPERATING (LOSS) INCOME                              (2,596)      2,958     (2,672)      5,179

Interest income                                          64          41        198         109
Interest expense                                         65         118        141         238
Other income, net                                       204          52        231          52
                                                   --------    --------   --------    --------

(LOSS) INCOME BEFORE INCOME TAXES                    (2,393)      2,933     (2,384)      5,102

Income taxes (benefit)                                 (479)        220       (475)        385
                                                   --------    --------   --------    --------

NET (LOSS) INCOME                                  $ (1,914)   $  2,713   $ (1,909)   $  4,717
                                                   ========    ========   ========    ========

Basic (loss) earnings per share                    $  (0.06)   $   0.09   $  (0.06)   $   0.15
                                                   ========    ========   ========    ========

Diluted (loss) earnings per share                  $  (0.06)   $   0.09   $  (0.06)   $   0.15
                                                   ========    ========   ========    ========

Weighted average number of common shares - basic     31,273      30,525     31,427      30,492
                                                   ========    ========   ========    ========
Weighted average number of common shares
 and equivalents - diluted                           31,299      31,521     31,549      31,807
                                                   ========    ========   ========    ========

See accompanying notes to consolidated financial statements

                            AMBI INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)


                                      Preferred Stock                                 Additional
                                         Series G                 Common Stock          Paid-In    Accumulated
                                 ------------------------    -----------------------    Capital      Deficit        Total
                                   Shares          $           Shares         $            $            $             $
                                 ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance at June 30, 2000                663    $      663    31,581,427   $      158   $   62,291   $  (33,133)   $   29,979

Preferred stock dividends
declared                                 --            --            --           --           --          (56)          (56)

Cancellation of stock exercise                                 (315,408)          (2)           2

Net loss for the period                  --            --            --           --           --       (1,909)       (1,909)
                                 ----------    ----------    ----------   ----------   ----------   ----------    ----------

Balance at Dec. 31, 2000                663    $      663    31,266,019   $      156   $   62,293   $  (35,098)   $   28,014
                                 ==========    ==========    ==========   ==========   ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Six Months Ended
                                                                December 31,
                                                             ------------------
                                                               2000       1999
                                                             -------    -------
Cash flows from operating activities:
    Net (loss) income                                        $(1,909)   $ 4,717
    Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
         Depreciation and amortization                         1,840      1,916
         Nutrition 21 consulting expense                          --        100
         Loss on disposal of equipment                            --         11
         Gain on sale of product line                             --        (39)
         Changes in operating assets and liabilities:
             Accounts receivable                               1,306     (1,914)
             Other receivables                                   (87)       270
             Inventories                                         246       (187)
             Prepaid and other current assets                    (83)       110
             Other assets                                         22       (147)
             Accounts payable and accrued expenses            (1,132)        63
                                                             -------    -------
                  Net cash provided by operating activities      203      4,900
                                                             -------    -------

Cash flows from investing activities:
    Contingent payments for acquisitions                      (3,650)    (3,568)
    Purchases of property and equipment                         (133)       (79)
    Payments for patents and trademarks                         (138)      (221)
    Proceeds from sale of assets                                   3        404
                                                             -------    -------
                  Net cash used in investing activities       (3,918)    (3,464)
                                                             -------    -------

Cash flows from financing activities:
    Capital lease obligation repayments                           --        (63)
    Debt repayments                                             (750)      (750)
    Proceeds from exercise of options and warrants                --        350
    Preferred stock dividends paid and declared                  (58)       (21)
                                                             -------    -------
                  Net cash used in financing activities         (808)      (484)
                                                             -------    -------

Net (decrease)/increase in cash and cash equivalents          (4,523)       952
Cash and cash equivalents at beginning of period               8,488      4,458
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 3,965    $ 5,410
                                                             =======    =======

See accompanying notes to consolidated financial statements.

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)


Note 1   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

         The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended June 30, 2000.

         Certain reclassifications have been made to the prior period amounts in order to conform to the current period presentation.

Note 2   SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

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

Note 3   INVENTORIES

         The components of inventories at December 31, 2000 and June 30, 2000 were:

                                              December 31,        June 30,
                                                 2000               2000
                                               -------            -------
               Raw materials                   $   252            $   493
               Finished goods                      884                889
                                               -------            -------
               Total inventories               $ 1,136            $ 1,382
                                               =======            =======

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)


Note 4   REDEEMABLE PREFERRED STOCK

         During  the  six  months  ended  December  31,  2000,   there  were  no
         conversions of the Company's Series E, F or G Preferred Stock


Note 5   (LOSS) EARNINGS PER SHARE

         Basic and diluted (loss) earnings per share:

                                                      Three months ended               Six months ended
                                                          December 31,                   December 31,
                                                 ----------------------------    ----------------------------
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
         Net (loss) income                       $     (1,914)   $      2,713    $     (1,909)   $      4,717
         Preferred stock dividends                        (27)            (20)            (56)            (41)
                                                 ------------    ------------    ------------    ------------
         Net (loss) income attributable to
         common stockholders                     $     (1,941)   $      2,693    $     (1,965)   $      4,676
                                                 ============    ============    ============    ============

         Basic (loss) earnings per share         $      (0.06)   $       0.09    $      (0.06)   $       0.15
                                                 ============    ============    ============    ============

         Weighted average number of common
         shares                                    31,272,876      30,525,106      31,427,151      30,492,200
                                                 ============    ============    ============    ============

         Net (loss) income attributable to
         common shareholders                     $     (1,941)   $      2,693    $     (1,965)   $      4,676
         Preferred stock dividends                         --              20              --              41
                                                 ------------    ------------    ------------    ------------
         Net (loss) income available to common
         shareholders after giving effect to
         dilution                                $     (1,941)   $      2,713    $     (1,965)   $      4,717
                                                 ============    ============    ============    ============

         Diluted (loss) earnings per share       $      (0.06)   $       0.09    $      (0.06)   $       0.15
                                                 ============    ============    ============    ============

         Weighted average number of common
         shares and equivalents                    31,299,304      31,520,754      31,548,775      31,806,619
                                                 ============    ============    ============    ============

         Diluted loss per share for the three and six month periods ended December 31, 2000, does not reflect the incremental shares from the assumed conversion of the preferred stock, as the effect of such inclusion would be to reduce the loss per share. The weighted average shares of dilutive securities that would have been used to calculate diluted EPS had their effect not been anti-dilutive is as follows:


                                                     Three and six months ended
                                                          December 31, 2000
                                                          -----------------

         Convertible preferred stock                           919,396

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($in thousands, except share data)
                                   (unaudited)


Note 6   RESTRUCTURING AND OTHER CHARGES


         The Company recorded $2.4 million for restructuring and other non-recurring charges, relating to its Nutritional Products segment, in the second quarter of fiscal 2001. A $1.6 million restructuring charge was recorded as part of the Company's initiative to reduce costs and to create a more flexible and efficient organization. Included in the restructuring charge was $0.7 million of cash termination benefits associated with the separation of twenty employees. Approximately 90% of the affected employees left their positions as of December 31, 2000, and the remaining employees will leave by June 30, 2001. Termination benefits of $0.4 million were paid in the second quarter of fiscal 2001. This cash outlay was funded through cash from operations. The balance of the cash termination benefits is expected to be paid by June 30, 2001. Approximately $0.9 million of the restructuring charge relates to the Company's decision to discontinue its efforts to launch NO YO, a consumer weight loss product intended for the retail channel and to consolidate certain of the Company's facilities. Approximately $0.4 million of these restructuring costs remain to be paid by June 30, 2001.

         Other charges of $0.7 million include a non-cash write off of the carrying value of the website development costs related to
         NutritionU.com, the Company's online nutrition education internet company. The Company believes that since sufficient uncertainty surrounds the ability of the Company to find strategic partners for NutritionU.com, there will be no substantive future benefit to be derived from the website development costs. In addition, other charges include a non-cash charge of $0.1 million related to the write off of the remaining carrying value of a license fee for one of its products.


Note 7   INCOME TAXES

         The effective tax rate for the three month period ended December 31, 2000 was 20% compared to an effective rate of 7.5% in the comparable prior year period. The prior period effective tax rate includes the benefit of federal net loss carryforwards which were utilized as of June 30, 2000. For the six month period ended December 31, 2000, the Company's effective tax benefit was 20% primarily attributable to the estimated realization of the Company's federal net loss carryforwards generated during the quarter ended December 31, 2000.

                            AMBI INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)


Note 8   SEGMENT REPORTING


         A summary of business data for the Company's reportable segments is as follows:

         Information by business segment (in thousands):

                                           Three months ended      Six months ended
                                               December 31,           December 31,
                                          --------------------    --------------------
                                            2000        1999        2000        1999
                                          --------    --------    --------    --------
              REVENUES
              Nutritional Products        $  4,576    $  9,614    $  9,966    $ 17,803
              Pharmaceutical Products           34         211       1,547         446
                                          --------    --------    --------    --------
                                          $  4,610    $  9,825    $ 11,513    $ 18,249
                                          ========    ========    ========    ========

              OPERATING (LOSS) INCOME
              Nutritional Products        $ (2,568)   $  2,938    $ (4,118)   $  5,079
              Pharmaceutical Products          (28)         20       1,446         100
                                          --------    --------    --------    --------
                                          $ (2,596)   $  2,958    $ (2,672)   $  5,179
                                          ========    ========    ========    ========

         Nutritional  Products  segment  assets  decreased   approximately  $1.2
         million at December 31, 2000 due to the restructuring and other charges, previously discussed.

         The operations of the Company are principally in the United States.


Note 9   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      Six Months Ended
                                                                        December 31,
                                                                      ----------------
                                                                       2000      1999
                                                                      ------    ------
         Supplemental disclosure of cash flow information:
               Cash paid for interest                                 $  132    $  187
               Cash paid for income taxes                             $  161    $  372

         Supplemental schedule of non-cash financing activities:
               Obligation for purchase of property & equipment        $  137    $  186
               Obligation for N21 contingent payment                  $  369    $2,276
               Obligation for Lite Bites contingent payment           $  945    $  504
               Issuance of common stock for series E conversions          --    $  249

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

         GENERAL

         The Company's revenues have been primarily derived from the sale of nutrition products to manufacturers of vitamin and mineral supplements and sales of nutrition bars and other related dietary supplement products marketed under the trademark "Lite Bites" (the "Lite Bites Business"). The Company has, in addition, received royalty and license income from users of its patented technology.

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


         RESULTS OF OPERATIONS


         REVENUES

         Net sales for the three and six month periods ended December 31, 2000 of $4.4 million and $9.7 million, respectively, decreased $5.3 million and $8.3 million, respectively, when compared to $9.7 million and $18.0 million, respectively, for the same periods a year ago. The decrease in net sales is primarily due to reductions in the selling price of chromium picolinate subsequent to the expiration of a composition-of-matter patent in August 2000.

         Other revenues of $0.2 million and $1.8 million for the three and six month periods ended December 31, 2000, were comprised of license and royalty revenues earned from the Whitehall-Robins Healthcare division of American Home Products Corporation in accordance with a License, Option and Marketing Agreement entered into on October 8, l999, as well as $1.5 million of license fees earned from Biosynexus Incorporated in accordance with License Agreements entered into on August 2, 2000.


         COST OF GOODS SOLD

         Cost of goods sold for the three and six month periods ended December 31, 2000 of $1.0 million and $2.4 million, respectively, decreased $0.5 million and $0.6 million, respectively, when compared to $1.5 million and $3.0 million, respectively, for the same periods a year ago. The decrease in cost of goods sold is primarily due to the mix of products sold with a greater proportion of lower margin nutritional products occurring in the three and six month periods of this fiscal year when compared to last year. Gross margin for the three and six month periods ended December 31, 2000 of 78.3% and 75.3% respectively, declined 6.4 and 7.9 percentage points, respectively, when compared to the same periods a year ago. The decrease in the gross margin percentage is due primarily to the reduction in the selling price of chromium picolinate subsequent to the expiration of a composition-of-matter patent in August, 2000, as well as product mix.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expense for the three and six month periods ended December 31, 2000, of $2.4 and $5.5 million, respectively, decreased $1.4 million and $1.6 million, respectively, when compared to $3.8 million, and $7.2 million, respectively, for the same periods a year ago. The decrease is due to a reduction in the use of outside marketing consultants as well as cost savings resulting from a restructuring undertaken by the Company during the quarter ended December 31, 2000, partially offsetting these reductions, was a non-recurring charge of $0.5 million related to the departure of the Company's previous CEO.


         RESTRUCTURING AND OTHER CHARGES

         The Company recorded $2.4 million for restructuring and other non-recurring charges, relating to its Nutritional Products segment, in the second quarter of fiscal 2001. A $1.6 million restructuring charge was recorded as part of the Company's initiative to reduce costs and to create a more flexible and efficient organization. Included in the restructuring charge was $0.7 million of cash termination benefits associated with the separation of twenty employees. Approximately 90% of the affected employees left their positions as of December 31, 2000, and the remaining employees will leave by June 30, 2001. Termination benefits of $0.4 million were paid in the second quarter of fiscal 2001. This cash outlay was funded through cash from operations. The balance of the cash termination benefits is expected to be paid by June 30, 2001. Approximately $0.9 million of the restructuring charge relates to the Company's decision to discontinue its efforts to launch NO YO, a consumer weight loss product intended for the retail channel and to consolidate certain of the Company's facilities. Approximately $0.4 million of these restructuring costs remain to be paid by June 30, 2001.

         Other charges of $0.7 million include a non-cash write off of the carrying value of the website development costs related to
         NutritionU.com, the Company's online nutrition education internet company. The Company believes that since sufficient uncertainty surrounds the ability of the Company to find strategic partners for NutritionU.com, there will be no substantive future benefit to be derived from the website development costs. In addition, other charges include $0.1 million for the write off of the remaining carrying value of a license fee for one of its products.


         RESEARCH AND DEVELOPMENT EXPENSES

         Research costs of $0.7 million and $2.0 million, respectively, for the three and six month periods ended December 31, 2000, increased $0.2 million and $1.0 million, respectively, when compared to $0.5 million and $1.0 million, respectively, for the same periods a year earlier. The increases are primarily attributable to expenses incurred for NutritionU.com, as well as additional research costs of $0.2 million related to clinical trials for the Lite Bites Business.


         OPERATING INCOME (LOSS)

         The Company's operating loss of $2.6 million and $2.7 million, respectively, for the three and six month periods ended December 31, 2000, were $5.5 million and $7.9 million less than the operating income of $2.9 million and $5.2 million, respectively, for the same periods a year earlier. The price reductions offered to the Company's chromium picolinate customers, the continued funding of NutritionU.com and the non-recurring charges recorded in the quarter and year to date were the contributing factors. Partially offsetting the contributing factors were license fees of $1.5 million earned from Biosynexus Incorporated in accordance with the License Agreements entered into on August 2, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         INTEREST INCOME, NET AND OTHER INCOME

         Interest income, net and other income, of $0.2 million and $0.3 million, respectively, for the three and six month periods ended December 31, 2000, were greater than the comparable periods a year earlier. Income derived from the successful settlement of an infringement suit accounted for the majority of the increase.


         INCOME TAXES (BENEFIT)

         The effective tax rate for the three month period ended December 31, 2000 was 20% compared to an effective rate of 7.5% in the comparable period a year earlier. The prior period effective tax rate includes the benefit of federal net loss carryforwards which were utilized as of June 30, 2000. For the six month period ended December 31, 2000, the Company's effective tax benefit was 20%, primarily attributable to the estimated realization of the Company's federal net loss carryforwards generated during the quarter ended December 31, 2000.


         BUSINESS SEGMENTS

         The Company operates in two business segments - Nutritional Products and Pharmaceutical Products.


         NUTRITIONAL PRODUCTS

         Nutritional product revenues of $4.6 million and $10.0 million, respectively, for the three and six months ended December 31, 2000, respectively, decreased $5.0 million and $7.8 million, respectively, when compared to the same periods a year ago. The decrease in revenues is primarily due to reductions in the selling price of chromium picolinate offered to our ingredient product customers.

         Nutritional products operating loss for the three and six month periods ended December 31, 2000 was $2.6 million and $4.1 million, respectively, compared to operating income of $2.9 million and $5.1 million, respectively, for the same periods a year ago. The decrease in net sales of ingredient products due to reductions in the selling price of chromium picolinate; the continued funding of NutritionU.com and a restructuring, as well as other non-recurring charges, were the contributing factors.


         PHARMACEUTICAL PRODUCTS

         Pharmaceutical products revenues for the three and six month periods ended December 31, 2000 was $34 thousand and $1.5 million, respectively, compared to $0.2 million and $0.4 million, respectively, for the same periods a year ago. The decrease for the three months ended December 31, 2000, is primarily attributable to reduced animal health related sales resulting from the sale of the Wipe Out(R) business in December 1999 to Immucell Corporation. The six month increase is due to license fees earned from users of the Company's patented technologies.

         Pharmaceutical products operating loss was $28 thousand for the three months ended December 31, 2000, compared to operating income of $20 thousand for the same period a year ago. The decline is primarily due to the elimination of operating losses associated with the Wipe Out animal health business. For the six months ended December 31, 2000, the Company had operating income of $1.4 million compared to $100 thousand for the comparable period a year ago. The increase is due primarily to license fees earned from Biosynexus Incorporated in accordance with the License Agreements entered into on August 2, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at December 31, 2000 were $4.0 million compared to $8.5 million at June 30, 2000. As of December 31, 2000, the Company had working capital of $4.1 million compared to a $6.5 million surplus as of June 30, 2000.

         During the six month period ended December 31, 2000, cash provided by operations was $0.2 million, compared to $4.9 million for the six month period ended December 31, 1999. The decrease is due primarily to losses incurred in the period.

         Cash used in investing activities for the six months ended December 31, 2000 was $3.9 million compared to $3.5 million for the comparable period a year ago. Contingent payments made in accordance with the Company's acquisition agreements accounted for the use of funds.

         Cash used in financing activities for the six month period ended December 31, 2000 was $0.8 million compared to $0.5 million for the comparable period a year ago. The lack of proceeds from the exercise of options and warrants in the quarter ended December 31, 2000, accounted for the decrease.

         The Company's primary sources of financing are cash generated from continuing operations and up to a $4.0 million revolving line of credit with Citizens Bank of Massachusetts (successor in interest to loans originally issued to the Company by State Street Bank and Trust Company) based on certain criteria. At December 31, 2000, the availability under the revolving line of credit was $2.2 million. At December 31, 2000, the Company had no borrowings under the revolving line of credit.

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

         In June 2000, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company applied the provisions of SFAS No. 133 during the quarter ended December 31, 2000. The implementation had no impact on financial position or results of operations during the quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" on December 3, 1999, SAB No. 101A on March 24, 2000, SAB No. 101B on June 26, 2000 and a document issued on October 12, 2000 responding to frequently asked questions (FAQ) regarding accounting standards related to revenue recognition and SAB No. 101. SAB No. 101 sets forth the SEC views of the issues as well as certain industry-specific guidance. We are required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B no later than the fourth fiscal quarter of the fiscal year 2001. The effect of the change would be recognized as a cumulative effect of a change in accounting principle as of July 1, 2000. Prior year financial statements will not be restated. We have not yet made a determination of the impact of this accounting guidance on our financial position or results from operations, and are considering guidance from the SEC's recently issued FAQ on SAB No. 101.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         The company in the ordinary course of its business has brought patent infringement actions against companies that it believes have sold chromium picolinate in violation of the Company's patent rights. As of this date, one action is ongoing, and the Company is evaluating bringing additional actions.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS

              Exhibit 10.67 - Employment Agreement dated as of October 16, 2000 between the Company and Gail Montgomery.

        (b)   REPORTS

              There were no reports on Form 8-K filed by the Company during this fiscal quarter.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices. The Company's existing term loan with Citizens Bank of Massachusetts bears interest at a rate equal to the prime lending rate plus one percent. As a result, the Company does have exposure to changes in interest rates. For example, if interest rates increase by one percentage point from current levels, the Company would incur incremental interest expense of $10 thousand through the scheduled maturity of the term loan on February 1, 2002.

                            AMBI INC. & SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AMBI INC.
                                                  ---------
                                                  Registrant



Date:  February 14, 2001          By: /s/ GAIL MONTGOMERY
                                      -------------------------------------
                                      Gail Montgomery
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/ GERALD A. SHAPIRO
                                      -------------------------------------
                                      Gerald A. Shapiro
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)