Form 10-Q
period 2001-03-31
AMBI INC
filed 2001-05-14
CIK 744962

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended:                                    March 31, 2001



Commission File Number 0-14983

                               NUTRITION 21, INC.

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

                             YES ___X___ NO _______



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.005            32,286,573 SHARES AS OF MARCH 31, 2001
-----------------------------            --------------------------------------

                               NUTRITION 21, INC.

                                      INDEX


    PART I    FINANCIAL INFORMATION                                         PAGE
    ------    ---------------------                                         ----

    ITEM 1    Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets at March 31, 2001
                   and June 30, 2000                                          3

              Consolidated Statements of Operations for the three
                   and nine months ended March 31, 2001 and 2000              5

              Consolidated Statement of Stockholders' Equity for
                   the nine months ended March 31, 2001                       6

              Consolidated Statements of Cash Flows for the nine
                   months ended March 31, 2001 and 2000                       7


              Notes to Unaudited Consolidated Financial Statements            8


    ITEM 2    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  12

    ITEM 3    Quantitative and Qualitative Disclosures
              About Market Risk                                              16

    PART II   OTHER INFORMATION

    ITEM 1    Legal Proceedings                                              17

    ITEM 6    Reports on Form 8-K                                            17

                               NUTRITION 21, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            March 31,         June 30,
                                                                                              2001              2000
                                                                                             -------          -------
                                                                                           (unaudited)        (Note 1)
ASSETS

Current assets:

    Cash and cash equivalents                                                                 $4,442           $8,488

    Accounts receivable (less allowance for doubtful accounts of $45                           3,966            4,587
    at March 31, 2001 and $134 at June 30, 2000)

    Other receivable                                                                           1,934              464

    Inventories                                                                                1,162            1,382

    Prepaid expenses and other current assets                                                    283              717
                                                                                             -------          -------
         Total current assets                                                                 11,787           15,638

Property and equipment, net                                                                      664              734

Patents and trademarks (net of accumulated amortization of $9,848
at March 31, 2001 and $7,843 at June 30, 2000)                                                18,661           21,711

Goodwill (net of accumulated amortization of $754 at March 31,
2001 and $449 at June 30, 2000)                                                                6,325            2,640

Other assets                                                                                     327              362
                                                                                             -------          -------
TOTAL ASSETS                                                                                 $37,764          $41,085
                                                                                             =======          =======

See accompanying notes to consolidated financial statements.

                                NUTRITION 21 INC.

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                            March 31,         June 30,
                                                                                              2001              2000
                                                                                             -------          -------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND                                                (unaudited)        (Note 1)
 STOCKHOLDERS' EQUITY
Current liabilities;
      Current portion of long-term debt                                                        $1,500          $1,500
      Accounts payable and accrued expenses                                                     3,257           4,039
      Contingent payments payable                                                               1,046           3,584
      Preferred dividends payable                                                                  21              29
                                                                                             --------        --------
             Total current liabilities                                                          5,824           9,152

Long-term debt                                                                                     --           1,125

Other long-term obligations                                                                       129             153
                                                                                             --------        --------
TOTAL LIABILITIES                                                                               5,953          10,430
                                                                                             --------        --------
COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE PREFERRED STOCK:

Series E convertible preferred, 1,500 shares issued:
    261 and 476 shares outstanding at March 31, 2001 and June 30, 2000,
    respectively (aggregate liquidation value - $267)                                             214             389

Series F convertible preferred, 575 shares issued:
    285 and 343 shares outstanding at March 31, 2001 and June 30, 2000,
    respectively (aggregate liquidation value - $292)                                             254             287

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares

Series G convertible preferred, 1,604 shares issued:
    941 and 663 shares outstanding at March 31, 2001 and June 30, 2000,
    respectively (aggregate liquidation value - $953)                                             941             663

Common stock, $0.005 par value, authorized 65,000,000 shares;
    32,286,573 and 31,581,427 shares issued and outstanding at March 31,
    2001 and June 30, 2000, respectively                                                          161             158

Additional paid-in capital                                                                     63,162          62,291

Accumulated deficit                                                                           (32,921)        (33,133)
                                                                                             --------        --------
TOTAL STOCKHOLDERS' EQUITY                                                                     31,343          29,979
                                                                                             --------        --------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY                                                                    $37,764         $41,085
                                                                                             ========        ========

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                   Three Months Ended                  Nine Months Ended
                                                                        March 31,                          March 31,

                                                                 2001              2000             2001              2000
                                                                 ----              ----             ----              ----
Net sales                                                      $6,034            $7,646          $15,700           $25,642
Other revenues                                                    375               125            2,222               378
                                                               ------            ------          -------           -------

                                                                6,409             7,771           17,922            26,020
REVENUES

Cost of goods sold                                              1,830             1,371            4,219             4,386
                                                               ------            ------          -------           -------
GROSS PROFIT                                                    4,579             6,400           13,703            21,634

    Research and development expenses                             317               486            2,278             1,455

    Selling, general & administrative expenses                  2,752             3,165            8,299            10,335

    Depreciation and amortization                                 799             1,028            2,639             2,944

    Restructuring and other charges                                --                --            2,448                --
                                                               ------            ------          -------           -------

OPERATING INCOME (LOSS)                                           711             1,721           (1,961)            6,900

Interest income (expense), net                                      3               (21)              60              (150)

Other income                                                    2,106                 6            2,337                58
                                                               ------            ------          -------           -------

INCOME BEFORE INCOME TAXES                                      2,820             1,706              436             6,808


Income taxes                                                      562               128               87               513
                                                               ------            ------          -------           -------

NET INCOME                                                     $2,258            $1,578             $349            $6,295
                                                               ======            ======          =======           =======


    Basic earnings per share                                    $0.07             $0.05            $0.01             $0.20
                                                               ======            ======          =======           =======

    Diluted earnings per share                                  $0.07             $0.05            $0.01             $0.20
                                                               ======            ======          =======           =======

    Weighted average number of common shares -
    basic                                                      31,956            30,664           31,601            30,548
                                                               ======            ======          =======           =======

    Weighted average number of common shares and
    equivalents - diluted                                      33,358            33,238           31,704            32,285
                                                               ======            ======          =======           =======


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                             Preferred Stock                                  Additional
                                                 Series G               Common Stock           Paid-In       Accumulated
                                                                                               Capital         Deficit        Total
                                           SHARES          $          SHARES         $            $               $             $
                                           ------          -          ------         -            -               -             -

Balance at June 30, 2000                     663         $663        31,581,427     $158       $62,291        $(33,133)     $29,979

Preferred stock dividends                     --           --                --       --            --             (82)         (82)

Conversion of Series E preferred stock
                                              --           --           174,891        1           178              --          179
Conversion of Series G preferred stock
                                            (663)        (663)          845,663        4           659              --           --
Preferred stock issued for Optimum
Lifestyle, Inc. contingent payment           941          941                --       --            --              --          941

Compensation related to issuance of
warrants to non-employees                     --           --                --       --            32              --           32

Premium on redemption of Series F
preferred stock                               --           --                --       --            --             (55)         (55)

Cancellation of stock exercise                --           --          (315,408)      (2)            2              --           --

Net income for the period                     --           --                --       --            --             349          349
                                              --           --                --       --            --             ---          ---
                                             ---         ----        ----------     ----       -------        --------      -------
Balance at March 31, 2001                    941         $941        32,286,573     $161       $63,162        $(32,921)     $31,343
                                             ===         ====        ==========     ====       =======        =========     =======

          See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                       Nine months Ended
                                                                                                            March 31
                                                                                                      2001           2000
                                                                                                      ----           ----
Cash flows from operating activities:
    Net income                                                                                        $349          $6,295
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                2,639           2,944
        Nutrition 21 consulting expense                                                                 --             149
        Loss (gain) on disposal of equipment and product line                                            6              (8)
        Other non-cash items                                                                            35              45
        Changes in operating assets and liabilities:
           Accounts receivable                                                                         621            (931)
           Other receivables                                                                        (1,470)            135
           Inventories                                                                                 220            (463)
           Prepaid and other current assets                                                            434             100
           Other assets                                                                                 35             139
           Accounts payable and accrued expenses                                                      (637)           (440)
                                                                                                   -------         -------
               Net cash provided by operating activities                                             2,232           7,965
                                                                                                   -------         -------
Cash flows from investing activities:
    Contingent payments for acquisitions                                                            (4,658)         (4,006)
    Purchases of property and equipment                                                               (133)           (187)
    Payments for patents and trademarks                                                               (190)           (381)
    Proceeds from sale of assets                                                                         3             467
                                                                                                   -------         -------
        Net cash used in investing activities                                                       (4,978)         (4,107)
                                                                                                   -------         -------
Cash flows from financing activities:
    Capital lease obligation repayments                                                                 --             (63)
    Debt repayments                                                                                 (1,125)         (1,875)
    Proceeds from exercise of options and warrants                                                      --             673
    Preferred stock dividends paid                                                                     (85)            (41)
    Redemption of redeemable preferred stock                                                           (90)             --
                                                                                                   -------         -------
        Net cash used in financing activities                                                       (1,300)         (1,306)
                                                                                                   -------         -------
Net (decrease) increase in cash and cash equivalents                                                (4,046)          2,552
Cash and cash equivalents at beginning of period                                                     8,488           4,458
                                                                                                   -------         -------
Cash and cash equivalents at end of period                                                          $4,442          $7,010
                                                                                                   =======         =======

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)


     Note 1   BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

  Note 2      SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

              The  Securities  and  Exchange  Commission  (SEC)  released  Staff
              Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" on December 3, 1999, SAB No. 101A on March 24, 2000, SAB No. 101B on June 26, 2000 and a document issued on October 12, 2000 responding to frequently asked questions (FAQ) regarding accounting standards related to revenue recognition and SAB No. 101. SAB No. 101 sets forth the views of the issues as well as certain industry-specific guidance. We are required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B no later than the fourth fiscal quarter of the fiscal year 2001. We do not believe that the impact on our financial position or results of operations will be material.

Note 3        INVENTORIES

              The components of inventories at March 31, 2001 and June 30, 2000 were:

                                                 March 31           June 30
                                                   2001               2000
                                                   ----               ----

                         Raw materials             $252                $493
                         Finished goods             910                 889
                                                 ------              ------
                         Total inventories       $1,162              $1,382
                                                 ======              ======

                               NUTRITION 21, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 4   REDEEMABLE PREFERRED STOCK

             During the three month period ended March 31, 2001, 215 shares of the Company's Series E preferred and accrued dividends thereon were converted into 174,891 shares of Common Stock.

             During the three month period ended March 31, 2001, 58 shares of the Company's Series F preferred and accrued dividends thereon were redeemed for $90 thousand. As a result of this transaction, the Company recorded a premium on redemption of $55 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding F preferred.

             During the three month period ended March 31, 2001, 663 shares of the Company's Series G preferred and accrued dividend thereon were converted into 845,663 shares of the Company's Common Stock. Also the Company issued 941 shares of Series G preferred stock to the former owners of Optimum Lifestyles, Inc. as a contingent payment in accordance with an Agreement of Purchase and Sale of Assets dated January 19, 1999 with Optimum Lifestyles, Inc.

Note 5   EARNINGS PER SHARE

         Basic and diluted (loss) earnings per share:

                                                                       Three months ended                    Nine months ended
                                                                           March 31,                             March 31,
                                                                    2001               2000               2001              2000
                                                                    ----               ----               ----              ----
        Net income                                                $2,258             $1,578               $349            $6,295
        Preferred stock dividends                                    (82)               (28)              (137)              (69)
                                                                  ------             ------             ------            ------
        Net income attributable to common stockholders            $2,176             $1,550               $212            $6,226
                                                                  ======             ======               ====            ======
        Basic earnings per share                                   $0.07              $0.05              $0.01             $0.20
                                                                   =====              =====              =====             =====
        Weighted average number of common shares              31,956,121         30,663,712         31,600,900        30,548,055
                                                              ==========         ==========         ==========        ==========
        Net income attributable to common shareholders            $2,176             $1,550               $212            $6,226
        Preferred stock dividends                                     82                 28                 --                69
                                                                  ------             ------             ------            ------
        Net income available to common shareholders
        after giving effect to dilution                           $2,258             $1.578               $212            $6,295
                                                                  ======             ======               ====            ======
        Diluted earnings per share                                 $0.07              $0.05              $0.01             $0.20
                                                                   =====              =====              =====             =====
        Weighted average number of common shares
        and equivalents                                       33,357,605         33,237,996         31,704.447        32,285,218
                                                              ==========         ==========         ==========        ==========


         Diluted earnings per share for the nine month period ended March 31, 2001, does not reflect the incremental shares from the assumed conversion of the preferred stock (1,284,581 shares), as the effect of such inclusion would be anti-dilutive.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)
                                   (unaudited)

  Note 6 RESTRUCTURING AND OTHER CHARGES

         The Company recorded $2.4 million for restructuring and other non-recurring charges, relating to its Nutritional Products segment, in the second quarter of fiscal 2001. A $1.6 million restructuring charge was recorded as part of the Company's initiative to reduce costs and to create a more flexible and efficient organization. Included in the restructuring charge was $0.7 million of cash termination benefits associated with the separation of twenty employees. Approximately 98% of the affected employees left their positions with the Company as of March 31, 2001, and the remaining employees are scheduled to leave by June 30, 2001. Substantially all of the termination benefits were paid in the nine month period ended March 31, 2001. This cash outlay was funded through cash from operations. Approximately $0.9 million of the restructuring charge relates to the Company's decision to discontinue its efforts to launch NO YO, a consumer weight loss product intended for the retail channel and to consolidate certain of the Company's facilities. Approximately $0.4 million of these restructuring costs remain to be paid by June 30, 2001.

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

  Note 7 OTHER INCOME

         In the three months ended March 31, 2001, the company successfully settled several patent infringement claims related to chromium picolinate. The Company recorded $2.1 million as other income as a result of the settlements. At March 31, 2001, cash proceeds of $1.2 million from the settlements remain to be collected. In addition, certain of the settlements include agreements to purchase future chromium picolinate needs from the Company.

  Note 8 INCOME TAXES

         The effective tax rates for the three and nine month periods ended March 31, 2001 and 2000 were 20.0% and 7.5%, respectively. The difference between the effective tax rate and the federal statutory tax rate of 34% is due primarily to the estimated utilization of net operating losses and tax credit carryforwards.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 9   SEGMENT REPORTING

         A summary of business data for the Company's reportable segments is as follows:

         Information by business segment (in thousands):

                                                                  Three months ended       Nine months ended
                                                                       March 31,               March 31,
                                                                 2001           2000         2001         2000
                                                                 ----           ----         ----         ----
               REVENUES
               Nutritional Products                             $6,385        $7,709      $16,154      $25,513
               Pharmaceutical Products                              24            62        1,768          507
                                                                ------        ------      -------      -------
                                                                $6,409        $7,771      $17,922      $26,020
                                                                ======        ======      =======      =======
               OPERATING (LOSS) INCOME
               Nutritional Products                               $729        $1,677      $(3,594)      $6,756
               Pharmaceutical Products                             (18)           44        1,663          144
                                                                  ----        ------      -------       ------
                                                                  $711        $1,721      $(1,961)      $6,900
                                                                  ====        ======      =======       ======

         Nutritional Products segment assets decreased approximately $1.2 million in the nine months ended March 31, 2001, due to restructuring and other charges. The operations of the Company are principally in the United States.

Note 10  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                          Nine months Ended
                                                                                              March 31,
                                                                                           2001         2000
                                                                                           ----         ----
         Supplemental disclosure of cash flow information:
               Cash paid for interest                                                      $180         $376
               Cash paid for income taxes                                                  $229         $372

         Supplemental schedule of non-cash financing activities:
               Obligation for purchase of property & equipment                             $129         $188
               Obligation for N21 contingent payment                                       $884       $2,424
               Obligation for Lite Bites contingent payment                                $162         $164
               Issuance of common stock for Series E conversions                             --         $250
               Issuance of common stock for Series G conversions                             --         $121
               Issuance of Series G preferred stock for Optimum Lifestyle, Inc.
               contingent payment                                                          $941         $610

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

           RESULTS OF OPERATIONS

           REVENUES

           Net sales for the three and nine month periods ended March 31, 2001 of $6.0 million and $15.7 million, respectively, decreased $1.6 million and $9.9 million, respectively, when compared to $7.6 million and $25.6 million, respectively, for the same periods a year ago. The decrease in net sales is primarily due to reductions in the selling price of chromium picolinate subsequent to the expiration of a composition-of-matter patent in August 2000.

           Other revenues of $0.4 million and $2.2 million for the three and nine month periods ended March 31, 2001, were comprised of license and royalty revenues earned from the Whitehall-Robins Healthcare division of American Home Products Corporation in accordance with a License, Option and Marketing Agreement entered into on October 8, l999, as well as $1.5 million of license fees earned from Biosynexus Incorporated in accordance with License Agreements entered into on August 2, 2000.

           COST OF GOODS SOLD

           Cost of goods sold for the three months ended March 31, 2001 of $1.8 million increased $0.4 million when compared to $1.4 million the same period a year ago. The increase in cost of goods sold is due primarily to the mix of products sold with a greater proportion of lower margin nutritional products sold in the current quarter when compared to last year. Cost of goods sold for the nine months ended March 31, 2001 of $4.2 million decreased $0.2 million when compared to $4.4 million in the same period a year ago. The decrease in cost of goods sold is primarily due to the lack of sales and cost of sales from the Company's low margin Wipe Out Dairy Wipes business, which was sold in fiscal 2000. The gross margin on product sales for the three and nine months periods ended March 31, 2001 of 69.7% and
           73.1%, respectively, declined 12.4 and 9.8 percentage points, respectively, when compared to the same periods a year ago. The decrease in the gross margin percentage is due primarily to the reduction in the selling price of chromium picolinate subsequent to the expiration of a composition-of-matter patent in August 2000, as well as the mix of products sold.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

         SG&A expense for the three and nine month periods ended March 31, 2001, of $2.8 and $8.3 million, respectively, decreased $0.4 million and $2.0 million, respectively, when compared to $3.2 million, and $10.3 million, respectively, for the same periods a year ago. The decrease is primarily due to a reduction in the use of outside marketing consultants; a reduction in royalty expense due to the expiration of the composition-of-matter patent in August 2000 as well as cost savings resulting from a restructuring undertaken by the Company during the quarter ended December 31, 2000. Partially offsetting these reductions was a non-recurring charge of $0.5 million related to the departure of the Company's previous CEO.

         RESTRUCTURING AND OTHER CHARGES

         The Company recorded $2.4 million for restructuring and other non-recurring charges, relating to its Nutritional Products segment, in the second quarter of fiscal 2001. A $1.6 million restructuring charge was recorded as part of the Company's initiative to reduce costs and to create a more flexible and efficient organization. Included in the restructuring charge was $0.7 million of cash termination benefits associated with the separation of twenty employees. Approximately 98% of the affected employees left their positions with the Company as of March 31, 2001, and the remaining employees are scheduled to leave by June 30, 2001. Substantially all of the termination benefits were paid in the nine month period ended March 31, 2001. This cash outlay was funded through cash from operations. Approximately $0.9 million of the restructuring charge relates to the Company's decision to discontinue its efforts to launch NO YO, a consumer weight loss product intended for the retail channel and to consolidate certain of the Company's facilities. Approximately $0.4 million of these restructuring costs remain to be paid by June 30, 2001.

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

         RESEARCH AND DEVELOPMENT EXPENSES

         Research costs of $0.3 million for the three months ended March 31, 2001, decreased $0.2 million when compared to $0.5 million for the same period a year ago. The decrease is primarily due to cost savings resulting from a restructuring undertaken by the Company. Research costs of $2.3 million for the nine months ended March 31, 2001 increased $0.8 million when compared to $1.5 million for the same period a year ago. The increase is primarily attributable to expenses incurred for NutritionU.com.

         OPERATING INCOME (LOSS)

         The Company's operating income of $0.7 million for the three months ended March 31, 2001 decreased $1.0 million when compared to $1.7 million for the same period a year ago. The price reductions offered to the Company's chromium picolinate customers was the contributing factor. Partially offsetting the price reduction were cost savings resulting from a restructuring undertaken by the Company during the quarter ended December 31, 2000. The Company's operating loss of $2.0 million for the nine months ended March 31, 2001 was $8.9 million less than the operating income of $6.9 million for the same period a year ago. The price reductions offered to the Company's chromium picolinate customers, the funding of NutritionU.com, and the non-recurring charges recorded in the quarter ended December 31, 2000 were the contributing factors. Partially offsetting these factors were license fees of $1.5 million earned from Biosysnexus Incorporated in accordance with the License Agreements entered into on August 2, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         INTEREST INCOME, NET AND OTHER INCOME

         Interest income, net of three thousand and sixty thousand dollars, respectively, for the three and nine month periods ended March 31, 2001, was greater than the comparable periods a year earlier. Interest income was derived primarily from the investment of funds received from the successful settlement of patent infringement claims.

         Other income of $2.1 million and $2.2 million, respectively, for the three and nine months period ended March 31, 2001, include the successful settlements of patent infringement claims brought by the Company.

         INCOME TAXES

         The effective tax rate for the three and nine month periods ended March 31, 2001 and 2000 was 20.0% and 7.5%, respectively. The difference between the effective tax rate and the federal statutory tax rate of 34% is due primarily to the estimated utilization of net operating losses and tax credit carryforwards.

         BUSINESS SEGMENTS

         The Company operates in two business segments - Nutritional Products and Pharmaceutical Products.

         NUTRITIONAL PRODUCTS

         Nutritional product revenues of $6.4 million and $16.2 million, respectively, for the three and nine months ended March 31, 2001, respectively, decreased $1.3 million and $9.4 million, respectively, when compared to the same periods a year ago. The decrease in revenues is primarily due to reductions in the selling price of chromium picolinate offered to our ingredient product customers.

         Nutritional products operating income for the three months ended March 31, 2001 was $0.7 million, compared to operating income of $1.7 million for the same period a year ago. The decrease in operating income was due to reductions in the selling price of chromium picolinate. Nutritional products operating loss for the nine months ended March 31, 2001 of $3.6 million was $10.2 million less then the operating income of $6.8 million for the same period a year ago. The decrease is due primarily to the reduction in the selling price of chromium picolinate, the funding of NutritionU.com, and the restructuring charges as previously discussed.

         PHARMACEUTICAL PRODUCTS

         Pharmaceutical products revenues for the three and nine month periods ended March 31, 2001 were $24 thousand and $1.8 million, respectively, compared to $62 thousand and $0.5 million, respectively, for the the same periods a year ago. The decrease for the three months ended March 31, 2001, is primarily attributable to reduced animal health related sales resulting from the sale of the Wipe Out(R) Dairy Wipes business in December 1999 to Immucell Corporation. The nine month increase is due to license fees earned from users of the Company's patented technologies.

         Pharmaceutical products operating loss was $18 thousand for the three months ended March 31, 2001, compared to operating income of $44 thousand for the same period a year ago. For the nine months ended March 31, 2001, the Company had operating income of $1.7 million compared to $144 thousand for the comparable period a year ago. The increase is due primarily to license fees earned from Biosynexus Incorporated in accordance with the License Agreements entered into on August 2, 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at March 31, 2001 were $4.4 million compared to $8.5 million at June 30, 2000. As of March 31, 2001, the Company had a working capital surplus of $6.0 million compared to a $6.5 million surplus as of June 30, 2000.

         During the nine month period ended March 31, 2001, cash provided by operations was $2.2 million, compared to $8.0 million for the nine month period ended March 31, 2000. The decrease is due primarily to the lower profitability incurred in the period.

         Cash used in investing activities for the nine months ended March 31, 2001 was $5.0 million compared to $4.1 million for the comparable period a year ago. Contingent payments made in accordance with the Company's acquisition agreements substantially accounted for the use of funds.

         Cash used in financing activities for each nine month period ended March 31, 2001 and March 31, 2000 was $1.3 million. Debt repayments and preferred stock dividends paid were the primary uses of cash.

         The Company's primary sources of financing are cash generated from continuing operations and up to a $4.0 million revolving line of credit with Citizens Bank of Massachusetts (successor in interest to loans originally issued to the Company by State Street Bank and Trust Company) based on certain criteria. At March 31, 2001, the availability under the revolving line of credit was $3.4 million. At March 31, 2001, the Company had no borrowings under the revolving line of credit.

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

         In June 2000, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes the implementation will have no impact on financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" on December 3, 1999, SAB No. 101A on March 24, 2000, SAB No. 101B on June 26, 2000 and a document issued on October 12, 2000 responding to frequently asked questions (FAQ) regarding accounting standards related to revenue recognition and SAB No. 101. SAB No. 101 sets forth the SEC views of the issues as well as certain industry-specific guidance. We are required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B no later than the fourth fiscal quarter of the fiscal year 2001. We do not believe that the impact on our financial position or results from operations will be material.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 6 - REPORTS ON FORM 8-K

         (a) EXHIBITS

             None

         (b) REPORTS

             The Company filed a report on Form 8-K on January 25, 2001 relating to a change in the Company's certifying accountants.

             The Company filed a report on Form 8-K on March 13, 2001, relating to a change of name approved by the shareholders on March 8, 2001, from AMBI Inc. to Nutrition 21, Inc.

                        NUTRITION 21, INC.& SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           NUTRITION 21, INC.
                                                           ------------------
                                                               Registrant





Date:  May 14, 2001          By:  /s/ GAIL MONTGOMERY
                                  -------------------
                                  Gail Montgomery
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/ ALAN J. KIRSCHBAUM
                                  ----------------------
                                  Alan J. Kirschbaum
                                  Sr. Vice President, Finance and Administration and Chief Financial Officer
                                  (Principal Financial Officer)