Form 10-K
period 2001-06-30
NUTRITION 21 INC
filed 2001-09-28
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 2001

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                          .
                               -----------------    ------------------------

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                  NEW YORK                           11-2653613
-----------------------------------------   -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         4 Manhattanville Road

         PURCHASE, NEW YORK                            10577-2197
-----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including Area Code:           (914) 701-4500
                                                         -----------------------

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                      NONE

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $18,146,619 as of September 24, 2001.

The number of shares outstanding of Registrant's Common Stock as of September 24, 2001: 32,342,818.

                             FORM 10-K REPORT INDEX

10-K Part
and Item No.                                                            Page No.
--------------------------------------------------------------------------------

PART I

Item 1       Business                                                         3
Item 2       Properties                                                      11
Item 3       Legal Proceedings                                               11
Item 4       Submission of Matters to a Vote of Security Holders             11


PART II

Item 5       Market Price of Registrant's Common Equity and
             Related Stockholder Matters                                     12
Item 6       Selected Financial Data                                         13
Item 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             14
Item 7a      Quantitative and Qualitative Disclosures About Market Risk      21
Item 8       Financial Statements and Supplementary Data                     21
Item 9       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             21


PART III

Item 10      Directors and Executive Officers of the Registrant              22
Item 11      Executive Compensation                                          26
Item 12      Security Ownership of Certain Beneficial Owners
             and Management                                                  32
Item 13      Certain Relationships and Related Transactions                  34


PART IV

Item 14      Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                             35

                                     PART I

ITEM 1.           BUSINESS

THE COMPANY

         NUTRITION 21, INC. (formerly AMBI Inc.) (the "Company") develops and markets clinically substantiated, proprietary nutritional products that make a significant contribution to the health and well-being of consumers.

         The Company develops Nutrition Products that are regulated by the 1994 Dietary Supplement Health and Education Act (DSHEA), and markets its products to manufacturers, wholesalers, and consumers, and supports the use of these Nutrition Products with data from clinical studies and patents. Nutrition Products may take the form of either foods or beverages and can include vitamins, minerals, enteral and parenteral supplements, other dietary supplements, healthy foods, functional foods, special dietary foods, and medical foods, and are sometimes referred to colloquially as "nutraceuticals".

         The Company concentrates its business primarily on research, development, and sales of proprietary chromium-based nutritional ingredients and finished nutritional products ("Nutrition Products"). The Company supports the value of its Nutrition Products with "pharmaceutical-type" clinical trials and patent filings. The Company's Nutrition Products are developed for consumers concerned primarily about the benefits associated with improved insulin resistance and blood sugar management, and health concerns for people with diabetes, cardiovascular disease, obesity, and depression.

BACKGROUND

         The Company is a New York corporation that was incorporated on June 29, 1983 to develop and commercialize antibacterial technologies for new drugs. In August 2000, the Company completed the out-licensing of the rights to its antibacterial technologies. The Company now concentrates on its core competencies in proprietary Nutrition Products.

         On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership. Nutrition 21 was engaged in the business of developing, producing, and marketing proprietary trace minerals as ingredients for supplements. The products acquired from Nutrition 21 constituted a large majority of the Company's revenues during the fiscal year ended June 30, 2001.

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

         On December 30, 1999, the Company sold its Wipe Out(R) Dairy Wipes business to ImmuCell Corporation ("ImmuCell"). The Dairy Wipes consist of a moistened towel using a nisin-based antibacterial formulation that is for use in preparing dairy cows for milking. On April 12, 2000, the Company exclusively licensed to ImmuCell worldwide rights to develop and market new antibacterial drugs for animals using the Company's technologies.

         On August 2, 2000, the Company exclusively licensed to Biosynexus Incorporated ("Biosynexus") rights to nisin and lysostaphin antibacterial technologies for development and marketing of new drugs for human uses. The
Company received a payment of $1.4 million, and the license provides for milestone payments of up to $14 million, and royalties. The Company also received warrants to acquire Biosynexus stock.

NUTRITION PRODUCTS

         INGREDIENT PRODUCTS

         The Company develops and markets proprietary essential trace elements to vitamin and nutritional supplement manufacturers, which are sold as ingredients for use nutritional products. Currently, the Company's flagship product is chromium picolinate, a form of the essential trace mineral chromium. Chromium is required for the proper function of insulin, the master metabolic hormone, which regulates the body's ability to process carbohydrates, fats and protein. Proper insulin function is therefore important to the healthy function of virtually every cell in the body.

          The Company owns or has exclusive rights to eighteen U.S. and various foreign patents that cover certain chromium compositions and their uses, including three U.S. patents that expire in 2009, for the basic nutritional uses of chromium picolinate in the management of cholesterol, for glucose control, and for increasing lean body mass and reducing body fat. The chromium patents owned by the Company also include composition of matter patents for novel chromium picolinate complexes and their uses. The improved chromium picolinate complexes contain combinations of chromium, and various nutrients for enhancing the benefits of chromium picolinate. These new complexes should provide added benefits to people concerned about the management of cholesterol, glucose control, and increasing lean body mass and reducing body fat. These new complexes will have patent protection into the year 2018. See "Proprietary Rights."

         In June 2001, the Company introduced a new proprietary nutritional compound called Diachrome(TM), comprised of two nutritional ingredients, Chromax chromium picolinate and biotin. The compound's ingredients have been shown to work synergistically to enhance blood sugar control and improve blood cholesterol profiles. Several other chromium compounds are in development, including Chromax chromium picolinate combined with conjugated linoleic acid, which has been shown to potentiate glucose uptake in muscle cells in the absence of insulin stimulation.

         The Company is also developing novel forms of other essential minerals such as calcium taurate, magnesium taurate and others for which the Company has patent protection, and may commercialize these or other products.

         CONSUMER PRODUCTS

         In addition to Ingredients, the Company develops and markets Consumer Products. The Consumer Products are essentially applications for the company's proprietary ingredients. The health benefits associated with the use of these Consumer Products are also substantiated by pharmaceutical type clinical trials.

         The Company's flagship Consumer Product line is the Lite Bites(R) family of brands, which are sold on the QVC television network and the iQVC internet site in the United States. The same product line is sold under the Brite Bites(TM) family of brands on the QVC television network in the U.K. and, in the future, is expected to be sold in other direct response outlets (such as catalogs, direct mail, multi-level marketing, and the internet, etc.). The Lite Bites products constitute part of a fat fighting system that has been demonstrated in a peer-reviewed clinical trial to promote weight loss when used as part of a program including diet and exercise.

         In May 2001, the Company launched its new Metabolic Makeover(TM) weight loss system on QVC. The Metabolic Makeover system is a supplement system designed to provide the user with a patented combination of essential nutrients that support optimum metabolism. In connection with the QVC alliance, the Company issued to QVC 420,000 performance-based warrants to purchase the Company's Common Stock. During the year ended June 30, 2001, QVC accounted for approximately 26% of revenues.

 Other consumer products with proprietary features are developed and marketed for sale in various distribution channels. Triumph Bars are sold in retail stores by Solgar Vitamin and Herb, an operating unit under American Home Product's Whitehall-Robins Healthcare Division.

         In October 1995, the Company acquired an exclusive license from a division of Orion Corporation ("Orion"), of Finland, to sell Orion's patented salt in the United States. The Company began selling Cardia(R) Salt in April 1996. This product has reduced sodium compared to regular salt and contains potassium and magnesium, essential minerals that have been shown to promote healthy blood pressure. The Company has terminated its exclusive license and is negotiating a non-exclusive license with Orion.

         CLINICAL STUDIES

         Nutrition 21's Chromax chromium picolinate has been studied in more than 30 well-controlled clinical trials in people concerned about maintaining healthy blood glucose levels, increasing lean body mass and reducing body fat, and promoting healthy cholesterol levels. In 2000, scientists presented research at the 60th annual scientific sessions of the American Diabetes Association
(ADA) and the 41st annual scientific sessions of the American College of Nutrition that supports the emerging role for the dietary supplement Chromax chromium picolinate in the management of diabetes and hypercholesterolemia.

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

         Additional research conducted in 1999 by William T. Cefalu, MD, Associate Professor of Medicine in the Endocrinology, Diabetes and Metabolism Unit at the University of Vermont College of Medicine, described an improvement in insulin sensitivity in obese people with pre-diabetic symptoms who received Chromax(R) chromium picolinate.

         Furthermore, Alexander Ravina, MD, of the Diabetes Department at the Linn Clinic in Haifa, Israel, published results of a clinical trial in DIABETIC MEDICINE that showed that chromium picolinate reduced or eliminated the symptoms in 41 out of 44 patients with steroid-induced diabetes after standard drug therapy failed. In Dr. Ravina's study, the 41 patients who had developed diabetes as a result of undergoing steroid treatment and who benefited from Chromax chromium picolinate were able to reduce or eliminate their diabetic medication, such as insulin. Patients were given Chromax supplements starting at daily doses of 600 micrograms of chromium and gradually decreasing to 200-400 micrograms daily within one week.

         In 2000, Malcolm McLeod, MD, Clinical Professor of Psychiatry at the University of North Carolina School of Medicine, published the beneficial effects he has seen after initiating chromium supplementation in some of his patients with depression. All of these patients have previously failed to respond to common prescription drug treatments. A follow-up clinical study is currently ongoing at Duke University Medical Center to learn more about these new benefits.

         Chromium picolinate is marketed by the Company under its registered trademark Chromax(R). In addition, the Company also markets zinc picolinate and selenium formulations. The Company has funded and continues to fund research studies investigating the uses of chromium picolinate and other micronutrients or minerals as dietary supplements with preventative and therapeutic benefits to humans.

PHARMACEUTICAL PRODUCTS AND PARTNERS

         The Company has infectious disease drug technology for diseases in humans, centered around the compound nisin, a member of the lanthocin class of peptides, as a potential treatment for infections of the colon, and lysostaphin, an enzyme, as a potential treatment for endocarditis, and lysostaphin and antibiotic compositions to treat infections while suppressing the formation of staphylococcal and antibiotic resistance. The Company determined that it did not have the resources necessary to take these pharmaceutical products for the treatment of infectious diseases from the development stage through regulatory filings and ultimately to the marketplace, should a product be proven to be safe and efficacious. In March 1996, the Company entered into an exclusive Agreement with AZWELL, Inc. (formerly Nippon Shoji Kaisha, Ltd. of Osaka, Japan), under which AZWELL received exclusive rights to develop and market certain nisin-based drug products as a treatment of infections of the colon and nosocomial infections in Japan, certain Asian countries, Australia and New Zealand.

         In August 2000, the Company exclusively licensed to Biosynexus the Company's remaining rights to nisin and lysostaphin antibacterial technologies for development and marketing of new drugs for human uses. The Company received a payment of $1.4 million, and the license provides for milestone payments of up to $14 million, and royalties. The Company also received warrants to acquire common stock of Biosynexus, currently a privately held company.

         The Company also has infectious disease technology centered on nisin and lysostaphin for the treatment of diseases in animals, including a moistened towel using a nisin-based formulation for mastitis prevention that is used for preparing dairy cows for milking. The Company launched the product under its trademark Wipe Out(R) Dairy Wipes in April 1996. On December 30, 1999, the Company sold its Wipe Out Dairy Wipes business to ImmuCell Corporation ("ImmuCell"). On April 12, 2000, the Company exclusively licensed to ImmuCell worldwide rights to develop and market new antibacterial drugs for animals using the Company's technologies.

         The Company has developed a patented taste masking technology for making the taste of certain minerals such as potassium, calcium, magnesium, iron, copper, chromium, and zinc. The Company is seeking to license its taste masking technology to companies that offer mineral-enriched beverages designed to be taken with mineral-depleting medications, such as diuretics, and to companies that offer mineral-enriched beverages such as sports drinks. The Company is evaluating other proprietary Nutrition Products in the areas of cardiovascular disease, diabetes, infectious disease, and gastrointestinal disorders.

GOVERNMENTAL REGULATION

         DIETARY SUPPLEMENTS AND PHARMACEUTICALS

         Depending upon the ingredients of a specific product, some nutrition products can be marketed in the U.S. under the Dietary Supplement Health and Education Act (DSHEA) or the Orphan Drug Act. The Company's human nutrition products fall in regulatory categories that do not require FDA approval for marketing, but are subject to monitoring by the FDA. In addition to FDA regulations, the Federal Trade Commission ("FTC") regulates product-advertising claims. Prior to the Company's acquisition of Nutrition 21, Nutrition 21 and the FTC entered into a consent agreement, which culminated in an FTC order that, among other things, requires that claims for dietary supplements be supported by competent and reliable scientific evidence.

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

         In 1996, chromium picolinate was approved by the U.S. Food and Drug Administration ("FDA") for use as a supplement in animal feed for swine. In addition to sales for human consumption, the Company sells chromium picolinate for use in certain animal feed applications

RESEARCH AND DEVELOPMENT

         The Company conducts preclinical, formulation, and clinical trials on its nutrition products and product candidates. These efforts are conducted in cooperation with research and academic institutions in various countries. During the fiscal years ended June 30, 2001, 2000 and 1999, approximately $2.5 million, $2.6 million, and $1.8 million, respectively, were spent on research and development by the Company.

PROPRIETARY RIGHTS

         TRADEMARKS

         Chromax, Diachrome, Selenomax, Zinmax, and Magnemax are among the more well known trademarks owned by Nutrition 21: Chromax for chromium picolinate; Diachrome for chromium picolinate and biotin; Selenomax for high selenium yeast and yeast-free selenium; Zinmax for zinc picolinate; and Magnemax for manganese picolinate. The Company is developing other nutrition products to be sold under its Chromax trademarks. Cardia, Lite Bites, Lite Bites Fat-Fighting System Chewies, and Metabolic Makeover are trademarks used by the Company in the marketing of its Consumer Products in the US, while Brite Bites is a UK trademark.

         NUTRITION PATENTS

         The Company owns 27 patents on Nutrition Products, and has exclusive licenses under additional patents. Eighteen patents cover certain chromium compositions and their uses, including three patents that expire in 2009, for the basic nutritional uses of chromium picolinate in the management of cholesterol, glucose control, and increasing lean body mass and reducing body fat. The chromium patents owned by the Company also include composition of matter patents for novel chromium picolinate complexes. The improved chromium picolinate complexes contain combinations of chromium and various nutrients for enhancing the benefits of chromium picolinate, including the basic uses for chromium picolinate, and have patent protection into the year 2018.

         The Company owns other patents relating to, among other things, chromium/biotin treatments for reducing hyperglycemia and stabilizing levels of serum glucose, magnesium taurate treatments of cardiac conditions, and arginine-silicate-inositol complexes for preventing or inhibiting atherosclerosis, which expire during the period from 2015 through 2018.

         The Company maintains non-disclosure safeguards, including confidentiality agreements, with employees, and certain consultants. There can be no assurance, however, that others may not independently develop similar technology or that secrecy will not be breached despite any agreements that exist.

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

         COMPETITION

         The nutritional products industry is intensely competitive. Competitors include major companies with raw materials and finished product divisions that also engage in the development and sale of dietary supplements. Many of these competitors have financial and technical resources as well as production and marketing capabilities substantially greater than those of the Company. In addition, many of the Company's competitors have experience significantly greater than that of the Company in the developing and testing of new or improved products.

         The Company believes that its success in competing with others will in part be based on enforcing its patents portfolio. Although the Company holds exclusive rights to basic patents covering the nutritional uses of chromium picolinate, and its other chromium-based supplements, the industry does not always recognize the value of a patented position. The industry is fragmented, and both foreign and domestic companies appear willing at times to disregard patent rights.

MANUFACTURING

         Contractors, who manufacture to the Company's specifications, sometimes using the Company's proprietary technology, manufacture the Company's Ingredients and Consumer Products for the Company. The Company believes that it has adequate inventory of products to accommodate a suspension in the manufacture of any of its products. There are numerous sources of supply for all of the raw materials used in the manufacture of the Company's Ingredients and Consumer Products.

         The Company's Ingredient products are manufactured in bulk and then sold as raw materials to customers who incorporate them into over 900 finished products such as vitamin/mineral formulas, dietary supplements, baked goods, beverages and other products. These products are sold by the Company's customers under a variety of brands throughout the world through natural/health food stores, supermarkets, drug stores, and mass merchandisers, and also through direct sales and catalogues sales.

EMPLOYEES

         As of June 30, 2001, the Company had 23 full-time employees, of whom 3 were executive employees, 6 were administrative, 9 were engaged in marketing and sales, and 5 were involved in research, process and product development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

ITEM 2.           PROPERTIES

         Since September 1998, the Company maintains its headquarters at 4 Manhattanville Road, Purchase, New York 10577-2197 (Tel: 914-701-4500). Pursuant to a seven and one-half year sublease entered into September 1998, the Company is paying an annual rent for its headquarters location in the amount of $589,420, which sum is due in monthly installments. The rent is subject to annual increases over the term of the lease based on increases in certain building operating expenses. With the completion of the out-licensing of its antibacterial technologies, the Company closed its laboratories at 777 Old Saw Mill River Road, Tarrytown, New York 10591.

ITEM 3.           LEGAL PROCEEDINGS

         The Company in the ordinary course of its business has brought patent infringement actions against companies that are selling chromium picolinate in violation of the Company's patent rights. As of this date, two of these actions are ongoing, and the Company intends to vigorously protect its proprietary rights. Various actions have been terminated on terms that the Company believes will protect its rights.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders during the fiscal quarter ended June 30, 2001.

                                     PART II

ITEM 5.           MARKET PRICE OF REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "NXXI".

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

                                  COMMON STOCK

 Fiscal Quarter Ended              High          Low
--------------------------------------------------------------------------------

September 30, 1999                $3.875        $1.938

December 31, 1999                 $3.00         $1.906

March 31, 2000                    $8.00         $2.25

June 30, 2000                     $5.50         $2.703

September 30, 2000                $3.094        $1.50

December 31, 2000                 $1.563        $0.875

March 31, 2001                    $1.563        $0.656

June 30, 2001                     $1.23         $0.87



         As of September 20, 2001, there were approximately 469 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of its Common Stock is held of record in broker "street names."

ITEM 6.           SELECTED FINANCIAL DATA

         The following tables summarize selected consolidated financial data that should be read in conjunction the more detailed financial statements and related footnotes and management's discussion and analysis of financial condition and results of operations included herein. Figures are stated in thousands of dollars, except per share amounts.

SELECTED STATEMENT OF                                YEAR ENDED JUNE 30,
OPERATIONS DATA:                       2001        2000       1999(3)      1998(2)      1997(1)
------------------------------------------------------------------------------------------------
Total Revenues                        $23,252     $32,814     $28,301      $20,758      $11,280
Gross Profit                           17,629      27,034      23,519       17,802        6,282
Operating (Loss) Income               (1,003)       7,041       6,469        1,467     (16,635)
Income (Loss) Before Taxes              1,400       7,004       6,347        1,168      (6,661)
Income Taxes                              335         523         482          116          152
Net Income (Loss)                       1,065       6,490       5,865        1,052      (6,813)
Diluted Earnings (Loss) per Share        0.03        0.20        0.19       (0.04)       (0.38)

                                                          AT JUNE 30,
SELECTED BALANCE SHEET DATA:            2001        2000       1999         1998          1997
------------------------------------------------------------------------------------------------
Working Capital (deficit)              $6,392      $6,486      $1,879     $(2,269)       $7,055
Total Assets                           38,887      41,085      34,541       20,735       12,754
Total Liabilities                       6,495      10,430      12,950       10,437        5,144
Long-Term Obligations                     122       1,278       3,807        1,543        2,184
Redeemable Preferred Stock                418         676         921           --           --
Stockholders' Equity                   31,974      29,979      20,670       10,298        7,610

------------------
(1) The results for the year ended June 30, 1997, are those of the Company and Aplin & Barrett (a former subsidiary) for the period July 1, 1996 through December 11, 1996 and those of the Company only for the remainder of the fiscal year (see Item 13-Certain Relationships and Related Transactions) and a gain of $9.7 million on sale of Alpin & Barrett

(2) Consolidated Statements of Operations includes the operations of Nutrition 21 from August 11, 1997, the date of acquisition.

(3) Consolidated Statements of Operations includes the operations of the Lite Bites business from January 1, 1999, the effective date of acquisition.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

OVERVIEW

         The following table sets forth items in the Consolidated Statements of Income as a percent of revenues:

                                                           Fiscal Year
                                                       Percent of Revenues
                                                   2001       2000       1999
                                                   ----       ----       ----
Revenues                                          100.0%     100.0%     100.0%

Gross profit*                                       73.0       82.1       82.2
Selling, general and administrative expense         44.6       40.6       44.0
Research and development expenses                   10.9        8.0        6.3
Operating (loss) income                            (4.3)       21.5       22.9
Net income                                           4.6       19.8       20.7

*Based upon percent of net sales


RESULTS OF OPERATIONS

1.       Year ended June 30, 2001 vs. Year ended June 30, 2000

REVENUES

Net sales of $20.8 million for fiscal 2001 declined $11.5 million when compared to net sales of $32.3 million for fiscal 2000. The decline is due primarily to price reductions instituted in August 2000 on expiration of a patent exclusively licensed to the Company on the Company's Chromax(R) chromium picolinate product. Partially offsetting the decline was a 40% increase in the volume of Chromax chromium picolinate sold in fiscal 2001 vs. fiscal 2000.

Other revenues of $2.4 million for fiscal 2001 increased $1.9 million when compared to other revenues of $0.5 million in fiscal 2000. Fiscal 2001 included $1.9 million of license fees earned from Biosynexus Incorporated in accordance with a License Agreement entered into on August 2, 2000, and ImmuCell Corporation in accordance with a License Agreement entered into on April 12, 2000.

COST OF GOODS SOLD

Cost of goods sold of $5.6 million for fiscal 2001 declined $0.2 million when compared to $5.8 million in fiscal 2000. In fiscal 2000, cost of goods sold included the impact of the Company's Wipe Out(R) Dairy Wipes business, which was sold prior to fiscal 2001. The gross margin on product sales for fiscal 2001 was 73.0% as compared to 82.1% in fiscal 2000. The decrease in the gross margin percentage is due primarily to the price reductions instituted in August 2000 on the expiration of the exclusively licensed patent on the Company's Chromax(R) chromium picolinate product as well as the mix of products sold.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for fiscal 2001 of $10.4 million decreased $2.9 million when compared to $13.3 million in fiscal 2000. The decrease is due primarily to lower royalty expense due to the expiration of the licensed patent in August 2000; a reduction in the use of outside consultants as well as cost savings resulting from a restructuring undertaken by the Company. Partially offsetting these reductions was a non-recurring charge of $0.5 million related to the departure of the Company's previous CEO.

RESEARCH AND DEVELOPMENT

Research costs of $2.5 million for fiscal 2001, decreased slightly when compared to $2.6 million for the same period a year ago. An increase in expenses incurred for NutritionU.com of $0.3 million was offset by the cost savings resulting from a restructuring undertaken by the Company in the second quarter of fiscal 2001.

RESTRUCTURING AND OTHER CHARGES

The Company recorded $2.4 million for restructuring and other non-recurring charges, related to its nutritional products segment, in the second quarter of fiscal 2001. A $1.6 million restructuring charge was recorded as part of the Company's initiative to reduce costs and to create a more flexible and efficient organization. Included in the restructuring charge were $0.7 million of cash termination benefits associated with the separation of twenty employees. All of the affected employees left their positions as of June 30, 2001. All of the termination benefits were paid in fiscal 2001. This cash outlay was funded through cash from operations. Approximately $0.9 million of the restructuring charge relates to the Company's decision to discontinue its efforts to launch NO YO, a consumer weight loss product intended for the retail channel and to consolidate certain of the Company's facilities.

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

OPERATING (LOSS) INCOME

The Company's operating loss was $1.0 million for fiscal 2001 as compared to operating income of $7.0 million for the same period a year ago. The price reductions offered to the Company's chromium picolinate customers and the non-recurring charges recorded in the second quarter of fiscal 2001 were the contributing factors. Partially offsetting these factors were license fees of $1.9 million earned from Biosynexus Incorporated an ImmuCell Corporation in accordance with the License Agreements entered into on August 2, 2000 and April 12, 2000, respectively.

INTEREST INCOME, NET AND OTHER INCOME

Interest income, net of $61 thousand dollars, for fiscal 2001 was $174 thousand dollars greater than the comparable period a year earlier. Interest income was derived primarily from the investment of funds received from the successful settlement of patent infringement claims.

Other income of $2.3 million for fiscal 2001 includes the successful settlements of patent infringement claims brought by the Company.

INCOME TAXES

The effective tax rate for fiscal 2001 was 24.0% as compared to 7.5% in fiscal 2000. The difference between the effective tax rate and the federal statutory tax rate of 34% is due primarily to the utilization of fully reserved tax credit carryforwards. The effective tax rate in fiscal year 2000 of 7.5% differed from the federal statutory tax rate of 34%, due primarily to utilization of the federal loss carryforwards.

2.  Year ended June 30, 2000 vs. Year ended June 30, 1999

REVENUES

Net sales for fiscal 2000 increased $5.4 million, or 20%, to $32.3 million, compared to net sales of $26.9 million for fiscal 1999. The improvement in net sales is due to increased nutritional product sales of $2.9 million resulting from the January 1999 acquisition of the Lite Bites Business as well as a $2.4 million increase in ingredient sales.

Other revenues for fiscal 2000 declined $0.9 million to $0.5 million, as compared to other revenues of $1.4 million for fiscal 1999. Fiscal 1999 included a $1.0 million non-refundable payment for the rights granted to Whitehall-Robins Healthcare division of American Home Products Corporate (AHP) in accordance with the License, Option and Marketing Agreement entered into on October 8, 1998.

COST OF GOODS SOLD

Cost of goods sold for fiscal 2000 increased $1.0 million or 20.9% to $5.8 million compared to $4.8 million for fiscal 1999. The increase in cost of goods sold reflects the higher costs associated with the Company's Lite Bites nutritional products.

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

OPERATING INCOME

Operating income increased $0.5 million or 8.8% to $7.0 million in fiscal 2000 compared to $6.5 million in fiscal 1999. The increased sales of ingredient and nutritional products, partially offset by increases in selling, general, and administrative expense and amortization costs associated with the Lite Bites Business acquisition, were the primary reasons for the increase.

INTEREST EXPENSE NET AND MINORITY INTEREST

Interest expense, net decreased $95 thousand or 45.7% to $113 thousand for fiscal 2000 compared to $208 thousand in fiscal 1999, due primarily to reduced debt levels and additional interest income earned on funds invested in interest-bearing deposits. Minority interest, net of tax of $9 thousand in fiscal 2000, is related to minority shareholder interest in the Company's online internet subsidiary.

INCOME TAXES

Income taxes increased $41 thousand to $0.5 million in fiscal 2000 when compared to fiscal 1999. The increase is primarily due to estimated state income taxes resulting from the Company's increased profitability. The Company has substantially utilized its federal tax loss carryforwards; therefore its effective tax rate will increase significantly.

BUSINESS SEGMENTS

The Company operates in two business segments - Nutritional Products and Pharmaceutical Products.

NUTRITIONAL PRODUCTS

1.       Year ended June 30, 2001 vs. Year ended June 30, 2000

Nutritional product revenues of $21.1 million for fiscal 2001 decreased $11.1 million, when compared to nutritional product revenues of $32.2 million for fiscal 2000. The decrease in revenues is primarily due to reductions in the selling price of chromium picolinate offered to our ingredient product customers, as a result of the expiration of the composition-of-matter patent in August 2000. The decrease was partially offset by a 40% increase in the volume of Chromax chromium picolinate sold in fiscal 2001 vs. fiscal 2000.

Nutritional products operating loss for fiscal 2001 was $2.9 million as compared to operating income of $7.0 million for the same period a year ago. The decease is due primarily to the reduction in the selling price of chromium picolinate, and the funding of the operations of NutritionU.com, which was part of the restructuring charge as previously discussed.

2.       Year ended June 30, 2000 vs. Year ended June 30, 1999

Nutritional product revenues in fiscal 2000 increased $4.9 million, or 17.8% to $32.2 million compared to $27.3 million in fiscal 1999. The increase in revenues is due to increased nutritional product sales of $2.8 million resulting from the January 1999 acquisition of the Lite Bites Business; as well as a $2.4 million increase in ingredient product sales, partially offset by reduced revenues of $0.4 million due to the sale of the Company's Wipe Out(R) Dairy Wipes business in December 1999.

Nutritional products operating income was $7.0 million in fiscal 2000, an increase of $0.4 million or 5.6% compared to $6.6 million in fiscal 1999. The increase is primarily due to the full year's benefit resulting from the acquisition of the Lite Bites Business, as well as increased sales of ingredient products. Partially offsetting these increases were higher selling, general and administrative expense as well as increased amortization cost resulting from the acquisition of the Lite Bites Business.

PHARMACEUTICAL PRODUCTS

1.       Year ended June 30, 2001 vs. Year ended June 30, 2000

Pharmaceutical product revenues of $2.1 million for fiscal 2001 increased $1.5 million when compared to $0.6 million for fiscal 2000. The increase is due primarily to license fees earned from users of the Company's patented technologies.

Pharmaceutical products operating income for fiscal 2001 was $1.9 million compared to $63 thousand in the comparable period a year ago. The increase is due primarily to license fees earned from users of the Company's patented technologies.

2.       Year ended June 30, 2000 vs. Year ended June 30, 1999

Pharmaceutical products revenues were $0.6 million in fiscal 2000, a decrease of $0.3 million compared to $0.9 million in fiscal 1999. The decrease in revenues is due to reduced sales of nisin-based animal health products resulting from the sale of the nisin-based animal health business in December 1999.

Pharmaceutical products operating income was $63 thousand in fiscal 2000, as compared to an operating loss of $139 thousand in fiscal 1999. The increase is primarily due to reduced costs in the Company's Wipe Out(R) Dairy Wipes business, as well as increased sales of the Company's lysostaphin products.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2001 decreased $3.1 million to $5.4 million compared to $8.5 million at June 30, 2000. As of June 30, 2001, the Company had a working capital surplus of $6.4 million, compared to a working capital surplus of $6.5 million as of June 30, 2000.

Net cash provided by operations for fiscal 2001 was $3.6 million compared to $9.4 million for fiscal year 2000. The decrease is due primarily to lower profitability.

Net cash used in investing activities for fiscal 2001 was $5.0 million compared to $4.2 million for fiscal 2000. The increase in cash used is due primarily to increased contingent payments made to the former owners of Nutrition 21.

Net cash used in financing activities in fiscal 2001 was $1.8 million compared to $1.1 million for fiscal 2000. There were no cash exercises of options and warrants in fiscal 2001.

The Loan Agreement with Citizens Bank of Massachusetts ("Citizens") is for a $5.5 million term loan and a $4.0 million revolving credit facility for the purposes of acquiring the Lite Bites Business and for general corporate purposes. Loans from Citizens bear interest at the prime rate plus 1% and are due February 1, 2002. The Company is making monthly payments of principal and interest on the loan. The Company had no outstanding balance on the revolving credit facility as of June 30, 2001. As of June 30, 2001, the Company had an outstanding term loan balance of $1.1 million with Citizens.

In accordance with the Purchase Agreement for the acquisition of Nutrition 21, the Company recorded on its balance sheet at June 30, 2001, a current liability of $1.3 million for the contingent payment due in September 2001 to the former owners of Nutrition 21 as provided for in the purchase agreement. On September 30, 2000, the Company paid the former owners of Nutrition 21 approximately $3.6 million, representing the full amount of the contingent payment due for the 12-month period September 1999 through August 2000. The Company utilized cash generated from operations to satisfy the contingent payment.

In accordance with the Agreement of Purchase and Sale of Assets of OLI entered into on January 19, 1999, the Company recorded on its balance sheet at June 30, 2001, a current liability of $0.4 million for a contingent payment due in January 2002 to the former owners of OLI. On February 8, 2001, in satisfaction of a contingent payment requirement, the Company paid the former owners of OLI $1.0 million in cash, and issued to them 941 shares of its Series G Preferred Stock. The Company used cash generated from operations to satisfy the cash portion of the contingent payments.

The Company's primary sources of financing are cash generated from continuing operations and the Citizens revolving credit facility. The availability under the Citizens revolving credit facility is based on the Company's accounts receivable and inventory. At June 30, 2001, the availability under the revolving line of credit was $3.3 million. At June 30, 2001, the Company had no borrowings under this line.

The Company believes that cash generated from operations and cash available under the revolving credit facility will provide sufficient liquidity to fund operations, debt service and other scheduled contingent payments for the next twelve months.

Future acquisition activities and any increases in marketing and research and development expenses over the present levels may require additional funds. Also, the Company is obligated to repay the borrowings to Citizens no later than February 2002. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on terms acceptable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company has substantially utilized it's federal tax loss and credit carryforwards, and therefore it is expected that its effective tax rate will increase from 24% in fiscal 2001 to an effective tax rate of 36%, thereby reducing net income and earnings per share in future periods as well as affecting comparisons with prior periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Securities and Exchange  Commission (SEC) released Staff Accounting Bulletin
(SAB) No. 101 "Revenue Recognition in Financial Statements" on December 3, 1999, SAB No. 101A on March 24, 2000 and SAB No. 101B on June 26, 2000 and a document issued on October 12, 2000 responding to frequently asked questions (FAQ) regarding accounting standards related to revenue recognition and SAB No. 101. For fiscal year 2001, there was no material impact on our financial position or results of operations as a result of the above.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet determined what the effect of these Statements will have on the future financial position and results of operations of the Company.

ITEM 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices. The Company's existing term loan with Citizens Bank of Massachusetts (successor in interest to State Street Bank and Trust Company) bears interest at a rate equal to the prime lending rate plus one percent. As a result, the Company does have exposure to changes in interest rates. For example, if interest rates increase by one percentage point from current levels, the Company would incur incremental interest expense of $7 thousand through the scheduled maturity of the term loan on February 1, 2002.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included herein commencing on page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting held on January 12, 2001, the Audit Committee of the Board of Directors of the Company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending June 30, 2001 to replace the firm of KPMG LLP, who were dismissed as auditors of the Company effective January 18, 2001.

The audit reports of KPMG LLP on the consolidated financial statements of AMBI Inc. and subsidiaries as of and for the years ended June 30, 2000 and 1999, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

         The officers and directors of the Company are as follows:

                                   Year Joined
       Name and Age                Company         Position
-------------------------------------------------------------------------------
Gail Montgomery (48)               1999            President, Chief
                                                   Executive Officer,
                                                   and Director

Robert E. Flynn (68)*              1996            Chairman of the Board

P. George Benson, PhD (55)         1998            Director

Audrey T. Cross, PhD (56)          1995            Director

John H. Gutfreund (71)*            2000            Director

Alan J. Kirschbaum (56)            1999            Senior Vice President,
                                                   Finance and Administration,
                                                   and Chief Financial Officer

Marvin Moser, MD (77)              1997            Director

Robert E. Pollack, PhD (61)        1995            Director

Benjamin T. Sporn (63)             1986            Senior Vice President,
                                                   General Counsel, and
                                                   Secretary

* Mr. Gutfreund will become Chairman of the Board on September 30, 2001, succeeding Mr. Flynn who will remain on the Board until December 31, 2001.

         Gail Montgomery has been President, Chief Executive Officer and a Director of the Company since September 29, 2000, when she succeeded Fredrick D. Price. From July 1999 to September 2000, she served the Company's Nutrition 21 subsidiary in various capacities, most recently as Vice President and General Manager. From November 1998 to July 1999, Ms. Montgomery was President of Health Advantage Consulting, a consulting firm, which provided strategic planning, new product introduction, and market development services to the nutrition industry. From 1992 to 1998 she worked for Diet Workshop, a diet franchise network, most recently as President and CEO. From 1979 to 1992, Ms. Montgomery has served in various capacities in the health and fitness sector. She received a BA from Douglas College of Rutgers University in communications.

         Robert E. Flynn was elected a Director of the Company in October 1996 and Chairman of the Board of Directors in October 1997. He served as Chairman of the NutraSweet Company from June 1990 until he retired in December 1995. Mr. Flynn also served as Chief Executive Officer of the NutraSweet Company from June 1990 until March 1995. From 1981 to 1990, he served in various executive capacities with Fisher Controls International Inc., including Chairman and Chief Executive Officer. Prior thereto from 1957 to 1981, Mr. Flynn held positions of increasing importance with The Carborundum Co. Mr. Flynn is also a member of the Board of Stantec Inc. and WorldPages.com. He received a BSc from Loyola College, a BEE from McGill University and an MBA from Rutgers University

         P. George Benson, PhD, was elected a Director of the Company in July 1998. Dr. Benson is Dean of the Terry College of Business and holds the Simon S. Selig, Jr. Chair for Economic Growth at the University of Georgia. Dr. Benson was previously the Dean of the Faculty of Management at Rutgers University and a professor of decision sciences at the Carlson School of Management of the University of Minnesota. In 1997, he was appointed by the U.S. Secretary of Commerce to a three-year term as one of the nine judges for the Malcolm Baldrige National Quality Award. In 1996, Business News New Jersey named Dr. Benson one of New Jersey's "Top 100 Business People". He received a BS from Bucknell University and a PhD in business from the University of Florida.

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

         John H. Gutfreund was elected a Director of the Company in February 2000. Mr. Gutfreund is president of Gutfreund & Company, Inc., a New York-based financial consulting firm that specializes in advising select corporations and financial institutions in the United States, Europe and Asia. He is the former chairman and chief executive officer of Salomon Inc., and past vice chairman of the New York Stock Exchange and a past board member of the Securities Industry Association. Mr. Gutfreund is active in the management of various civic, charitable, and philanthropic organizations, including the New York Public Library, and the Astor, Lenox, Tilden, and Aperture Foundations. Mr. Gutfreund is also a director of AccuWeather, Inc., Arch Wireless, Ascent Assurance, Inc., Evercel Inc., LCA-Vision, Inc., Maxicare Health Plans, Inc., The LongChamp Core Plus Fund Ltd., and The Universal Bond Fund. He received a BA from Oberlin College.

         Alan J. Kirschbaum was elected Senior Vice President, Finance and Administration, and Chief Financial Officer, in March 2001. From October 1999 to March 2001, he served the Company as Controller. From 1996 to 1999, Mr. Kirschbaum was Vice President and Controller of AMS Asset Management Services. From 1984 to 1996, he held a series of increasingly responsible financial positions with Ascom Timeplex, Inc. He holds a BS from Pennsylvania State University, an MBA from Pace University, and is a Certified Public Accountant.

         Marvin Moser, MD was elected to the Board of Directors in October 1997. He is clinical professor of medicine at Yale and senior medical consultant at the National High Blood Pressure Education Program of the National Heart, Lung and Blood Institute. Dr. Moser's work has focused on various approaches to the prevention and treatment of hypertension and heart disease. He has published extensively on this subject with over 400 publications. He has authored or contributed to more than 30 books and numerous physician and patient education programs. He is editor-in chief of the Journal of Clinical Hypertension. Dr. Moser is also a member of the Board of The Third Avenue Value Funds and the Trudeau Institute. Dr. Moser holds a BA from Cornell University and an MD from Downstate University College of Medicine.

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

         The directors' serve for a term of one year and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors. There are no family relationships among directors or executive officers.

ARRANGEMENTS REGARDING THE ELECTION OF DIRECTORS

         So long as Burns Philp & Company Limited (an owner of 24% of the Company's outstanding common shares) owns at least 20% of the Company's outstanding common stock, BP is entitled to nominate one member for election to the Company's Board. Currently, BP has not nominated a member for election to the Company's Board. See Item 13. Certain Relationships and Related Transactions.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company has an audit committee consisting of Mr. Flynn, Mr. Gutfreund, and Dr. Benson. In addition, the Company has a compensation committee consisting of Dr. Cross, Mr. Flynn, and Dr. Pollack. During the year ended June 30, 2001, the audit committee met three times, and the compensation committee met three times.

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the periods indicated for (i) each person that served as chief executive officer during fiscal year 2001 and (ii) certain other person that served as an executive officer in fiscal year 2001 whose total annual salary and bonus was in excess of $100,000.

                                  SUMMARY COMPENSATION TABLE (1)(2)
===========================================================================================================
                                                                                LONG-TERM        ALL OTHER
NAME AND PRINCIPAL POSITION                          ANNUAL COMPENSATION       COMPENSATION    COMPENSATION
                                      ---------------------------------------------------------------------
                                             PERIOD         SALARY      BONUS    SECURITIES         ($)
                                                              ($)        ($)     UNDERLYING
                                                                                  OPTIONS
                                                                                    (#)
-----------------------------------------------------------------------------------------------------------
Gail Montgomery, President,
Chief Executive Officer and Director   7/27/99 - 6/30/00    113,180     50,000    25,000
(3)
                                      ---------------------------------------------------------------------
                                       7/1/00 - 6/30/01     257,307    275,000   200,000

-----------------------------------------------------------------------------------------------------------
Fredric D. Price, former President,
Chief Executive Officer and Director   7/1/98 - 6/30/99     275,000    275,000
(4)
                                      ---------------------------------------------------------------------
                                       7/1/99 - 6/30/00     275,000    275,000                   21,154 (5)

                                      ---------------------------------------------------------------------
                                       7/1/00 - 6/30/01  68,750 (6)                             227,404 (6)

-----------------------------------------------------------------------------------------------------------
Jonathan de la Harpe, PhD, former
Senior Vice President, Commercial      7/1/98 - 6/30/99     129,923     30,000    15,000
Operations (7)
                                      ---------------------------------------------------------------------
                                       7/1/99 -6/30/00      160,000     50,000    32,000          2,713 (5)

                                      ---------------------------------------------------------------------
                                       7/1/00 -6/30/01      150,267     50,000    32,000          2,713 (5)

-----------------------------------------------------------------------------------------------------------
Alan J. Kirschbaum, Senior Vice
President, Finance and                 7/1/99 - 6/30/00     137,500     15,000    15,000
Administration, and Chief Financial
Officer
                                      ---------------------------------------------------------------------
                                       7/1/00 - 6/30/01     150,000     30,000

-----------------------------------------------------------------------------------------------------------
Benjamin T. Sporn, Senior Vice
President, General Counsel and         7/1/98 - 6/30/99     160,000     50,000    25,000
Secretary
                                      ---------------------------------------------------------------------
                                       7/1/99 - 6/30/00     190,000     75,000

                                      ---------------------------------------------------------------------
                                       7/1/00 - 6/30/01     207,500     66,688

===========================================================================================================

(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed as to any named officer or director, the lesser of $50,000 or 10% of such person's annual salary and bonus.

(2) Pursuant to the regulations promulgated by the Securities and Exchange Commission (the "Commission"), the table omits a number of columns reserved for types of compensation not applicable to the Company.

(3) Ms. Montgomery succeeded Mr. Price as CEO, President and Director on September 29, 2000.

(4) Mr. Price's employment with the Company terminated September 29, 2000. Includes salary and payments made to Mr. Price under the terms of a consulting agreement entered into as of September 29, 2000.

(5) Represents loans and interest forgiven.

(6) Mr. Price's employment with the Company terminated on September 29, 2000. Effective as of such date the Company entered into a consulting agreement with Mr. Price as described under "Employment and Consulting Agreements." For fiscal 2001, the "other compensation" for Mr. Price was comprised of $206,250 paid pursuant to such consulting agreement and the forgiveness of $21,154 of loans and interest pursuant to such agreement.

(7) Dr. de la Harpe employment by the Company terminated April 30, 2001.

None of the individuals listed above received any long-term incentive plan awards during the fiscal year.

EMPLOYMENT AND CONSULTING AGREEMENTS

         The Company entered into an employment agreement, effective October 1, 2000, with Gail Montgomery. The agreement has a two-year term, which ends on September 30, 2002, and provides for an annual salary of $275,000, and the grant of Stock Options to purchase up to 150,000 shares of the Company's common stock at $1.3125 per share. The Options vest 50% on October 16, 2001 and 50% on October 16, 2002, but only if Ms. Montgomery is employed by the Company on these dates, and expire in 2005. The agreement also provides for certain performance bonuses. Although employment under the agreement is at will, if employment is terminated by the Company under certain circumstances, Ms. Montgomery will receive continuation of her salary for one year, certain benefits will continue for twelve months after termination, and all of Ms. Montgomery's stock options will vest. In addition, in the event of certain changes in control in stock ownership of the Company, Ms. Montgomery will receive a minimum of two times her annual salary.

         Mr. Price's employment with the Company terminated on September 29, 2000. Effective as of such date, the Company entered into a consulting agreement with Mr. Price. The agreement is for the period of October 1, 2000 through June 30, 2004, and provides for payment of $206,250 for the period from October 1, 2000 through June 30, 2001, and a fee at an annual rate of $100,000 thereafter. All of Mr. Price's stock options ( 900,000 shares) vest and are exercisable until June 30, 2004. Upon the occurrence of a change of control (as defined in the agreement), the agreement terminates and the Company is required to pay to Mr. Price a lump-sum payment equal to the fees that would have been paid to him over the remaining term of the agreement had the change of control not occurred.

         The following tables set forth information with regard to options granted during the fiscal year (i) to the Company's Chief Executive Officer, and
(ii) to other officers of the Company named in the Summary Compensation Table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

---------------------------------------------------------------------------------------------------------------
                                Individual Grants                           Potential Realizable Value
                                                                            At Assumed Annual Rates
                                                                            Of Stock Price Appreciation
                                                                            For Option Term
---------------------------------------------------------------------------------------------------------------

                                                 Percent Of
                                 Number Of          Total
                                Securities         Options       Exercise
                                Underlying       Granted To      Of Base
                                  Options       Employees In      Price      Expiration
            Name                Granted (#)     Fiscal Year       ($/Sh)        Date        5% ($)    10% ($)

---------------------------------------------------------------------------------------------------------------
A.  Jonathan de la Harpe         25,000            1.95           $0.938        (1)        $6,479     $14,376
                                 50,000            3.90           $1.813        (1)        $25,044    $55,343
---------------------------------------------------------------------------------------------------------------

B. Alan J. Kirschbaum            5,000             0.39           $1.813        (2)        $2,505     $5,534
                                 10,000            0.78           $0.813        (2)        $2,246     $3,773
                                 30,000            2.34           $1.140        (2)        $9,448     $20,879
                                 30,000            2.34           $0.938        (3)        $7,775     $17,180
---------------------------------------------------------------------------------------------------------------

C. Gail Montgomery               50,000            3.90           $1.813        (2)        $25,044    $55,343
                                 150,000           11.71          $1.313        (4)        $54,414    $120,239
---------------------------------------------------------------------------------------------------------------

D.  Fredric D. Price                0                0               -           -            -           -
---------------------------------------------------------------------------------------------------------------

E.  Benjamin T. Sporn            35,000            2.73           $0.938        (3)        $9,070     $20,043
                                 50,000            3.90           $1.813        (2)        $25,044    $55,343
                                 40,000            3.12           $1.140        (2)        $12,598    $27,839
                                 40,000            3.12           $1.140        (5)        $47,544    $72,675
---------------------------------------------------------------------------------------------------------------


(1)   Options are expired by reason of termination of employment.

(2) Vesting 20% per year; expiration the earlier of 5 years from vesting or 89 days after termination of employment.

(3) Vesting 33 and 1/3% on date of grant and on the next two anniversaries of the grant; expiration the earlier of 5 years from vesting or 89 days after termination of employment.

(4) Vesting 50% per year; expiration the earlier of 5 years from vesting or one year after termination of employment.

(5) Vested; expiration earlier of 10 years from vesting or 89 days after termination of employment.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

----------------------------------------------------------------------------------------------------------
                                INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------
      Name          Shares         Value     Number of Unexercised Options   Value of Unexercised In-the-
                   Acquired    realized ($)         at FY-End (#)              Money Options at FY-End
                      in
                   Exercise
                     (#)
                                            --------------------------------------------------------------
                                             Exercisable     Unexercisable    Exercisable   Unexercisable
----------------------------------------------------------------------------------------------------------
Jonathan de               0              0             0                0             $0              $0
la Harpe
----------------------------------------------------------------------------------------------------------

Alan J.
Kirschbaum                0              0        29,000           86,000         $1,570          $4,278
----------------------------------------------------------------------------------------------------------

Gail                      0              0         5,000          270,000             $0              $0
Montgomery
----------------------------------------------------------------------------------------------------------

Fredric D.                0              0       900,000                0             $0              $0
Price
----------------------------------------------------------------------------------------------------------

Benjamin T.               0              0       106,666          140,833         $2,356          $4,713
Sporn
----------------------------------------------------------------------------------------------------------

PENSION PLANS

NUTRITION 21, INC.

         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees, a non-contributory pension plan (the "Pension Plan") maintained by Burns Philp as long as Burns Philp maintains the Pension Plan and owns at least 20% of the Company's outstanding Common Stock. Burns Philp currently holds approximately 24% of the Company's outstanding Common Stock. Assuming retirement at age 65, the Pension Plan provides benefits equal to the greater of (a) 1.1% of the employee's final average earnings multiplied by the number of years of credited service plus 0.65% of the employee's final average earnings in excess of the average of the contribution and the benefit basis in effect under Section 230 of the Social Security Act for each year in the 35-year period ending with the year of Social Security retirement age as calculated under Section 401(l)(5)(E) of the Code and Table I of IRS Notice 89-70, multiplied by the employee's years of credited service up to 35, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan or (b) $24 multiplied by the number of years of credited service up to 25 years plus $12 multiplied by the years of employment from 26-40 years, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan. The "final average earnings" are the average earnings during the five highest-paid consecutive calendar years within the last ten calendar years of credited service with the Company. Earnings include the salary and bonus listed in the summary compensation table. Earnings, which may be considered under the Pension Plan, are limited to $170,000 per year subject to annual cost of living adjustments as determined by the IRS.

         The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 2001 and a single life annuity benefit, according to years of credited service and final average earnings. The benefits listed are not subject to any deduction for Social Security or other offset amounts.

                            YEARS OF CREDITED SERVICE

Final average
earnings            15          20           25          30           35
-------------------------------------------------------------------------------
$25,000             $4,320      $5,760       $7,200      $8,250       $9,625

$50,000             $9,497      $12,663      $15,828     $18,994      $22,159

$75,000             $16,059     $21,412      $26,766     $32,119      $37,472

$100,000            $22,622     $30,162      $37,030     $45,244      $52,748

$150,000            $35,747     $47,662      $59,578     $71,494      $83,409

$170,000            $40,997     $54,600      $68,328     $81,994      $95,659
and up

         Alan J. Kirschbaum, Gail Montgomery, and Benjamin T. Sporn each have 2.5, 1.9, and 9 years, respectively, of credited service under the Pension Plan as of June 30, 2001, and, at age 65, would have approximately 11, 19, and 11 years of credited service, respectively.

DIRECTOR COMPENSATION

         Non-management  Directors  each receive a quarterly  director's  fee of
$1,800 and the Chairman of the Board receives a quarterly director's fee of $3,600. Each also receives $500 for each meeting of the Board attended in person, $250 for each meeting of the Board attended telephonically, and each receives annually options to acquire 10,000 shares of Common Stock, which were granted at an exercise price of $0.875. Each also received an additional grant of 10,000 shares at an exercise price of $0.875

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from July 1, 2000 through June 30, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table sets forth, as of September 24, 2001, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 4 Manhattanville Road, Purchase, New York 10577-2197.

                   Shares Owned Beneficially and of Record (1)

  Name and Address                       No. of Shares             % of Total

  P. George Benson (2)                       55,000                   *

  Audrey T. Cross (3)                        84,000                   *

  Robert E. Flynn (4)                       132,000                    *

  John H. Gutfreund (5)                      80,000                    *

  Alan J. Kirschbaum (6)                     42,500                    *

  Gail Montgomery (7)                       105,000                    *

  Marvin Moser (8)                          145,000                    *

  Robert E. Pollack (9)                      90,000                    *

  Benjamin T. Sporn (10)                    135,891                    *

  American Home Products Corporation      3,478,261                   10.75
  5 Giralda Farms
  Madison, NJ 07940

  Burns Philp & Company Limited (11)      7,763,837                   24.00
  7 Bridge Street
  Sydney, NSW 2000, Australia

o All Executive Officers and Directors      869,391                    2.63
  as a Group (9 persons) (12)

------------------
       * Less than 1%

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group or group of persons is deemed to have "beneficial ownership" of any shares as of a given date, which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purposes of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 50,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(3) Includes 80,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(4) Includes 120,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(5) Includes 30,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(6) Includes 32,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(7) Includes 95,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(8) Includes 135,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(9) Consists of shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(10) Includes 106,666 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(11) Consists of shares owned by subsidiaries.

(12) Includes 738,666 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On December 12, 1996, the Company completed the sale of its UK-based food ingredients subsidiary, Aplin & Barrett Limited ("A&B"), to Burns Philp & Company Limited ("BP") for $13.5 million in cash and the return to the Company of 2.42 million shares of the Company's Common Stock held by BP. The sale included the Company's nisin-based food preservative business. In connection with the transaction, the Company and A&B entered into two License Agreements. Pursuant to the first License Agreement, the Company is exclusively licensed by A&B for the use of nisin generally in pharmaceutical products and animal healthcare products. Pursuant to the second License Agreement, A&B is exclusively licensed by the Company generally for the use of nisin as a food preservative and for food preservation. As long as BP owns at least 20% of the Company's outstanding common stock, BP is entitled to nominate one member for election to the Company's Board. Currently, BP has not nominated a member for election to the Company's Board. The amount of consideration for the sale was arrived at through arms-length negotiation and a fairness opinion was obtained. As of June 30, 2001, BP owned 7,763,837 shares of Common Stock, and continues such Common Stock ownership as of the date hereof.

       In October 1998, the Company issued 3,478,261 shares of Common Stock to AHP for $4.0 million. AHP currently holds approximately 10.75% of the Company's outstanding Common Stock. Under a separate agreement in October 1998, AHP paid the Company $1.0 million for exclusive rights to sell the Company's Cardia Salt in retail markets in the United States. During fiscal 2001, AHP made payments to the Company of $500,000. See "Item 1. Business - Background"

       The Company licensed its remaining rights to sell lysostaphin for research purposes, to Benjamin T. Sporn, its senior vice president, for $300,000, payable in cash over a three-year period. A payment of $100,000 has been made, and payments of $100,000 each are due prior to July 1, 2002 and July 1, 2003, respectively. The price and other terms of the transaction were established through arms-length negotiations.

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

               3.     Exhibits

               The Index to Exhibits following the Signature Page indicates the Exhibits, which are being filed herewith, and the Exhibits, which are incorporated herein by reference.

       (b)     Reports on Form 8-K

               The Company did not file any Reports on Form 8-K during the fiscal quarter ended June 30, 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NUTRITION 21, INC.

                                                 By:  /s/ Gail Montgomery
                                                 -------------------------------
                                                 Gail Montgomery, President,
                                                 CEO and Director

Dated:  September 28, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of September 28, 2001 by the following persons on behalf of Registrant and in the capacities indicated.


                                                 /s/ Gail Montgomery
                                                 -------------------------------
                                                 Gail Montgomery, President,
                                                 CEO and Director

                                                 /s/ Robert E. Flynn
                                                 -------------------------------
                                                 Robert Flynn,
                                                 Chairman of the Board


                                                 /s/ P. George Benson
                                                 -------------------------------
                                                 P. George Benson, Director


                                                 /s/ Audrey T Cross
                                                 -------------------------------
                                                 Audrey T. Cross, Director


                                                 /s/ John H. Gutfreund
                                                 -------------------------------
                                                 John H. Gutfreund, Director


                                                 /s/ Marvin Moser
                                                 -------------------------------
                                                 Marvin Moser, Director


                                                 /s/ Robert E. Pollack
                                                 -------------------------------
                                                 Robert E. Pollack, Director


                                                 /s/ Alan J. Kirschbaum
                                                 -------------------------------
                                                 Alan J. Kirschbaum, Chief
                                                 Financial Officer

                                    EXHIBITS

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

10.57 Sublease dated as of September 18, 1998, between the Company and Abitibi Consolidated Sales Corporation (12)

10.58 Stock Purchase Agreement dated as of September 17, 1998 between American Home Products Corporation and AMBI Inc. (13)*

10.59         License, Option, and Marketing Agreement dated as of September 17,
              1998  between   American  Home   Products,   acting   through  its
              Whitehall-Robins Healthcare division, and AMBI Inc. (13)*

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

10.67 Employment Agreement dated as of October 16, 2000 between AMBI Inc. and Gail Montgomery (18)

10.68 Consulting Agreement entered into as of September 29, 2000 between AMBI Inc. and Fredrick D. Price. (19)

23.1          Consent of Ernst & Young LLP (19)

23.2          Consent of KPMG LLP (19)

--------------------------------------
(1) Incorporated by reference to the Company's Report on Form 10-K for 1991.

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

(14) Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1999.

(15) Incorporated by reference to the Company's Report on Form 10-K for 1999.

(16) Incorporated by reference to ImmuCell Corporation's Report on Form 8-K dated January 13, 2000.

(17)          Incorporated by reference to the Company's Report on Form 10-K for
              2000

(18) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31. 2000.

(19)          Filed Herewith.

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

                       NUTRITION 21, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FILED WITH THE ANNUAL REPORT OF THE

                              COMPANY ON FORM 10-K

                                  JUNE 30, 2001

                                                                       PAGE

REPORTS OF INDEPENDENT AUDITORS                                         F-2



CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2001 AND 2000                   F-4



CONSOLIDATED STATEMENTS OF INCOME FOR THE
         YEARS ENDED JUNE 30, 2001, 2000 AND 1999                       F-6



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999               F-7



CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         YEARS ENDED JUNE 30, 2001, 2000 AND 1999                       F-8



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Nutrition 21, Inc.



We have audited the accompanying consolidated balance sheet of Nutrition 21, Inc. and subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the related financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. and subsidiaries at June 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         /s/ Ernst and Young LLP
Stamford, CT
September 10, 2001

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Nutrition 21, Inc.:


We have audited the consolidated balance sheet of Nutrition 21, Inc. and subsidiaries, formerly known as AMBI Inc., as of June 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended June 30, 2000 and 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index at Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutrition 21, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                           KPMG LLP


Stamford, CT
September 15, 2000

                       NUTRITION 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            JUNE 30,    JUNE 30,
                                                             2001        2000
                                                             ----        ----
              ASSETS

Current assets:

  Cash and cash equivalents                                 $ 5,355     $ 8,488
  Accounts receivable (less allowance for
    doubtful accounts of $45 in 2001 and
    $134 in 2000)                                             3,963       4,587

  Other receivables                                           1,650         464

  Inventories                                                 1,322       1,382
  Prepaid expenses and other current assets                     475         717
                                                            -------     -------
        Total current assets                                 12,765      15,638


Property and equipment, net                                     633         734

Patents and trademarks (net of accumulated amortization
  of $10,375 in 2001 and $7,843 in 2000)                     22,804      21,711

Goodwill (net of accumulated amortization of
  $886 in 2001 and $449 in 2000)                              2,369       2,640

Other assets                                                    316         362
                                                            -------     -------

TOTAL ASSETS                                                $38,887     $41,085
                                                            =======     =======


See accompanying notes.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       JUNE 30,        JUNE 30,
                                                        2001             2000
                                                        ----             ----
  LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term debt                 $ 1,125         $ 1,500
     Accounts payable and accrued expenses               3,371           4,039
     Contingent payments payable                         1,855           3,584
     Preferred dividends payable                            22              29
                                                       -------         -------

     Total current liabilities                           6,373           9,152

  Long-term debt and lease obligation                       --           1,125
  Other long-term obligations                              122             153
                                                       -------         -------

  TOTAL LIABILITIES                                      6,495          10,430
                                                       -------         -------

  Commitments and contingent liabilities

  REDEEMABLE PREFERRED STOCK
    Series E convertible preferred,
    1,500 shares issued; 191 and 476
    shares outstanding at June 30, 2001
    and 2000, respectively (aggregate
    liquidation value $196)                                191             389

    Series F convertible preferred, 575
    shares issued; 227 and 343 shares
    outstanding at June 30, 2001 and
    2000, respectively (aggregate
    liquidation value $233)                                227             287

  STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value,
      authorized 5,000,000 shares Series G
      convertible preferred, 1,769 shares
      issued, 941 and 663 shares
      outstanding at June 30, 2001 and
      2000, respectively (aggregate
      liquidation value $952)                              941             663

    Common stock, $0.005 par value,
      authorized 65,000,000 shares;
      32,342,818 shares and 31,581,427
      shares issued and outstanding at
      June 30, 2001 and 2000, respectively                 161             158


  Additional paid-in capital                            63,196          62,291

  Accumulated deficit                                  (32,324)        (33,133)
                                                       -------         -------

  TOTAL STOCKHOLDERS' EQUITY                           $31,974         $29,979
                                                       -------         -------

  TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY                             $38,887         $41,085
                                                       =======         =======
  See accompanying notes.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                                         YEAR ENDED JUNE 30,
                                                                         --------------------
                                                           2001                 2000                 1999
                                                           ----                 ----                 ----
Net sales                                                $20,809              $32,289              $26,911
Other revenues                                             2,443                  525                1,390
                                                           -----                  ---                -----
REVENUES                                                  23,252               32,814               28,301

Cost of goods sold                                         5,623                5,780                4,782
                                                         -------              -------              -------
GROSS PROFIT                                              17,629               27,034               23,519

Selling, general & administrative expense                 10,370               13,314               12,456
Research & development expense                             2,538                2,610                1,787
Depreciation & amortization expense                        3,359                4,069                2,807
Restructuring & other charges                              2,365                   --                   --
                                                          ------               ------                -----
OPERATING (LOSS) INCOME                                   (1,003)               7,041                6,469

Interest income                                              304                  306                  189
Interest expense                                             243                  419                  397
Other income                                               2,342                   76                   86
                                                          ------                -----                -----
INCOME BEFORE INCOME TAXES                                 1,400                7,004                6,347

Income taxes                                                 335                  523                  482
Minority interest in subsidiary                               --                    9                   --
                                                         -------              -------              -------

NET INCOME                                                $1,065               $6,490               $5,865
                                                          ======               ======               ======

Basic earnings per share                                   $0.03                $0.21                $0.20
                                                           =====                =====                =====
Diluted earnings per share                                 $0.03                $0.20                $0.19
                                                           =====                =====                =====

Weighted average number of common
  shares - basic                                      31,781,403           30,741,861           26,481,880
                                                      ==========           ==========           ==========
Weighted average number of common
  shares and equivalents - diluted                    31,879,614           32,546,198           27,754,827
                                                      ==========           ==========           ==========

See accompanying notes.

                        NUTRITION 21, INC. & SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                            Preferred Stock     Preferred Stock    Preferred Stock
                                                                               Series C            Series D           Series G
                                                                            Shares      $       Shares       $      Shares   $
                                                                            ------     ---      ------      ---     ------  ---

Balance at June 30, l998                                                      222      $--      22,500      $--      --     $--

Conversion of Series D preferred stock to common stock, including
     dividends issued as common stock                                          --       --     (16,750)      --      --      --
Exchange and redemption of Series C preferred stock, including                 --       --          --       --      --      --
     accrued dividends for common stock and Series E preferred stock         (222)      --          --       --      --      --
Exchange and redemption of Series D preferred stock, including
     accrued dividends for common stock and Series F preferred stock                    --      (5,750)      --      --      --
Premium on redemption of Series F preferred stock                              --       --          --       --      --      --
Shares issued in connection with the settlement of AZWELL obligation           --       --          --       --      --      --
Preferred stock dividends                                                      --       --          --       --      --      --
Conversion of Series E preferred stock to common stock, including dividends issued as common stock
Issuance of common stock in connection with the acquisition of
     the Lite Bites Business                                                   --       --          --       --      --      --
Issuance of common stock to American Home Products                             --       --                   --      --      --
Compensation related to issuance and repricing of stock options
     and warrants to non-employees                                             --       --          --       --      --      --
Net income for the year                                                        --       --          --       --      --      --
                                                                            -----    -----       -----    -----   -----   -----
Balance at June 30, 1999                                                       --       --          --       --      --      --

Conversion of Series E preferred stock to common stock                         --       --          --       --      --      --
Common stock issued on exercise of options and warrants
Common stock issued for Optimum Lifestyle, Inc. contingent payment             --       --          --       --      --      --
Issuance of warrants                                                           --       --          --       --      --      --
Preferred stock dividends                                                      --       --          --       --      --      --
Preferred stock issued for Optimum Lifestyle, Inc. contingent payment          --       --          --       --     828     828
Conversion of Series G preferred stock to common stock                         --       --          --       --    (165)   (165)
Net income for the year                                                        --       --          --       --      --      --
                                                                            -----    -----       -----    -----   -----   -----
Balance at June 30, 2000                                                       --       --          --       --     663     663

Conversion of Series G preferred stock to common stock                         --       --          --       --    (663)   (663)
Cancellation of stock exercise                                                 --       --          --       --      --      --
Premium on redemption of Series F preferred stock                              --       --          --       --      --      --
Issuance of warrants                                                           --       --          --       --      --      --
Preferred stock dividends                                                      --       --          --       --      --      --
Preferred stock issued for Optimum Lifestyle, Inc. contingent payment          --       --          --       --     941     941
Conversion of Series E preferred stock to common stock                         --       --          --       --
Net income for the year                                                        --       --          --       --      --      --
                                                                            -----    -----       -----    -----   -----   -----
Balance at June 30, 2001                                                       --      $--          --      $--     941    $941
                                                                            =====    =====       =====    =====   =====   =====
=====

See accompanying notes.

                          Additional    Accumulated
       Common Stock     Paid-In Capital   Deficit       Total
    Shares          $          $             $            $
    ------        ----      -------      --------      -------

  20,898,297      $105      $54,942      $(44,749)     $10,298


   2,696,246        12          128            --          140
          --        --                                      --
     324,689         2       (1,729)         (242)      (1,969)

      78,166        --         (379)          (81)        (460)
          --        --           --          (117)        (117)
     780,488         4          996            --        1,000
          --        --           --          (201)        (201)

     591,812         3          604            --          607

   1,304,347         7        1,430            --        1,437
   3,478,261        17        3,983            --        4,000

          --        --           70            --           70
          --        --           --         5,865        5,865
------------     -----     --------     ---------     --------
  30,152,306       150       60,045       (39,525)      20,670

     243,546         1          249            --          250
     959,508         4        1,251            --        1,255
     200,000         1          503            --          504
          --        --           80            --           80
          --        --           --           (98)         (98)
          --        --           --            --          828
      26,067         2          163            --           --
          --        --           --         6,490        6,490
------------     -----     --------     ---------     --------
  31,581,427       158       62,291       (33,133)      29,979

     845,663         4          659            --           --
    (315,408)       (2)           2            --           --
          --        --           --          (110)        (110)
          --        --            8            --            8
          --        --           --          (146)        (146)
          --        --           --            --          941
     231,136         1          236            --          237
          --        --           --         1,065        1,065
------------     -----     --------     ---------     --------
  32,342,818      $161      $63,196      $(32,324)     $31,974
============     =====     ========     =========     ========

                       NUTRITION 21, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      YEAR ENDED JUNE 30,
                                                                      -------------------
                                                                 2001         2000       1999
                                                                 ----         ----       ----
Cash flows from operating activities:
Net income                                                      $1,065      $ 6,490      $5,865
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                               3,359        4,069       2,807
     Deferred taxes                                               (298)          --          --
     (Gain) loss on disposal of equipment                          (23)          11         138
     Gain on sale of product line                                   --          (19)         --
     Consulting expense                                             --          196         214
     Other, non-cash items                                           8           80          62
     Changes in assets and liabilities:
       Accounts receivable                                         624         (607)       (668)
       Other receivables                                        (1,186)           9        (377)
       Inventories                                                  60         (129)       (610)
       Prepaid and other current assets                            540          (32)       (272)
       Other assets                                                 46         (161)        (80)
       Accounts payable and accrued expenses                      (563)        (521)      1,707
                                                               -------      -------     -------
         Net cash provided by operating activities               3,632        9,386       8,786
                                                               -------      -------     -------

Cash flows from investing activities:
     Contingent payments for acquisitions                       (4,637)      (4,005)     (2,747)
     Purchases of property and equipment                          (167)        (194)       (443)
     Payments for patents and trademarks                          (209)        (541)     (1,145)
     Proceeds from sale of assets                                   32          512          76
     Payments for acquisition                                       --           --      (6,088)
                                                               -------      -------     -------
         Net cash used in investing activities                  (4,981)      (4,228)    (10,347)
                                                               -------      -------     -------

Cash flows from financing activities:
     Proceeds from term loan borrowings                             --           --       5,500
     Debt repayments                                            (1,500)      (2,250)     (4,036)
     Proceeds from exercise of options and warrants                 --        1,255       4,000
     Capital lease obligation repayments                            --          (63)       (122)
     Redemption of redeemable preferred stock                     (177)          --      (1,388)
     Preferred stock dividends paid                               (107)         (70)        (44)
                                                               -------      -------     -------
         Net cash ( used in) provided by financing activities   (1,784)      (1,128)      3,910
                                                               -------      -------     -------

Net (decrease) increase in cash and cash equivalents            (3,133)       4,030       2,349
Cash and cash equivalents at beginning of year                   8,488        4,458       2,109
                                                               -------      -------     -------
Cash and cash equivalents at end of year                       $ 5,355      $ 8,488     $ 4,458
                                                               =======      =======     =======

See accompanying notes.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)    CONSOLIDATION

                 Effective March 8, 2001, Nutrition 21, Inc. (the Company) changed its name from AMBI Inc. The consolidated financial statements for the year ended June 30, 1999 include the results of operations of the Company, its wholly owned subsidiary, Nutrition 21 and the Lite Bites Business from January 21, 1999. All intercompany balances and transactions have been eliminated in consolidation.

           b)    USE OF ESTIMATES

                 The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           c)    CASH EQUIVALENTS

                 The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents included in the accompanying financial statements include money market accounts, bank overnight investments and commercial paper.

           d)    INVENTORIES

                 Inventories are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value.

           e)    PROPERTY AND EQUIPMENT

                 Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the related assets' estimated useful lives. The estimated useful lives are as follows:

                                   Leasehold improvements    --   Term of lease
                                   Furniture and fixtures    --   7 years
                                   Machinery and equipment   --   5 to 7 years
                                   Office equipment          --   3 to 5 years

           f)    PATENTS AND TRADEMARKS

                 The Company capitalizes certain patents and trademarks. Patents and trademarks are amortized over their estimated economic lives, ranging from 2 to 15 years.

           g)    GOODWILL

                 Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 15 years.

           h)    REVENUE RECOGNITION

                 Sales revenue from proprietary ingredient products is recognized when title transfers, generally upon shipment of the product. Sales revenue from finished nutritional products are also recognized when title transfers, which is upon delivery at the customer site. There are no customer acceptance provisions to lapse before the recognition of any product revenue. Only revenue where collectability of accounts receivables is probable is recognized. Other revenues are comprised primarily of license and royalty fees recognized as earned in accordance with agreements entered into by the Company when there is no further involvement required by the Company.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

           i)    RESEARCH AND DEVELOPMENT

                 Research and development costs are expensed as incurred.

           j)    INCOME TAXES

                 Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

           l)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
                 DISPOSED

                 The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

           m)    RECENTLY ISSUED ACCOUNTING STANDARDS

                 The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in
                 Financial Statements" on December 3, 1999, SAB No. 101A on March 24, 2000 and SAB No. 101B on June 26, 2000 and a document issued on October 12, 2000 responding to frequently asked questions (FAQ) regarding accounting standards related to revenue recognition and SAB No. 101. There was no material impact on the 2001 financial position or results of operations for the year ended June 30, 2001 as a result of SAB No. 101.

                 In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations", and No. 142 "Goodwill and other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet determined what the effect of these Statements will have on the future financial position and results of operation of the Company.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Note 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

           n)    ADVERTISING COSTS

                 Advertising costs are expensed as they are incurred. The amount charged to expense during fiscal 2001, 2000 and 1999 was $0.8 million, $1.4 million and $0.3 million, respectively.

           o)    RECLASSIFICATIONS

                 Certain  reclassifications  have  been  made  to  prior  years'
                 financial   statement   amounts   to   conform   to  the   2001
                 presentation.

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

                        Fair value of assets acquired            $  7,617
                        Cash paid, including transaction costs     (6,088)
                        Restricted common stock issued             (1,437)
                                                                 --------
                        Liabilities assumed                      $     92
                                                                 ========

           Additional contingent payments are made to the former owners of OLI depending primarily on sales levels of the Lite Bites Business achieved during the five year period following closing and/or the availability of Lite Bites products through certain distribution channels in the future as follows: a maximum of $3.0 million in cash and/or Nutrition 21 common stock, at the option of the former owners of OLI, payable $1.0 million on each of the first three anniversaries of the acquisition; $3.0 million in newly issued Nutrition 21 preferred stock, payable $1.5 million, subject to adjustment for the achievement of net sales levels, on each of the first two anniversaries of the acquisition, in newly issued Nutrition 21 preferred stock; and a single payment of $1.0 million in cash, subject to achieving certain sales levels in new markets, prior to the fifth anniversary of the acquisition. During fiscal 2001, the Company, in satisfaction of the contingent payment requirement, paid $1.0 million in cash and issued 941 shares of its Series G Preferred Stock, which resulted in an increase in goodwill of $1.9 million. During fiscal 2000, the Company, in satisfaction of the contingent payment requirement, paid $0.4 million in cash, issued 200,000 shares of its Common Stock and issued 828 shares of its Series G Preferred Stock. As result, goodwill was increased by $1.8 million in fiscal 2000. At June 30, 2001, the Company has outstanding on its balance sheet a current liability of $0.4 million in respect of the 2001 contingent cash payments.

           The acquisition was accounted for under the purchase method. Based upon the allocation of purchase price, the transaction resulted in $6.1 million in identifiable intangible assets, primarily trademarks and non-compete agreements, and $1.5 million of goodwill. The Company is amortizing the goodwill over fifteen years and amortizing the identifiable intangible assets over their useful economic lives, which range from 3 to 15 years. During the year ended June 30, 2001, the Company recorded approximately $0.8 million in amortization expense related to the goodwill and other intangible assets described above.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Note 2:  ACQUISITIONS, CONTINUED

           NUTRITION 21

           On August 11, l997, the Company purchased Nutrition 21 for $10.0 million in cash plus 500,000 shares of restricted Common Stock of the Company.

           In connection with the acquisition, liabilities assumed were as follows (in thousands):

                         Fair value of assets acquired       $  11,645
                         Cash purchase price                   (10,000)
                         Common stock issued                    (1,188)
                                                             ---------
                         Liabilities assumed                 $     457
                                                             =========

           The related purchase agreement also provides for annual contingent payments to the former owners of Nutrition 21 for each of the four years after the closing of $2.5 million, but subject to adjustment for the achievement of net sales levels of certain products (contingent consideration clause), and royalties of 1.5% on net sales of products recommended for certain patented uses. At June 30, 2001, the Company recorded on its balance sheet a current liability and additional goodwill of $1.3 million in respect of the contingent payment due in September 2001. On September 30, 2000 and 1999, the Company made cash payments to the former owners of Nutrition 21 of approximately $3.6 million and $3.5 million, respectively, which increased goodwill, patents and trademarks. These payments represented the full amount of the contingent payment due for the 12-month periods September through August of each respective year.

           The following represents the pro forma consolidated results of operations as if the Company and the Lite Bites Business had been combined for the year ended June 30, 1999. The pro forma results of operations reflect amounts adjusted to their accounting basis as if the acquisition had occurred at the beginning of the period. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the acquisition been effected on the assumed date. The pro forma information for the year ended June 30, 1999 is as follows (in thousands, except for per share amounts):

                                                                      1999
                                                                      ----
                      Revenues                                      $30,208
                      Net income                                      5,116
                      Basic earnings per share                         0.19
                      Diluted earnings per share                       0.18

Note 3:  INVENTORIES

                 The components of inventories at June 30, 2001 and 2000 are as follows (in thousands):

                                                 2001              2000
                                                 ----              ----

                      Raw materials            $  471           $   493
                      Finished goods              851               889
                                               ------           -------

                      Total inventories        $1,322           $ 1,382
                                               ======           =======

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4:  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of cash and cash equivalents and accounts receivable approximate carrying amounts due to the short maturities of these instruments.

         The fair value of long-term debt approximates its carrying value, as there is no difference between the stated interest rate on the debt and the current market rate of interest available to the Company for debt with the same maturities.

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash primarily in market interest rate accounts, overnight investments and commercial paper. The Company had $0.4 million in overnight investments and $5.0 million invested in commercial paper at June 30, 2001. At June 30, 2000, the Company had $2.5 million in overnight investments and $6.0 million invested in commercial paper.

         The Company sells its products to customers in the Americas and Europe. The Company performs ongoing credit evaluations of its customer's financial conditions and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for credit losses and, to date, such losses have been within management's expectations.

         One customer accounted for approximately 29% of net sales and 33% of accounts receivable in fiscal 2001.

Note 5:  RELATED PARTY TRANSACTIONS

         On September 17, l998, the Company commenced a strategic alliance with American Home Products Corporation ("AHP") for retail distribution of the Company's proprietary nutrition products. As part of the alliance, AHP's Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(R) Salt in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. The Company retained the exclusive rights to market its products in both direct response and ingredient channels. On October 8, l998, the Company received a non-refundable payment of $1.0 million for the rights granted to AHP. Also on October 8, l998, AHP paid $1.15 per share or a total of $4.0 million for 3,478,261 shares of the Company's Common Stock. For fiscal years ending 2001, 2000 and 1999, respectively, the Company received approximately $0.5 million in license fees from AHP.

         A former officer's employment with the Company terminated on September 29, 2000. Effective as of such date, the Company entered into a consulting agreement. The agreement is for the period of October 1, 2000 through June 30, 2004, and provides for payment of $206,250 for the period from October 1, 2000 through June 30, 2001, and a fee at an annual rate of $100,000 thereafter. All of the former officer's stock options (900,000 shares) became fully vested and became exercisable until June 30, 2004. Upon the occurrence of a change of control (as defined in the agreement), the agreement terminates and the Company is required to pay to the former officer a lump-sum payment equal to the fees that would have been paid to him over the remaining term of the agreement had the change of control not occurred.

         On July 1, 2001 Company licensed its remaining rights to sell lysostaphin for research purposes, to its senior vice president, for $300,000, payable in cash over a three-year period. A payment of $100,000 has been made, and payments of $100,000 each are due prior to July 1, 2002 and July 1, 2003, respectively. The price and other terms of the transaction were established through arms-length negotiations.

Note 6:  PROPERTY AND EQUIPMENT, NET

         The components of property and equipment, net, at June 30, 2001 and 2000 are as follows (in thousands):

                                                         2001          2000
                                                         ----          ----

                Furniture and fixtures                 $  496        $  454
                Machinery and equipment                   135           167
                Office equipment                          301           247
                Computer equipment                        726           683
                                                       ------        ------
                                                        1,658         1,551
                Less:  accumulated depreciation        (1,025)         (817)
                                                       ------        ------
                Property and equipment, net            $  633        $  734
                                                       ======        ======

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7:  LINES OF CREDIT AND LONG-TERM DEBT

         Long-term debt consists of the following at June 30, 2001 and 2000 (in thousands):

                                                              2001        2000
                                                              ----        ----

                Citizens Bank term loan                    $ 1,125     $ 2,625
                Obligations under capital leases                --          --
                                                           -------     -------
                                                             1,125       2,625
                Less:  Current portion                      (1,125)     (1,500)
                                                           -------     -------
                                                           $    --     $ 1,125
                                                           =======     =======

            On January 21, 1999, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan
            Agreement") with Citizens Banks of Massachusetts ("Citizens"); (successor in interest to loans originally issued to the Company by State Street Bank and Trust Company), which Loan Agreement amended and restated a prior agreement with Citizens. Certain financial covenants of the Loan Agreement were further amended effective as of June 30, 2000. The Loan Agreement is for a $5.5 million term loan and a $4.0 revolving credit facility for the purposes of acquiring the Lite Bites Business and for general corporate purposes. Loans from Citizens bear interest at the prime rate plus 1% (7.75% at June 30, 2001) and are due February 1, 2002. The Company is making monthly payments of principal of $0.1 million plus interest on the loan. There was no outstanding balance on the revolving line of credit at June 30, 2001. At June 30, 2001, the availability under the revolving credit facility, based on the Company's accounts receivables and inventory, was $3.3 million.

Note 8:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following items are included in accounts payable and accrued expenses at June 30, 2001 and 2000 (in thousands):

                                                                2001       2000
                                                                ----       ----
                  Accounts payable                            $1,179    $ 1,652
                  Consulting and professional fees payable       204        296
                  Royalty fees                                   112        407
                  Accrued compensation and benefits              983        902
                  Taxes payable                                  475         67
                  Series E Preferred Stock fee                    --        250
                  Other accrued expenses                         418        465
                                                              ------    -------
                                                              $3,371    $ 4,039
                                                              ======    =======

Note 9:   REDEEMABLE PREFERRED STOCK

          On December 10, l998, the Company issued 1,500 shares of non-voting Series E Preferred Stock ("E Preferred") with a par value of $0.01 per share. On that date, the Company's outstanding Series C Preferred Stock of 222 shares and accrued dividends thereon of $542 thousand were exchanged for 1,500 shares of E Preferred with a face amount of $1,500, $1.0 million in cash and the issuance of 324,689 shares of the Company's Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $242 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding C Preferred. In addition, the agreement provides for a payment of at least $250 thousand on the second anniversary of the agreement. The total amount of the payment is subject to increases based on increases in the Company's equity securities. The E Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. In addition each holder of E Preferred, may under certain circumstances, redeem all or a portion of such shares at the greater of 125% of the conversion amount ($1,000 per share) or the product of the conversion rate ($800 per share) and the closing sale price of the Common Stock on the date immediately preceding such redemption. The E Preferred bears dividends at a rate of 10% per annum payable in cash or, at the option of the Company, in shares of Common Stock. The E Preferred is subject to conversion at any time, at the option of the holder, and is subject to mandatory conversion after three years. During fiscal 2001, 285 shares of the Company's E Preferred plus accrued dividends on these shares were converted into 231,136 shares of Common Stock. During fiscal 2000, 297 shares of the Company's E Preferred plus accrued dividends on these shares were converted into 243,546 shares of Common Stock. During fiscal 1999, 727 shares of the Company's E Preferred plus accrued dividends on these shares were converted into 591,812 shares of common stock. There were no redemptions of E preferred to date.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9:   REDEEMABLE PREFERRED STOCK, CONTINUED

          On January 27, l999, the Company issued 575 shares of non-voting Series F Preferred Stock ("F Preferred") with a par value of $0.01 per share. On that date, the Company's then outstanding 5,750 shares of Series D Preferred Stock ("D Preferred") and accrued dividends thereon of $59 thousand were exchanged for 575 shares of F Preferred with a face amount of $575 thousand, 78,166 shares of the Company's common stock and the resetting of the exercise price of the 5,000 previously issued warrants of the Company, issued in connection with D Preferred from $2.72 to $1.25. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $81 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding D Preferred. The F
          Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. In addition, each holder of F Preferred, may under certain circumstances, redeem all or a portion of such shares at the greater of 125% of the conversion amount ($1,000 per share) or the product of the conversation rate ($800 per share) and the closing sale price of the common stock on the date immediately preceding such redemption. In addition, if the average of the closing bid price of the common stock for all trading days during a calendar month is less than $1.875, each holder of F Preferred shares may redeem up to 10% of the face amount of the F Preferred at 150% of the conversion amount ($1,000 per share). The F Preferred bears dividends at a rate of 10% per annum payable in cash, or at the option of the Company, in shares of Common Stock. The F Preferred is subject to conversion at any time at the option of the holders, and is subject to mandatory conversion after three years. During fiscal year 2001, 116 shares of the Company's F Preferred plus accrued dividends on these shares were redeemed for $0.2 million. During fiscal 1999, 232 shares of the Company's F Preferred plus accrued dividends on these shares were redeemed for $0.4 million. There were no conversions of F preferred into Common Stock in fiscal year 2001, 2000 or 1999.

Note 10:  STOCKHOLDERS' EQUITY

(3)      SERIES G CONVERTIBLE PREFERRED STOCK

               In January 1999, the Company created a non-voting Series G Convertible Preferred Stock ("G Preferred") with a par value of $0.01 per share. The G Preferred bears dividends of $50 per share per annum. The G Preferred is convertible into common stock at the average closing price of the Common Stock during the 10 days immediately preceding conversion. The G preferred is subject to mandatory conversion after three years from the date of issuance. On February 12, 2001, the Company issued 941 shares of G Preferred, and converted 663 shares of G Preferred into 845,663 shares of the Company's Common Stock. On January 22, 2000, the Company issued 828 shares of G Preferred. On March 21, 2000, 165 shares of G Preferred were converted into 26,067 shares of the Company's Common Stock.

          b)   WARRANTS

               The Company, from time to time, issues warrants to purchase Common Stock to non-employees for services rendered. Warrants are granted to purchase the Company's Common Stock with exercise prices set at fair market value on the date of grant. The terms of the warrants vary depending on the circumstances, but generally terminate in three to five years.

         The Company had outstanding warrants for the purchase of its common stock as follows:

                                                   Number of    Exercise price
                                                   Warrants       Per Share
                                                   --------     --------------

                  Outstanding at June 30, 1998     1,305,685      $1.18-$6.75
                  Issued                             100,000      $1.38-$1.84
                                                  ----------

                  Outstanding at June 30, 1999     1,405,685      $1.18-$6.75
                  Issued                             647,460      $1.80-$3.65
                  Exercised                         (556,759)     $1.80-$4.84
                  Cancelled                         (147,460)     $1.18-$4.13
                                                  ----------

                  Outstanding at June 30, 2000     1,348,926      $1.25-$6.75
                  Issued                              50,000      $0.89
                  Exercised                           (8,265)     $2.72
                  Cancelled                         (258,524)     $1.25-$6.75
                                                  ----------

                  Outstanding at June 30, 2001     1,132,137      $0.89-$6.30
                                                  ==========

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10:  STOCKHOLDERS' EQUITY, CONTINUED

         At June 30, 2001, 1,132,137 shares were issuable upon exercise of the above warrants. The warrants expire between 2001 and 2006. Certain of the warrants include anti-dilution clauses.

         Warrants outstanding and exercisable at June 30, 2001, are as follows:

                                                    Warrants Outstanding                  Warrants Exercisable
                                          --------------------------------------     ------------------------------
                                                          Weighted
                                                           Average     Weighted                         Weighted
                                                          Remaining     Average                          Average
                     Range of                Number      Contractual   Exercise        Number           Exercise
                  Exercise Prices          Outstanding      Life         Price       Exercisable          Price
                  ---------------          -----------   -----------   --------      -----------        --------
                   $0.89 - $1.84             150,000        4.77        $1.30            70,000          $1.56
                   $2.25 - $2.72             494,781        0.92        $2.29           494,781          $2.29
                   $2.78 - $6.30             487,356        3.19        $3.64           382,356          $3.63
                                           ---------                                    -------
                                           1,132,137                                    947,137
                                           =========                                    =======

               On August 13, 1999, the Company issued in connection with a strategic alliance agreement with QVC, 420,000 warrants to purchase Common Stock with vesting at various dates and with exercise prices subject to change based on the terms of the agreement.

               The Company recorded compensation expense associated with the issuance of warrants to third parties of $8 thousand, $80 thousand and $70 thousand during fiscal years 2001, 2000 and 1999, respectively.

         c)    STOCK BASED COMPENSATION

               On April 10, 1986, the Company adopted a Nonqualified Stock Option Plan whereby options to purchase 250,000 shares of the Company's common stock may be granted to consultants and Scientific Advisory Board members.

               The Company adopted four Stock Option Plans ("Plans") whereby options to purchase an aggregate of 6,250,000 shares of the Company's common stock may be granted to officers, directors, employees, consultants and others who render services to the Company. The exercise price per share for the options granted under the Plans may not be less than the fair value of the Company's Common Stock on the date of grant. The options issuable pursuant to the Plans expire between 1999 and 2009. Approximately 2,100,000 options remain available for grant under the Plans.

               A summary of stock option activity related to the Company's stock option plans is as follows:

                                                   Number of      Exercise price
                                                   Options          Per Share
                                                 -----------     --------------

                  Outstanding at June 30, 1998    2,787,345      $1.56  - $6.00
                  Issued                            620,470      $0.75  - $2.31
                  Cancelled                        (454,030)     $0.75  - $5.63
                                                 ----------

                  Outstanding at June 30, 1999    2,953,785      $0.75  - $6.00
                  Issued                            446,500      $2.03  - $7.56
                  Exercised                        (398,194)     $0.84  - $3.25
                  Cancelled                        (352,700)     $0.93  - $6.00
                                                 ----------

                  Outstanding at June 30, 2000    2,649,391      $0.75  - $7.56
                  Issued                          1,280,889      $0.81  - $2.63
                  Exercised                               -       -
                  Cancelled                        (978,181)     $0.75  - $5.00
                                                 ----------

                  Outstanding at June 30, 2001    2,952,099      $0.81  - $7.56
                                                 ==========

               Each of these options is entitled to one share of common stock. Stock options generally vest ratably over five years from the date of grant and expire within five years from the date of vesting.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10:  STOCKHOLDERS' EQUITY, CONTINUED

               Options outstanding and exercisable at June 30, 2001 are as follows:

                                                     Options Outstanding                Options Exercisable
                                           -------------------------------------      ------------------------
                                                          Weighted
                                                           Average      Weighted                    Weighted
                                                          Remaining      Average                     Average
                     Range of                Number      Contractual    Exercise      Number        Exercise
                   Exercise Prices         Outstanding      Life         Price      Exercisable      Price
                   ---------------         -----------   -----------    --------    -----------    -----------

                   $0.91  - $1.19            815,899         6.88        $1.01        341,829         $0.99
                   $1.31  - $1.94            932,500         4.75        $1.74        568,300         $1.87
                   $1.97  - $2.94            528,700         3.66        $2.41        425,500         $2.38
                   $3.00  - $7.56            675,000         3.29        $3.53        608,700         $3.50
                                           ---------                                ---------
                                           2,952,099                                1,944,329
                                           =========                                =========

               The per share weighted-average fair value of stock options granted during fiscal 2001, 2000 and 1999 was $0.20, $0.45 and $1.33, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                              2001       2000            1999
                                              ----       ----            ----

                  Risk-free interest rate     5.2%        5.6%            5.0%
                  Expected life-years         2.5         2.5             2.5
                  Expected volatility        45.8%       45.6%           46.1%
                  Expected dividend yield     --           --             --

               The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized in the financial statements for its employee stock options, which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):

                                                  2001          2000       1999
                                                  ----          ----       ----

                  Net income

                    As reported                  $1,065        $6,490     $5,865
                    Pro forma                    $  633        $6,257     $4,963

                  Basic earnings per share
                    As reported                   $0.03         $0.21      $0.20
                    Pro forma                     $0.02         $0.20      $0.16

                  Diluted earnings per share
                    As reported                   $0.03         $0.20      $0.19
                    Pro forma                     $0.02         $0.19      $0.16

               The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because the calculation does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11:  EARNINGS PER SHARE

          Basic and diluted earnings per share for the years ended June 30, 2001, 2000 and 1999 are as follows (in thousands, except share and per share amounts):

                                                                              Year ended June 30,
                                                                     2001             2000           1999
                                                                     ----             ----           ----
          Net income                                              $ 1,065          $ 6,490        $ 5,865
          Preferred stock dividends                                  (256)             (98)          (641)
                                                                      --                --             --
                                                                  -------          -------        -------
          Net income available
             to common stockholders                                 $ 809          $ 6,392        $ 5,224
                                                                    =====          =======        =======

          Weighted average number of common shares             31,781,403       30,741,861     26,481,880
                                                               ==========       ==========     ==========

                  Basic earnings per share                     $     0.03       $     0.21       $   0.20
                                                               ==========       ==========       ========


                                                                             Year ended June 30,
                                                                    2001              2000           1999
                                                                    ----              ----           ----
          Net income available to
            common stockholders                                     $ 809          $ 6,392        $ 5,224
          Interest on AZWELL, Inc. note, net                           --               --             33
          Preferred stock dividends                                    --               98             94
                                                                  -------          -------        -------
          Net income available to common
            stockholders after giving effect to dilution            $ 809          $ 6,490        $ 5,351
                                                                    =====          =======        =======
          Weighted average number of common
            shares                                             31,781,403       30,741,861     26,481,880
          Plus incremental dilutive shares from
            assumed conversions:
             Preferred stock                                           --          785,004        752,110
             Stock options and warrants                            98,211        1,019,333         34,838
             5% Promissory Note                                        --               --        485,999
                                                               ----------       ----------     ----------
          Weighted average number of common
            shares and equivalents                             31,879,614       32,546,198     27,754,827
                                                               ==========       ==========     ==========

          Diluted earnings per share                           $     0.03       $     0.20       $   0.19
                                                               ==========       ==========       ========

         Diluted earnings per share for the year ended June 30, 2001, does not reflect the incremental shares for the assumed conversion of preferred stock (833,313 shares), as the effect of such inclusion would be anti-dilutive.

Note 12: RESTRUCTURING AND OTHER CHARGES

         The Company recorded $2.4 million for restructuring and other non-recurring charges, relating to its Nutritional Products segment, in the second quarter of fiscal 2001. A $1.6 million restructuring charge was recorded as part of the Company's initiative to reduce costs and to create a more flexible and efficient organization. Included in the restructuring charge were $0.7 million of cash termination benefits associated with the separation of twenty employees. All of the affected employees left their positions with the Company as of June 30, 2001. All of the termination benefits were paid. This cash outlay was funded through cash from operations. Approximately $0.9 million of the restructuring charge relates to the Company's decision to discontinue its efforts to launch NO YO, a consumer weight loss product intended for the retail channel and to consolidate certain of the Company's facilities. At June 30, 2001, all restructuring charges accrued during the fiscal year 2001 had been paid.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: RESTRUCTURING AND OTHER CHARGES, CONTINUED

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

Note 13: OTHER INCOME

         During the fiscal year 2001, the Company successfully settled several patent infringement claims related to chromium picolinate. The Company recorded $2.3 million as other income as a result of the settlements. At June 30, 2001, cash proceeds of $0.8 million from the settlements remain to be collected. In addition, certain of the settlements include agreements to purchase future chromium picolinate needs from the Company.

Note 14: SEGMENT REPORTING

         Effective in fiscal 1999, the Company adopted FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which established revised standards for reporting information about operating segments. Pursuant to Statement No. 131, the Company's
         reporting   segments  are  nutritional   products  and   pharmaceutical
         products.


         A summary of business data for the Company's reportable segments for the fiscal years 2001, 2000, and 1999 follows.

         Information by business segment (in thousands):

                                             2001          2000         1999
                                             ----          ----         ----
         REVENUES

         Nutritional Products             $ 21,127      $ 32,224      $ 27,356
         Pharmaceutical Products             2,125           590           945
                                          --------      --------      --------
                                          $ 23,252      $ 32,814      $ 28,301
                                          ========      ========      ========
         OPERATING (LOSS) INCOME

         Nutritional Products             $ (2,924)     $  6,978      $  6,608
         Pharmaceutical Products             1,921            63          (139)
                                          --------      --------      --------
                                          $ (1,003)     $  7,041      $  6,469
                                          --------      --------      --------
         DEPRECIATION AND AMORTIZATION

         Nutritional Products             $  3,216      $  3,918      $  2,658
         Pharmaceutical Products               143           151           149
                                          --------      --------      --------
                                          $  3,359      $  4,069      $  2,807
                                          ========      ========      ========
         SEGMENT ASSETS

         Nutritional Products             $ 37,698      $ 39,479      $ 32,427
         Pharmaceutical Products             1,189         1,606         2,114
                                          --------      --------      --------
                                          $ 38,887      $ 41,085      $ 34,541
                                          ========      ========      ========
         CAPITAL EXPENDITURES

         Nutritional Products             $  5,013      $  4,740      $  4,335
         Pharmaceutical Products                --            --            --
                                          --------      --------      --------
                                          $  5,013      $  4,740      $  4,335
                                          ========      ========      ========

         Information by geographic segment (in thousands):

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: SEGMENT REPORTING, CONTINUED

         Geographic information about the Company's revenues, which is based on the location of the buying organization, is presented below:

                                                2001        2000         1999
                                                ----        ----         ----
         REVENUES

         United States                       $ 21,526    $ 31,533      $ 28,301
         United Kingdom                         1,726       1,281            --
                                             --------    --------      --------
                                             $ 23,252    $ 32,814      $ 28,301
                                             ========    ========      ========
         PROPERTY AND EQUIPMENT, NET

         United States                       $    633    $    734      $  1,066
         United Kingdom                            --          --            --
                                             --------    --------      --------
                                             $    633    $    734      $  1,066
                                             ========    ========      ========

         One nutritional product segment customer accounted for approximately 29% of the segment revenue in fiscal 2001.

         Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes:

                                                2001        2000         1999
                                                ----        ----         ----

               Total segment operating
                 (loss) income               $ (1,003)   $  7,041      $  6,469
               Other, net                       2,403          37           122
                                             --------    --------      --------
               Income before income taxes    $  1,400    $  7,004      $  6,347
                                             ========    ========      ========

Note 15: PENSION PLAN

         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan, a defined benefit pension plan, as long as Burn Philp maintains the Pension Plan and owns at least 20% of the Company's outstanding Common Stock. Burns Philp currently holds approximately 24% of the Company's outstanding Common Stock.

         During fiscal 2001, 2000, and 1999, the Company made contributions to the Burns Philp & Company Inc. Retirement Plan of $100 thousand, $104 thousand and $96 thousand, respectively.

Note 16:  INCOME TAXES

         Income before income taxes for the years ended June 30, 2001, 2000 and 1999 is as follows (in thousands):

                                                2001        2000         1999
                                                ----        ----         ----
                  Domestic income              $1,400      $7,004        $6,347
                  Foreign income                   --          --            --
                                               ------      ------        ------
                  Income before income taxes   $1,400      $7,004        $6,347
                                               ======      ======        ======


         Provisions for income taxes for the years ended June 30, 2001, 2000 and 1999 consist of the following (in thousands):

                                                2001        2000         1999
                                                ----        ----         ----
                  Current                        $633       $ 523         $ 482
                  Deferred                       (298)         --            --
                                                 ----       -----         -----
                                                 $335       $ 523         $ 482
                                                 ====       =====         =====

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16:  INCOME TAXES, CONTINUED

          Income tax expense attributed to pre-tax income differed from the amounts computed by applying the US federal statutory tax rate to pre-tax income as a result of the following (in thousands):

                                                               2001         2000       1999
                                                               ----         ----       ----
         Income taxes at U.S. statutory rate                   $476        $2,381     $ 2,171

          Increase/(reduction) in
             income taxes resulting from:

             Change in valuation allowance                     (263)           --          --
             Utilization of operating loss carryforward          --        (2,316)     (2,070)
               Federal alternative minimum tax                                            148
              State taxes, net of federal benefit                26           420         233
              Other items                                        96         --             --
                                                             ------       -------        ----

                                                             $  335       $   523        $482
                                                             ======       =======        ====

          The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000 is presented below (in thousands):

          Deferred tax assets:                                           2001          2000
                                                                         ----          -----
                    Net operating loss carry forwards                    $597         $ 769
                    AMT tax credit                                         --           176
                    R&D credit                                             --           236
                    Accrued expenses                                      289           100
                    Allowance for doubtful accounts                        18            54
                    Partnership basis                                     879           970
                    Inventory reserve                                      12            54
                    Property and equipment                                 --             4
                                                                       ------        ------
          Total gross deferred tax assets                               1,795         2,363
          Less valuation allowance                                     (1,360)       (1,623)
                                                                       ------        ------
          Net deferred tax assets                                      $  435        $  740
                                                                       ======        ======
          Deferred tax liabilities:

                    Property and equipment                                 --            --
                    Intangible assets, principally
                      due to amounts capitalized for
                      financial reporting purposes                        137           740
                                                                       ------        ------
          Net deferred tax liabilities                                    137           740
                                                                       ------        ------

          Total deferred tax assets, net of valuation allowance        $  298        $   --
                                                                       ======        ======

          Deferred tax assets are included in prepaid expense and other current assets

At June 30, 2001, the Company has available, for state income tax purposes, net operating loss carry forwards of approximately $10.0 million expiring in varying amounts through 2015. Ultimate utilization of such net operating losses may be significantly curtailed if a significant change in ownership of the Company were to occur. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: COMMITMENTS AND CONTINGENT LIABILITIES

         In  October  1995,  the  Company  entered  into  an  exclusive  license agreement whereby the Company received a license to sell a patented salt alternative in the United States. During the term of the License, the Company agreed to pay a royalty of 4.5% of net sales of the salt alternative but not less than the minimum of $0.5 million per year. The Company may terminate the License upon 60 days prior written notice. The Company is required to make royalty payments quarterly through 2007. In connection with this agreement, the Company recorded royalty expense of $0.5 million for each fiscal year ended June 30, 2001, 2000 and 1999, respectively. In addition, the Company has an exclusive license from the USDA for the duration of a patent that covered chromium picolinate and its uses. In connection with this agreement, the Company recorded royalty expense of $46 thousand; $0.7 million and $0.6 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. These royalty amounts are included in selling, general and administrative expenses in the statement of operations.

         The Company has entered into various research and license agreements with certain universities to supplement the Company's research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon a percentage of product sales.

         The Company leases certain office space in the United States. The lease expires in the year 2006. Payments under this lease were approximately $0.6 million in fiscal 2001, $0.7 million in fiscal 2000, $0.4 million in fiscal 1999. Future non-cancelable minimum payments under this lease are as follows (in thousands):

                               YEAR                AMOUNT
                               ----                ------
                              2002                 $  589
                              2003                    589
                              2004                    589
                              2005                    589
                              2006                    418
                                                   ------
                              Total                $2,774
                                                   ======

Note 18:         SUPPLEMENTAL CASH FLOW INFORMATION

             Supplemental disclosure of cash flow information (in               2001          2000         1999
               thousands):                                                      ----          ----         ----
                   Cash paid for interest                                      $  243        $  390      $  337
                   Cash paid for income taxes                                     146           382         217
             Supplemental schedule of non-cash financing activities:
                   Common stock issued for Nutrition 21 acquisition               --             --       1,118
                   Obligation for purchase of property & equipment                152           181         208
                   Obligation for N21 contingent payment                        1,938         3,143       2,855
                   Obligation for Lite Bites contingent payment                   970           441         438
                   Obligation related to Series C redemption                       --            --         250
                   Conversion of long-term debt to common stock                    --            --       1,000
                   Issuance of common stock for Series C redemption                --            --         345
                   Issuance of common stock for Series D redemption                --            --         105
                   Issuance of common stock for Series E conversion               237           304         592
                   Issuance of common stock for Series G conversion               663           121          --
                   Issuance of  Series G preferred stock for
                       Optimum Lifestyle, Inc. contingent payment.                941           828          --

                       NUTRITION 21, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19: RISKS AND UNCERTAINTIES

         The Company buys certain of its inventories from single suppliers. Management believes that other suppliers could provide similar products at comparable terms. As a result, management believes a change in suppliers would not disrupt on-going operations and would not affect operating results adversely.

Note 20: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        First       Second         Third      Fourth
            In Thousands, Except Per Share Data        Quarter      Quarter       Quarter   Quarter (A)
            -----------------------------------        -------      -------       -------   -----------

            Fiscal Year 2001
            ----------------

            Revenues                                   $ 6,903       $ 4,610      $ 6,409    $ 5,330
            Gross Profit                                 5,471         3,653        4,579      3,926
            Income (loss) Before Income Taxes                9        (2,393)       2,820        964
            Net Income (loss)                                6        (1,914)       2,258        715
            Net (loss) Income per common share:
               Basic                                      (0.0)        (0.06)        0.07       0.02
               Diluted                                    (0.0)        (0.06)        0.07       0.02


            Fiscal Year 2000
            ----------------

            Revenues                                   $ 8,424       $ 9,825      $ 7,771    $ 6,794
            Gross Profit                                 6,894         8,340        6,400      5,400
            Income Before Income Taxes                   2,169         2,933        1,706        196
            Net Income                                   2,004         2,713        1,578        195
            Net Income per common share:
               Basic                                      0.07          0.09         0.05       0.00
               Diluted                                    0.06          0.09         0.05       0.00


         (a) The fourth quarter of fiscal year 2001 includes a reversal of $82 thousand attributable to a restructuring charge incurred in the second quarter of fiscal 2001.

                                                                     SCHEDULE II

                       NUTRITION 21, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                Additions
                                                     ---------------------------------
                                       Balance                              Charged to                      Balance
                                      Beginning        Charged to              Other                        End of
Accounts                              of Period      Cost and Expense        Accounts      Deductions       Period
--------                              ---------      ----------------        --------      ----------       ------

($ in thousands)

Year ended June 30, 2001

Allowance for Doubtful Accounts        $  134                  1                 --          $(90)          $   45
Deferred Tax Valuation Allowance       $1,623                 --                 --         ($263)          $1,360

Year ended June 30, 2000

Allowance for Doubtful Accounts        $  242                 --                 --          $(108)         $  134
Deferred Tax Valuation Allowance       $4,638                 --                 --        $(3,015)         $1,623


Year ended June 30, 1999

Allowance for Doubtful Accounts        $  377                 --                 --          $(135)         $  242
Deferred Tax Valuation Allowance       $5,159                 --                 --          $(521)         $4,638