Form 10-Q
period 2001-09-30
NUTRITION 21 INC
filed 2001-11-13
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                  NEW YORK                                      11-2653613
--------------------------------------------          -------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                      Identification No.)

         4 Manhattanville Road
         Purchase, New York                                   10577-2197
--------------------------------------------          -------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including Area Code:        (914) 701-4500
                                                      -------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None
                    ----------------------------------------

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


The number of shares outstanding of Registrant's Common Stock as of November 7, 2001: 32,251,818.

                               NUTRITION 21, INC.

                                      INDEX

    PART I FINANCIAL INFORMATION                                     PAGE
    ------ ---------------------                                     ----

    ITEM 1 Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets at September 30, 2001
                  and June 30, 2001                                    3

           Consolidated Statements of Income for the three
                  months ended September 30, 2001 and 2000             5

           Consolidated Statement of Stockholders' Equity for
                  the three months ended September 30, 2001            6

           Consolidated Statements of Cash Flows for the three
                  months ended September 30, 2001 and 2000             7

           Notes to Unaudited Consolidated Financial Statements        8

    ITEM 2 Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       12

    ITEM 3 Quantitative and Qualitative Disclosures
                  About Market Risk                                   15

    PART II OTHER INFORMATION

    ITEM 1 Legal Proceedings                                          16

    ITEM 6 Exhibits and Reports on Form 8-K                           16

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                        September 30,       June 30,
                                                                                            2001              2001
                                                                                        -------------       --------
                                                                                         (unaudited)        (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                                               $5,592           $5,355
    Accounts receivable (less allowance for doubtful accounts of $45 at September
    30, 2001 and at June 30, 2001)                                                           3,166            3,963
    Other receivables                                                                        2,795            1,650
    Inventories                                                                              1,171            1,322
    Prepaid expenses and other current assets                                                  536              475
                                                                                           -------          -------
         Total current assets                                                               13,260           12,765
Property and equipment, net                                                                    573              633
Patents and trademarks (net of accumulated amortization of $10,905 at September
30, 2001 and $10,375 at June 30, 2001)                                                      18,163           18,682
Goodwill (net of accumulated amortization of $886 at September 30, 2001 and at
June 30, 2001)                                                                               6,764            6,491
Other assets                                                                                   617              316
                                                                                           -------          -------
TOTAL ASSETS                                                                               $39,377          $38,887
                                                                                           =======          =======

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                          September 30,       June 30,
                                                                                              2001              2001
                                                                                          -------------       --------
                                                                                           (unaudited)        (Note 1)

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY

Current liabilities;
      Current portion of long-term debt                                                          $750          $1,125
      Accounts payable and accrued expenses                                                     2,650           3,371
      Contingent payments payable                                                               2,364           1,855
      Preferred dividends payable                                                                  21              22
                                                                                            ---------       ---------
             Total current liabilities                                                          5,785           6,373
Other long-term obligations                                                                       113             122
                                                                                            ---------       ---------
TOTAL LIABILITIES                                                                               5,898           6,495
                                                                                            ---------       ---------
Commitments and contingent liabilities

REDEEMABLE PREFERRED STOCK:
Series E convertible preferred, 1,500 shares issued:
    191 shares outstanding at September 30, 2001 and June 30, 2001, respectively
    (aggregate liquidation value Series E- $196)                                                  191             191
Series F convertible preferred, 575 shares issued:
    169 shares  outstanding at September 30, 2001 and 227 shares  outstanding at
    June 30, 2001, respectively (aggregate liquidation value Series F- $173)                      169             227

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares
    Series G convertible preferred,  1,769 shares issued: 941 shares outstanding at September 30, 2001 and June 30, 2001, respectively (aggregate liquidation
    value - $953)                                                                                 941             941
Common stock, $0.005 par value, authorized 65,000,000 shares;
    32,342,818 shares issued at September 30, 2001 and June 30, 2001, respectively                161             161
Additional paid-in capital                                                                     63,196          63,196
Accumulated deficit                                                                          (31,099)        (32,324)
Less treasury stock, at cost, 91,000 common shares                                               (80)              --
                                                                                            ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                                    $33,119         $31,974
                                                                                            ---------       ---------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY                                                                    $39,377         $38,887
                                                                                            =========       =========

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                                                Three Months Ended
                                                                                                    September 30,
                                                                                            2001                   2000
                                                                                          --------               -------
Net sales                                                                                   $3,795                $5,256
Other revenues                                                                                 154                 1,647
                                                                                           -------               -------
REVENUES                                                                                     3,949                 6,903
Cost of goods sold                                                                           1,240                 1,714
                                                                                           -------               -------
GROSS PROFIT                                                                                 2,709                 5,189
    Research and development expenses                                                          186                   951
    Selling, general and administrative expenses                                             1,682                 3,139
    Depreciation and amortization                                                              656                 1,175
                                                                                           -------               -------
OPERATING INCOME (LOSS)                                                                        185                  (76)
Interest income                                                                                 45                   134
Interest expense                                                                                28                    76
Other income, net                                                                            1,794                    27
                                                                                           -------               -------
INCOME BEFORE INCOME TAXES                                                                   1,996                     9
Income taxes                                                                                   719                     3
                                                                                           -------               -------
NET INCOME                                                                                  $1,277                   $ 6
                                                                                           =======               =======
    Basic earnings (loss) per share                                                          $0.04               $(0.00)
                                                                                             =====               =======
    Diluted earnings (loss) per share                                                        $0.04               $(0.00)
                                                                                             =====               =======
    Weighted average number of common shares - basic                                    32,337,731            31,581,427
                                                                                        ==========            ==========
    Weighted average number of common shares and equivalents - diluted                  33,647,111            31,581,427
                                                                                        ==========            ==========

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                 Additional
                                        Preferred Stock                            Paid-In      Accumulated    Treasury
                                            Series G          Common Stock         Capital        Deficit       Stock       Total

                                        SHARES      $        SHARES         $          $              $           $           $
                                        ------     ----    ----------      ----     -------       --------      ------     -------
Balance at June 30, 2001                  941      $941    32,342,818      $161     $63,196       $(32,324)       $ --     $31,974

Preferred stock dividends declared         --        --            --        --          --            (23)         --        (23)
Premium on redemption of Series F
  preferred stock                          --        --            --        --          --            (29)         --        (29)
Repurchase of common stock for
  treasury                                 --        --      (91,000)        --          --              --       (80)        (80)
Net income for the period                  --        --            --        --          --           1,277         --       1,277
                                        -----     -----    ----------      ----     -------       ---------      -----     -------
Balance at September 30, 2001             941      $941    32,251,818      $161     $63,196       $(31,099)      $(80)     $33,119
                                        =====     =====    ==========      ====     =======       =========      =====     =======

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                        Three Months Ended
                                                                                                           September 30,
                                                                                                        2001           2000
                                                                                                        ----           ----
Cash flows from operating activities:
    Net income                                                                                         $1,277         $    6
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                     656          1,175
        Gain on sale of assets                                                                            (40)            --
        Changes in operating assets and liabilities:
           Accounts receivable                                                                            797            652
           Other receivables                                                                             (945)          (230)
           Inventories                                                                                    135            110
           Prepaid expenses and other current assets                                                      (61)           110
           Other assets                                                                                  (300)          (665)
           Accounts payable and accrued expenses                                                         (730)          (620)
                                                                                                        -----         ------
               Net cash provided by operating activities                                                  789            538
                                                                                                        -----         ------
Cash flows from investing activities:
    Purchases of property and equipment                                                                    --            (85)
    Payments for patents and trademarks                                                                   (86)           (81)
    Proceeds from sale of assets                                                                          100             --
                                                                                                        -----         ------
        Net cash provided by (used in) investing activities                                                14           (166)
                                                                                                        -----         ------
Cash flows from financing activities:
    Debt repayments                                                                                      (375)          (375)
    Preferred stock dividends paid                                                                        (23)           (29)
    Repurchase of common stock for treasury                                                               (80)            --
    Redemption of redeemable preferred stock                                                              (88)            --
                                                                                                       ------         ------
        Net cash used in financing activities                                                            (566)          (404)
                                                                                                       ------         ------
Net increase (decrease) in cash and cash equivalents                                                      237            (32)
Cash and cash equivalents at beginning of period                                                        5,355          8,488
                                                                                                       ------         ------
Cash and cash equivalents at end of period                                                             $5,592         $8,456
                                                                                                       ======         ======

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

     Note 1   BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

              The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

              Certain reclassifications have been made to the prior period amounts in order to conform to the current period presentation.

     Note 2   SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

              In July 2001,  the  Financial  Accounting  Standards  Board (FASB)
              issued statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 changes the way companies account for goodwill in that goodwill will no longer be amortized, but should be tested for impairment at least annually. The Company elected to early adopt SFAS No. 142 in the quarter ending September 30, 2001. See Note 9 for further discussion on the impact on Nutrition 21's financial position and results of operations.

              In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and will be effective for the Company's fiscal year beginning July 1, 2002. The Company is currently evaluating the impact that adoption of this Standard will have on its financial statements. Management does not anticipate that this Standard will have a material impact on Nutrition 21's financial position or results of operations.

     Note 3   INVENTORIES

              The components of inventories at September 30, 2001 and June 30, 2001 were:

                                              September 30,         June 30,
                                                  2001                2001
                                               -----------          --------

                         Raw materials             $431                $471
                         Finished goods             740                 851
                                                    ---                 ---
                         Total inventories       $1,171              $1,322
                                                 ======              ======

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

     Note 4   REDEEMABLE PREFERRED STOCK

              During the three month period ended September 30, 2001, 58 shares of the Company's Series F Preferred and accrued dividends thereon were redeemed for $88. As a result of this transaction, the Company recorded a premium on redemption of $29 representing the excess of the consideration paid over the carrying value of the then outstanding F preferred.

     Note 5   EARNINGS (LOSS) PER SHARE

              The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated.

                                                                                                     Three months ended
                                                                                                        September 30,
                                                                                                 2001                2000
                                                                                                 ----                ----
        Basic and diluted earnings (loss) per share:

        Net income                                                                                $1,277             $     6
            Less: Dividends on preferred shares                                                     (23)                (29)
                  Premium on redemption of preferred stock                                          (29)                  --
                                                                                              ----------          ----------
        Net income (loss) available to common stockholders                                        $1,225             $  (23)
                                                                                              ==========          ==========

        Weighted average shares                                                               32,337,731          31,581,427
                                                                                              ==========          ==========
        Basic earnings (loss) per share                                                            $0.04             $(0.00)
                                                                                              ==========          ==========
        Diluted earnings (loss) per share computation:
        Net income (loss) available to common stockholders                                        $1,225             $  (23)
           Add dividends on preferred stock                                                           23                  --
                                                                                              ----------          ----------
        Net income (loss) available to common stockholders                                        $1,248             $  (23)
                                                                                              ----------          ----------
        Weighted average shares:                                                              32,337,731          31,581,427
          Plus incremental shares from assumed conversions:
            Preferred stock                                                                    1,217,129                  --
            Stock option plans                                                                    92,251                  --
                                                                                              ----------          ----------
        Adjusted weighted average shares                                                      33,647,111          31,581,427
                                                                                              ----------          ----------
        Diluted earnings (loss) per share                                                          $0.04             $(0.00)
                                                                                              ==========          ==========


         Diluted loss per share for the three-month period ended September 30, 2000, does not reflect the incremental shares from the assumed conversion of preferred stock (919,396 shares), as the effect of such inclusion would be anti dilutive and thus reduce the loss per share.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)
                                   (unaudited)

  Note 6 OTHER INCOME

         In the three month period ended September 30, 2001, the Company recorded as other income $1.8 million from the settlement of patent infringement claims related to chromium picolinate and a sale of assets. At September 30, 2001, cash proceeds of $1.7 million from the settlements and $0.2 million from the sale of assets to an officer of the Company remain to be collected.

  Note 7 INCOME TAXES

         The effective tax rate for the three-month periods ended September 30, 2001 and 2000 was 36.0%, respectively.

  Note 8 SEGMENT REPORTING

         A summary of business data for the Company's reportable segments is as follows:

         Information by business segment (in thousands):

                                                                    Three months ended
                                                                       September 30,
                                                                   2001              2000
                                                                   ----              ----
               REVENUES
               Nutritional Products                              $3,884            $6,840
               Pharmaceutical Products                               65                63
                                                                 ------            ------
                                                                 $3,949            $6,903
                                                                 ======            ======

               OPERATING INCOME (LOSS)
               Nutritional Products                                $162             $(92)
               Pharmaceutical Products                               23                16
                                                                 ------            ------
                                                                   $185             $(76)
                                                                 ======            ======

         The operations of the Company are principally in the United States.

         One nutritional product segment customer accounted for approximately 28% and 33% of the segment revenue in the three-month periods ended September 30, 2001 and September 30, 2000, respectively.


Note 9   INTANGIBLE ASSETS

         The Company has adopted SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income in the statement of income. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)
                                   (unaudited)


Note 9   INTANGIBLE ASSETS, (CONTINUED)

                                                                                                      Three months ended
                                                                                                         September 30,
                                                                                                     2001              2000
                                                                                                     ----              ----
Reported net income                                                                                 $1,277                $6
  Add back goodwill amortization, net of tax                                                            --                60
                                                                                                    ------           -------
Adjusted net income                                                                                 $1,277               $66
                                                                                                    ======           =======
Basic earnings (loss) per share
  Reported net income                                                                               $ 0.04           $(0.00)
  Goodwill amortization, net of tax                                                                     --                --
                                                                                                    ------           -------
Adjusted net income (loss)                                                                          $ 0.04           $(0.00)
                                                                                                    ======           =======
Diluted earnings (loss) per share
  Reported net income (loss)                                                                        $ 0.04           $(0.00)
  Goodwill amortization, net of tax                                                                     --                --
                                                                                                    ------           -------
Adjusted net income (loss)                                                                          $ 0.04           $(0.00)
                                                                                                    ======           =======

Note 10   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                     Three months Ended
                                                                                                        September 30,
                                                                                                     2001           2000
                                                                                                     ----           ----
         Supplemental disclosure of cash flow information:
               Cash paid for interest                                                                $   22          $ 71
               Cash paid for income taxes                                                            $  502          $ 80

         Supplemental schedule of non-cash financing activities:
               Obligation for purchase of property and equipment                                     $  144          $192
               Obligation for N21 contingent payments                                                $1,701          $804
               Obligation for Lite Bites contingent payment                                          $  663          $252

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

           Cost of goods sold includes both direct and indirect manufacturing costs. Research expenses include internal expenditures as well as expenses associated with third party providers. Selling, general and administrative expenses include salaries and overhead, third party fees and expenses, royalty expenses for licenses and trademarks, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and acquisition-related goodwill and intangible assets, and amortizes them, excluding goodwill, over periods of one to twenty years.

           RESULTS OF OPERATIONS

           REVENUES

           Net sales for the three months ended September 30, 2001 were $3.8 million, a decrease of $1.5 million when compared to $5.3 million for the same period a year earlier. The decrease is due primarily to softness in retail sales of vitamin and mineral supplements; continuing industry consolidation; and reductions in the selling price of chromium picolinate subsequent to the expiration of a composition-of-matter patent in August 2000. Partially offsetting the decrease was a 22% increase in the volume of chromium picolinate sold in the three months ended September 30, 2001 when compared to the same period a year earlier.

           Other revenues of $0.2 million for the three months ended September 30, 2001 declined $1.4 million when compared to $1.6 million for the same period a year ago. Other revenues for the three months ended September 2000, included $1.5 million of license fees earned from Biosynexus Incorporated in accordance with License Agreements entered into in August 2000. These license fees did not recur in the three months ended September 30, 2001.

           COST OF GOODS SOLD

           Cost of goods sold for the three months ended September 2001 was $1.2 million, a decrease of $0.5 million when compared to $1.7 million for the same period a year ago. The reduction in cost of goods primarily reflects the cost savings attributable to the restructuring undertaken by the Company in the second quarter of fiscal 2001 as well as lower sales for the quarter ended September 30, 2001. Gross margin on product sales was 67.3% and 67.4% for the three months ended September 30, 2001 and 2000, respectively.

           RESEARCH AND DEVELOPMENT EXPENSES

           Research costs of $0.2 million for the three months ended September 30, 2001 decreased $0.8 million when compared to $1.0 million for the same period a year ago. The cost savings attributable to the restructuring undertaken by the Company in the second quarter of fiscal 2001, as well as more focused spending on research related activities were the primary reasons for the savings.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           SELLING GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

           SG&A expenses for the three months ended September 30, 2001 were $1.7 million a decrease of $1.4 million when compared to $3.1 million for the same period a year ago. The decrease is due to cost savings attributable to a restructuring undertaken by the Company during the second quarter of fiscal 2001; reductions in advertising and consulting expenditures; and the non recurrence of a one-time charge of $0.6 million related to the departure of the Company's previous CEO recorded in the three month period ended September 30, 2000.

           DEPRECIATION AND AMORTIZATION

           Depreciation and amortization for the three months ended September 30, 2001 of $0.7 million decreased $0.5 million when compared to $1.2 million for the same period a year ago. The decrease is due primarily to the expiration of the composition-of-matter patent and adoption of accounting pronouncements relating to goodwill and other intangible assets. See Note 9.

           OPERATING INCOME

           Operating income for the three months ended September 30, 2001 was $0.2 million compared to an operating loss of $0.1 million for the same period a year ago. While lower revenues negatively impacted gross profit in the three months ended September 30, 2001, cost savings resulting from the restructuring undertaken by the Company, controlled spending in all operating areas, and early adoption of accounting pronouncements were more than sufficient to offset the shortfall.

           INTEREST INCOME, NET AND OTHER INCOME

           Interest income, net of $17 thousand for the three months ended September 30, 2001, declined $41 thousand when compared to $58 thousand for the same period a year ago. Levels of invested cash were lower in the three months ended September 30, 2001, when compared to the comparable period a year ago.

           Other income for the three months ended September 30, 2001, was $1.8 million due primarily to amounts earned on the settlement of patent infringement lawsuits, and gains resulting from licensing its rights to sell lysostaphin for research purposes to an officer of the Company.

           INCOME TAXES

           Income taxes for the three month period ending September 30, 2001, were $0.7 million compared to $3 thousand for the same period a year ago. The increase is due to increased profitability in the three months ended September 30, 2001. The effective tax rate that applied in both quarters was 36%.

           BUSINESS SEGMENT

           The Company operates in two business segments, Nutritional Products and Pharmaceutical Products.

           NUTRITIONAL PRODUCTS

           Nutritional product revenues for the three months ended September 30, 2001, were $3.9 million, a decrease of $3.0 million when compared to $6.9 million for the same period a year ago. The decrease in revenues is primarily due to lower retail sales of vitamin and mineral supplements; reductions in the selling price of chromium picolinate subsequent to the expiration of a composition-of-matter patent in August 2000, as well as a lack of significant license fee income in the current quarter similar to the $1.5 million earned in the comparable period a year ago.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Nutritional products operating income was $162 thousand for the three months ended September 30, 2001 as compared to an operating loss of $92 thousand for the same period a year ago. The cost savings attributable to the restructuring undertaken by the Company in the second quarter of fiscal 2001 and the early adoption of accounting pronouncements discussed in Note 9, more than offset the decline in product sales and the lack of significant license fees earned in the current quarter.

           PHARMACEUTICAL PRODUCTS

           Pharmaceutical product revenues were $65 thousand for the three months ended September 30, 2001, compared to $63 thousand in the comparable period a year ago.

           Pharmaceutical products operating income was $23 thousand and $16 thousand, for the three months ended September 30, 2001 and 2000, respectively.

           LIQUIDITY AND CAPITAL RESOURCES

           Cash and cash equivalents at September 30, 2001 were $5.6 million compared to $5.4 million at June 30, 2001. As of September 30, 2001, the Company had a working capital surplus of $7.5 million compared to a $6.4 million surplus as of June 30, 2001. The working capital surplus increase was due primarily to the proceeds due from the successful settlement of patent infringement lawsuits.

           During the three months ended September 30, 2001, net cash of $14 thousand was provided by investing activities compared to net cash of $0.2 million used in investing activities for the comparable period a year ago. Funds received from the licensing of the Company's remaining rights to use lysostaphin for research purposes were the primary reason for the improvement. Cash used in financing activities for the three months ended September 30, 2001 was $0.6 million compared to $0.4 million for the same period a year ago. Proceeds used for the redemption of Series F preferred stock and the repurchase of common stock were the primary reasons for the increased use.

           The Company's primary sources of financing are cash generated from continuing operations and up to a $4.0 million revolving line of credit with Citizens Bank of Massachusetts (successor in interest to loans originally issued to the Company by State Street Bank and Trust Company) based on certain criteria. At September 30, 2001, the availability under the revolving line of credit was $2.7 million. At September 30, 2001, the Company had no borrowings under the revolving line of credit.

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

           SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices. The Company's existing term loan with Citizens Bank of Massachusetts bears interest at a rate equal to the prime lending rate plus one percent. As a result, the Company does have exposure to changes in interest rates. For example, if interest rates increase by one percentage point from current levels, the Company would incur incremental interest expense of $1 thousand through the scheduled maturity of the term loan on February 1, 2002.

                           PART II - OTHER INFORMATION





ITEM 1 - LEGAL PROCEEDINGS

           The company in the ordinary course of its business has brought patent infringement actions against companies that it believes have sold chromium picolinate in violation of the Company's patent rights. As of this date, the Company is evaluating bringing additional actions.




ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

          None

    (b) REPORTS

          None.

                                NUTRITION 21, INC

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        NUTRITION 21, INC.
                                                    ------------------------
                                                            Registrant






Date:  November 13, 2001      By:    /s/ GAIL MONTGOMERY
                                    -------------------------------------
                                    Gail Montgomery
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                     /s/ ALAN J. KIRSCHBAUM
                                    -------------------------------------
                                    Alan J. Kirschbaum
                                    Sr. Vice President, Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial Officer)