Form 10-Q
period 2001-12-31
NUTRITION 21 INC
filed 2002-02-13
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

             New York                                   11-2653613
------------------------------------       -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         4 Manhattanville Road
         Purchase, New York                                10577-2197
----------------------------------------        --------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including Area Code:       (914) 701-4500
                                                      --------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $.005 per share)
                    ---------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

         Yes   X             No
             ----               -------


The number of shares outstanding of Registrant's Common Stock as of February 8, 2002: 32,362,423.

                               NUTRITION 21, INC.

                                      INDEX

PART I     FINANCIAL INFORMATION                                          PAGE


ITEM 1     Consolidated Financial Statements (unaudited)


           Consolidated Balance Sheets at December 31, 2001
              and June 30, 2001                                            3


           Consolidated Statements of  Operations for the three
              and six months ended December 31, 2001 and 2000              5


           Consolidated Statement of Stockholders' Equity for
              the six months ended December 31, 2001                       6


           Consolidated Statements of Cash Flows for the six
              months ended December 31, 2001 and 2000                      7


           Notes to Consolidated Financial Statements                      8


ITEM 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   12

ITEM 3     Quantitative and Qualitative Disclosures
           About Market Risk                                               16

PART II    OTHER INFORMATION

ITEM 1     Legal Proceedings                                               17

ITEM 6     Exhibits and Reports on Form 8-K                                17

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        December 31,          June 30,
                                                                            2001                2001
                                                                           ------              -----
                                                                         (unaudited)          (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                               $5,003             $5,355
    Accounts receivable (less allowance for doubtful accounts of
     $25 at December 31, 2001 and $45 at June 30, 2001)                      1,896              3,963

    Other receivables                                                        1,774              1,650

    Inventories                                                              1,181              1,322

    Prepaid expense and other current assets                                   511                475
                                                                           -------            -------
         Total current assets                                               10,365             12,765
Property and equipment, net                                                    524                633
Patents and trademarks (net of accumulated amortization of
$11,514 at December 31, 2001 and $10,375 at June 30, 2001)                  17,617             18,682
Goodwill                                                                     7,026              6,491
Other assets                                                                   312                316
                                                                           -------            -------
TOTAL ASSETS                                                               $35,844            $38,887
                                                                           =======            =======

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                            December 31,      June 30,
                                                                                                2001            2001
                                                                                               ------          -----
LIABILITIES, REDEEMABLE PREFERRED STOCK AND                                                  (unaudited)      (Note 1)
 STOCKHOLDERS' EQUITY
Current liabilities;
      Current portion of long-term debt                                                       $    --          $1,125
      Accounts payable and accrued expenses                                                     1,801           3,371
      Contingent payments payable                                                               1,132           1,855
      Preferred dividends payable                                                                  12              22
                                                                                              -------         -------
             Total current liabilities                                                          2,945           6,373

Other long-term obligations                                                                       104             122
                                                                                              -------         -------
TOTAL LIABILITIES                                                                               3,049           6,495
                                                                                              -------         -------
Commitments and contingent liabilities
REDEEMABLE PREFERRED STOCK:
Series E convertible preferred, 1,500 shares issued:                                               --             191
    191 shares outstanding at June 30, 2001.
Series F convertible preferred, 575 shares issued:                                                 --             227
    169 shares outstanding at June 30, 2001.

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares
    Series G convertible preferred,  1,769 shares issued: 941 shares outstanding at December 31, 2001 and June 30, 2001,  respectively (aggregate liquidation
    value - $953)                                                                                 941             941
Common stock, $0.005 par value, authorized 65,000,000 shares;
    32,498,423 shares issued at December 31, 2001 and 32,342,815 shares issued at
    June 30, 2001.                                                                                162             161
Additional paid-in capital                                                                     63,389          63,196
Accumulated deficit                                                                          (31,575)        (32,324)
Less treasury stock, at cost, 136,000 common shares                                             (122)              --
                                                                                              -------         -------
TOTAL STOCKHOLDERS' EQUITY                                                                    $32,795         $31,974
                                                                                              -------         -------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY                                                                    $35,844         $38,887
                                                                                              =======         =======

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                   Three Months Ended             Six Months Ended
                                                      December 31,                   December 31
                                                 2001            2000           2001            2000
                                                ------          ------         ------          ------
Net sales                                       $2,837          $4,410         $6,632          $9,666
Other revenues                                      75             200            229           1,847
                                                ------         -------         ------          ------

REVENUES                                         2,912           4,610          6,861          11,513
Cost of goods sold                                 871           1,127          2,111           2,840
                                                ------         -------         ------          ------
GROSS PROFIT                                     2,041           3,483          4,750           8,673
  Research and development expenses                225             559            410           1,510
  Selling, general and administrative
  expenses                                       1,776           2,408          3,458           5,546
  Depreciation and amortization                    665             665          1,321           1,841
  Restructuring and other charges                   --           2,448             --           2,448
                                                ------         -------         ------          ------

OPERATING LOSS                                   (625)         (2,596)          (439)         (2,672)

Interest income                                     20              64             65             198
Interest expense                                    22              65             50             141
Other income, net                                   --             204          1,794             231
                                                ------         -------         ------          ------
(LOSS) INCOME BEFORE INCOME TAXES                (627)         (2,393)          1,370         (2,384)

Income tax (benefit)                             (252)           (479)            466           (475)
                                                ------         -------         ------          ------

NET (LOSS) INCOME                               $(375)        $(1,914)          $ 904        $(1,909)
                                                ======        ========          =====        ========

  Basic (loss) earnings per share              $(0.02)         $(0.06)          $0.02         $(0.06)
                                               =======         =======          =====         =======

  Diluted (loss) earnings per share            $(0.02)         $(0.06)          $0.02         $(0.06)
                                               =======         =======          =====         =======

  Weighted average number of common
  shares - basic                            32,242,337      31,272,876     32,291,648      31,427,151
                                            ==========      ==========     ==========      ==========

  Weighted average number of common
  shares and equivalents - diluted          32,242,381      31,299,304     32,308,400      31,548,775
                                            ==========      ==========     ==========      ==========

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                Additional
                                        Preferred Stock                             Paid-In    Accumulated    Treasury
                                           Series G             Common Stock        Capital      Deficit        Stock      Total
                                           --------             ------------        -------      -------        -----      -----
                                        Shares      $      Shares(1)         $         $            $            $            $
                                        ------      -      ---------         -         -            -            -            -
Balance at June 30, 2001                  941      $941    32,342,818      $161     $63,196     $(32,324)      $   --      $31,974


Preferred stock dividends declared         --        --            --        --          --          (40)          --         (40)
Conversion of Series E preferred
stock to common stock                                         155,605         1         193            --                      194
Premium on redemption of Series F
preferred stock                            --        --            --        --          --         (115)          --        (115)
Repurchase of common stock for
treasury                                   --        --     (136,000)        --          --            --       (122)        (122)
Net income for the period                  --        --            --        --          --           904          --          904
                                          ---      ----    ----------      ----     -------     ---------      ------      -------
Balance at December 31, 2001              941      $941    32,362,423      $162     $63,389     $(31,575)      $(122)      $32,795
                                          ===      ====    ==========      ====     =======     =========      ======      =======




See accompanying notes to consolidated financial statements.



-----------------
(1) Net of shares held in treasury.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                               2001          2000
                                                                               ----          ----
Cash flows from operating activities:
    Net income (loss)                                                          $904        $(1,909)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                         1,321           1,840
        Gain on sale of assets                                                 (40)              --
        Changes in operating assets and liabilities:
           Accounts receivable                                                2,067           1,306
           Other receivables                                                     76            (87)
           Inventories                                                          125             246
           Prepaid and other current assets                                    (36)            (83)
           Other assets                                                           4              22
           Accounts payable and accrued expenses                            (1,589)         (1,132)
                                                                            -------         -------
               Net cash provided by operating activities                      2,832             203
                                                                            -------         -------
Cash flows from investing activities:
    Contingent payments for acquisitions                                    (1,512)         (3,650)
    Purchases of property and equipment                                         (6)           (133)
    Payments for patents and trademarks                                       (131)           (138)
    Proceeds from sale of assets                                                100               3
                                                                            -------         -------
        Net cash used in investing activities                               (1,549)         (3,918)
                                                                            -------         -------
Cash flows from financing activities:
    Debt repayments                                                         (1,125)           (750)
    Preferred stock dividends paid                                             (43)            (58)
    Purchase of common stock for treasury                                     (122)              --
    Redemption of redeemable preferred stock                                  (345)              --
                                                                            -------         -------
        Net cash used in financing activities                               (1,635)           (808)
                                                                            -------         -------
Net decrease in cash and cash equivalents                                     (352)         (4,523)
Cash and cash equivalents at beginning of period                              5,355           8,488
                                                                            -------         -------
Cash and cash equivalents at end of period                                  $ 5,003         $ 3,965
                                                                            =======         =======


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

     Note 1   BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

              The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

              Certain reclassifications have been made to the prior period amounts in order to conform to the current period presentation.

  Note 2      SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

              In July 2001,  the  Financial  Accounting  Standards  Board (FASB)
              issued statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 changes the way companies account for goodwill in that goodwill will no longer be amortized, but should be tested for impairment at least annually. The Company elected to adopt early SFAS No. 142 in the quarter ended September 30, 2001. See Note 9 for further discussion on the impact of SFAS No. 142 on Nutrition 21's financial position and results of operations.

              In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and will be effective for the Company's fiscal year beginning July 1, 2002. Management does not anticipate that the adoption of SFAS No. 144 will have a material impact on Nutrition 21's financial position or results of operations.

     Note 3   INVENTORIES

              The components of inventories at December 31, 2001 and June 30, 2001 were:

                                                     December 31,      June 30,
                                                        2001             2001
                                                        ----             ----

                      Raw materials                     $325              $471
                      Finished goods                     856               851
                                                      ------            ------
                      Total inventories               $1,181            $1,322
                                                      ======            ======

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

     Note 4   REDEEMABLE PREFERRED STOCK

              During the six months ended December 31, 2001, 227 shares of the Company's Series F Preferred Stock (F preferred) and accrued dividends thereon were redeemed for $345. As a result of these transactions, the Company recorded a premium on redemption of $115 representing the excess of the consideration paid over the carrying value of the then outstanding F preferred.

              During the six months ended December 31, 2001, 191 shares of the Company's Series E Preferred Stock and accrued dividends thereon were converted into 155,605 shares of the Company's common stock.

     Note 5   EARNINGS PER SHARE

              The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated.

        Basic and diluted earnings (loss) per                          Three months ended              Six months ended
        share:                                                            December 31,                    December 31,
                                                                     2001              2000           2001           2000
                                                                     ----              ----           ----           ----
        Net (loss) income                                          $(375)        $(1,914)           $904       $(1,909)
            Less: Dividends on preferred shares                      (17)            (27)           (40)           (56)
                 Premium on redemption of
                 preferred stock                                     (85)              --          (115)             --
                                                                   ------          ------         ------         ------
        Net (loss) income available to common
        stockholders                                               $(477)        $(1,941)           $749       $(1,965)
                                                                   ======        ========           ====       ========
        Weighted average shares:                               32,242,337      31,272,876     32,291,648     31,427,151
                                                               ==========      ==========     ==========     ==========
        Basic (loss) earnings per share                           $(0.02)         $(0.06)          $0.02        $(0.06)
                                                                  =======         =======          =====        =======
        Diluted (loss) earnings per share
        computation:
        Net (loss) income available to common
        stockholders                                               $(477)        $(1,941)           $749       $(1,965)
          Add:  Dividends on preferred stock                           --              --             --             --
                                                                       --              --             --             --
        Net (loss) income available to common
        stockholders                                               $(477)        $(1,941)           $749       $(1,965)
                                                                   ======        ========           ====       ========
        Weighted average shares:                               32,242,337      31,272,876     32,291,648     31,427,151
          Plus incremental shares from assumed conversions:

            Preferred stock                                            --              --             --             --
            Stock option plans                                         44          26,428         16,752        121,624
                                                               ----------      ----------     ----------     ----------
        Adjusted weighted average shares                       32,242,381      31,299,304     32,308,400     31,548,775
                                                               ==========      ==========     ==========     ==========
        Diluted (loss) earnings per share                         $(0.02)         $(0.06)          $0.02        $(0.06)
                                                                  =======         =======          =====        =======

         Diluted (loss) earnings per share for the three and six month periods ended December 31, 2001 and 2000, does not reflect the incremental shares from the assumed conversion of preferred stock (1,247,756 and 614,617 shares, respectively) as the effect of such inclusion would be antidilutive.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)
                                   (unaudited)

     Note 6   OTHER INCOME

              In the six months ended December 31, 2001, the Company recorded as other income $1.8 million from the settlement of patent infringement claims related to chromium picolinate and a sale of assets. At December 31, 2001, cash proceeds of $0.9 million from the settlements and $0.2 million from the sale of assets to an Officer of the Company, remain to be collected.

     Note 7   INCOME TAXES

              The effective tax rate for the six-month periods ended December 31, 2001 and 2000 was 34.0%.

     Note 8   SEGMENT REPORTING

              A summary of business data for the Company's reportable segments is as follows:

              Information by business segment (in thousands):

                                                           Three months ended             Six months ended
                                                              December 31,                   December 31,
                                                          2001           2000            2001             2000
                                                          ----           ----            ----             ----
               REVENUES
               Nutritional Products                     $2,791         $4,576          $6,675           $9,966
               Pharmaceutical Products                     121             34             186            1,547
                                                        ------         ------          ------          -------
                                                        $2,912         $4,610          $6,861          $11,513
                                                        ======         ======          ======          =======

               OPERATING INCOME (LOSS)
               Nutritional Products                     $(683)       $(2,568)          $(396)         $(4,118)
               Pharmaceutical Products                      58           (28)            (43)            1,446
                                                        ------       --------          ------         --------
                                                        $(625)       $(2,596)          $(439)         $(2,672)
                                                        ======       ========          ======         ========

         The operations of the Company are principally in the United States.

         One nutritional product segment customer accounted for approximately 29% of the segment revenue in the six months ended December 31, 2001.

     Note 9   INTANGIBLE ASSETS

              The Company adopted SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. If indicators of impairment arise, including but not limited to, a significant adverse change in the business environment or regulatory areas that may affect the Company's projected cash flows associated with income producing intangible assets there can be no assurance that the Company may not incur impairment charges in the future. Goodwill in the amount of $4.1 million included in patents and trademarks since acquisition (although accounted for separately by the Company and included therein because of its estimated economic life) has been reclassified in the accompanying balance sheets in accordance with the requirements of SFAS No. 142. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                                                         Three months ended          Six months ended
                                                            December 31,                December 31,
                                                         2001           2000        2001           2000
                                                         ----           ----        ----           ----
Reported net (loss) income:                            $(375)       $(1,914)        $904       $(1,909)
                                                       ------       --------        ----
  Add back goodwill amortization, net of tax              ---             62         ---            128
                                                       ------       --------        ----       --------
Adjusted net income (loss)                             $(375)       $(1,852)        $904       $(1,781)
                                                       ======       ========        ====       ========
Basic (loss) earnings per share:
  Reported net loss,                                  $(0.02)        $(0.06)       $0.02        $(0.06)
                                                      -------        -------       -----
  Goodwill amortization, net of tax                       ---            ---         ---            ---
                                                      -------        -------       -----        -------
Adjusted (loss) net income                            $(0.02)        $(0.06)       $0.02        $(0.06)
                                                      =======        =======       =====        =======
Diluted earnings per share:
  Reported net loss,                                  $(0.02)        $(0.06)       $0.02        $(0.06)
                                                      -------        -------       -----        -------
  Goodwill amortization, net of tax                       ---            ---         ---            ---
                                                          ---            ---         ---            ---
Adjusted net income                                   $(0.02)        $(0.06)       $0.02        $(0.06)
                                                      =======        =======       =====        =======


     Note 10  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  Six months Ended
                                                                                    December 31 ,


                                                                                   2001       2000
                                                                                   ----       ----

         Supplemental disclosure of cash flow information:
               Cash paid for interest                                            $ 50         $132
               Cash paid for income taxes                                        $759         $161

         Supplemental schedule of non-cash financing activities:
               Obligation for purchase of property and equipment                 $137         $181
               Obligation for N21 contingent payments                            $217         $369
               Obligation for Lite Bites contingent payment                      $915         $945
               Issuance of common stock for Series E conversion                  $194           --

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


           The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

           GENERAL

           The Company's revenues have been primarily derived from: (i) the sale of nutrition products to manufacturers of vitamin and mineral supplements and, (ii) the sale of nutrition bars and other related dietary supplement products marketed under the trademark "Lite Bites" and "Brite Bites" (the "Lite Bites Business"). The Company has, in addition, received royalty and license income from users of its patented technology.

           Cost of goods sold includes both direct and indirect manufacturing costs. Research expenses include internal expenditures as well as expenses associated with third party providers. Selling, general and administrative expenses include salaries and overhead, third party fees and expenses, royalty expenses for licenses and trademarks, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and acquisition-related goodwill and intangible assets, and amortizes them, excluding goodwill effective July 1, 2001, over periods of one to twenty years.

           RESULTS OF OPERATIONS

           REVENUES

           Net sales for the three and six month periods ended December 31, 2001 of $2.8 million and $6.6 million, respectively, decreased $1.6 million and $3.1 million, respectively, when compared to $4.4 million and $9.7 million for the same periods a year ago. The decrease is due primarily to a softness in retail sales of vitamin and mineral supplements as well as continuing industry consolidation.

           Other revenues of $0.1 million and $0.2 million for the three and six month periods ended December 31, 2001, respectively, declined $0.1 million and $1.6 million, respectively, when compared to the same periods a year ago. Other revenues for the six months ended December 2000 included $1.5 million of non-recurring license fees earned from Biosynexus Incorporated in accordance with License Agreements entered into in August 2000.

           COST OF GOODS SOLD

           Cost of goods sold for the three and six month periods ended December 2001 of $0.9 million and $2.1 million, respectively, decreased $0.2 million and $0.7 million, respectively, when compared to $1.1 million and $2.8 million, respectively, for the same periods a year ago. The reduction in cost of goods primarily reflects the impact of lower sales for the three and six months ended December 31, 2001. Gross margin on product sales of 69.3% and 68.2% for the three and six month periods ended December 31, 2001, respectively, declined 5.1 and
           2.4 percentage points, respectively, when compared to the same periods a year earlier. The decline is due primarily to the product mix, with lower margin products accounting for a greater proportion of the Company's revenues.

           RESEARCH AND DEVELOPMENT EXPENSES

           Research costs of $0.2 million and $0.4 million for the three and six-month periods ended December 31, 2001, respectively, decreased $0.3 million and $1.1 million, respectively, when compared to $0.5 million and $1.5 million, respectively, for the same periods a year ago. The decrease in fiscal 2001 principally reflects cost savings attributable to the restructuring undertaken by the Company in the second quarter of fiscal 2001, and the Company's decision to terminate its Internet business at that time.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS (CONTINUED)

           SELLING GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

           SG&A expenses for the three and six month periods ended December 31, 2001 of $1.8 million and $3.5 million respectively, decreased $0.6 million and $2.1 million, respectively, when compared to $2.4 million and $5.6 million in the same periods a year ago. The decreases are due primarily to cost savings attributable to a restructuring undertaken by the Company during the second quarter of fiscal 2001; reductions in advertising and consulting expenditures; and the non-recurrence of a one-time charge of $0.6 million related to the departure of the Company's previous CEO recorded in the six month period ended December 31, 2000.

           DEPRECIATION AND AMORTIZATION

           Depreciation and amortization for the three and six month periods ended December 31, 2001 of $0.7 million and $1.3 million, respectively, compared to $0.7 million and $1.8 million, respectively, for the same periods a year ago. The decrease for the six months is due primarily to the expiration of a composition-of-matter patent in August 2000 and early adoption of accounting pronouncements relating to goodwill and other intangible assets. See Note 9.

           OPERATING LOSS

           Operating loss for the three and six month periods ended December 31, 2001 was $0.6 million and $0.4 million, respectively, compared to an operating loss of $2.6 million and $2.7 million, respectively, for the same periods a year ago. The decrease in the amount of operating loss in fiscal 2001 principally reflects that fiscal 2000 results were negatively impacted by $2.4 million of costs and other charges relating to a restructuring undertaken by the Company during the second quarter of fiscal 2001.

           OTHER INCOME

           Other income for the six months ended December 31, 2001, was $1.8 million due primarily to amounts earned on the settlement of patent infringement lawsuits, as well as gains resulting from licensing certain rights to sell lysostaphin for research purposes to an Officer of the Company.

           INCOME TAX (BENEFIT)

           Income tax (benefit) for the three and six-month periods ended December 31, 2001, were ($0.3) million and $0.5 million compared to ($0.5) million for the same periods a year ago. The effective tax rate was 34% for the six months ended December 31, 2001. For the six-month period ended December 31, 2000, the company's effective tax benefit was 20% due primarily to the estimated realization of the Company's federal net loss carry forwards generated during the six months ended December 31, 2000.

           BUSINESS SEGMENT

           The Company operates in two business segments, Nutritional Products and Pharmaceutical Products.

           NUTRITIONAL PRODUCTS

           Nutritional product revenues for the three and six month periods ended December 31, 2001, were $2.8 million and $6.7 million, respectively, a decrease of $1.8 million and $3.2 million, respectively, when compared to $4.6 million and $9.9 million, respectively, for the same periods a year ago. The decrease in revenues is primarily due to the softness in retail sales of vitamin and mineral supplements as well as continuing industry consolidation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS (CONTINUED)

           Nutritional products operating loss was $0.7 million and $0.4 million, respectively, for the three and six month periods ended December 31, 2001 as compared to an operating loss of $2.6 million and $4.1 million, respectively, for the same periods a year ago. The decrease in the amount of operating loss in fiscal 2001 principally reflects that fiscal 2000 results were negatively impacted by $2.4 million of costs and other charges relating to a restructuring undertaken by the Company during the second quarter of fiscal 2001.

           PHARMACEUTICAL PRODUCTS

           Pharmaceutical product revenues were $121 thousand and $186 thousand for the three and six month periods ended December 31, 2001, compared to $34 thousand and $1.5 million in the comparable periods a year ago. There were no significant license fees earned in the current fiscal periods, in comparison with the $1.5 million in fees earned in the prior fiscal year.

           Pharmaceutical products operating income was $58 thousand for the three months ended December 31, 2001 and a $43 thousand loss for the six months ended December 31, 2001 as compared to an operating loss of $28 thousand in the three months ended December 31, 2000 and $1.4 million income for the six months ended December 31, 2000. There were no significant license fees earned in the current periods, which was the primary reason for the decline.

           LIQUIDITY AND CAPITAL RESOURCES

           Cash and cash equivalents at December 31, 2001 were $5.0 million compared to $5.4 million at June 30, 2001. As of December 31, 2001, the Company had working capital of $7.4 million compared to a $6.4 million as of June 30, 2001. The increase in working capital was the result of funds due from the successful settlement of patent infringement litigation.

           During the six months ended December 31, 2001, net cash of $1.5 million was used in investing activities compared to net cash of $3.9 million used in investing activities for the comparable period a year ago. Contingent payments for acquisitions declined $2.1 million due to decreases in sales. Cash used in financing activities for the six months ended December 31, 2001 was $1.6 million compared to $0.8 million for the same period a year ago. During the six months ended December 31, 2001, a cash payment of $1.1 million was made to payoff the Company's outstanding term loan with Citizens Bank. This repayment was made in connection with the Company obtaining a new line of credit with another bank. In addition, cash was used for the redemption of Series F preferred stock and the repurchase of common stock.

           The Company's primary sources of financing are cash generated from continuing operations and up to $4.0 million from a revolving line of credit expiring December 14, 2002, with Fleet National Bank based on certain criteria. At December 31, 2001, the availability under the revolving line of credit was $1.9 million. At December 31, 2001, the Company had no borrowings under the revolving line of credit.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS (CONTINUED)


           SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

           In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations", and No. 142 "Goodwill and other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. If indicators of impairment arise, including but not limited to, a significant adverse change in the business environment or regulatory areas that may affect the Company's projected cash flows associated with income producing intangible assets there can be no assurance that the Company may not incur impairment charges in the future. Other intangible assets will continue to be amortized over their useful lives.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and will be effective for the Company's fiscal year beginning July 1, 2002. Management does not anticipate that the adoption of SFAS No. 144 will have a material impact on Nutrition 21's financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

           The company in the ordinary course of its business has brought patent infringement actions against companies that it believes have sold chromium picolinate in violation of the Company's patent rights. As of this date, the Company has one action pending and is evaluating bringing additional actions.

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



                                                       NUTRITION 21, INC.
                                                       ------------------
                                                           Registrant




Date:  February 13, 2002     By:  /s/ GAIL MONTGOMERY
                                  -------------------
                                  Gail Montgomery
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



                                  /s/ ALAN J. KIRSCHBAUM
                                  ----------------------
                                  Alan J. Kirschbaum
                                  Sr. Vice President, Finance and Administration and Chief Financial Officer
                                  (Principal Financial Officer)