Form 10-Q
period 2002-03-31
NUTRITION 21 INC
filed 2002-05-14
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                NEW YORK                                          11-2653613
-----------------------------------------                    -------------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                         Identification No.)

         4 Manhattanville Road
         Purchase, New York                                       10577-2197
-----------------------------------------                    -------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including Area Code:           (914) 701-4500
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


The number of shares outstanding of Registrant's Common Stock as of May 12, 2002: 33,048,655

                               NUTRITION 21, INC.

                                      INDEX


PART I     FINANCIAL INFORMATION                                            PAGE
------     ---------------------                                            ----


ITEM 1     Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets at March 31, 2002
             and June 30, 2001                                                 3

           Consolidated Statements of Operations for the three
             and nine months ended March 31, 2002 and  2001                    5

           Consolidated Statement of Stockholders' Equity for
             the nine months ended March 31, 2002                              6

           Consolidated Statements of Cash Flows for the nine
             months ended March 31, 2002 and 2001                              7

           Notes to Unaudited Consolidated Financial Statements                8

ITEM 2     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    12

ITEM 3     Quantitative and Qualitative Disclosures
             About Market Risk                                                16

PART II    OTHER INFORMATION

ITEM 1     Legal Proceedings                                                  17

ITEM 5     Other Information                                                  17

ITEM 6     Exhibits and Reports on Form 8-K                                   17

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                            March 31,   June 30,
                                                               2002        2001
                                                            ---------   --------
                                                           (unaudited)  (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                $ 4,179     $ 5,355
    Accounts receivable (less allowance for
    doubtful accounts of $26 at March 31, 2002
    and $45 at June 30, 2001)                                  1,963       3,963

    Other receivables                                          1,573       1,650

    Inventories                                                1,436       1,322

    Prepaid expenses and other current assets                    479         475
                                                             -------     -------
         Total current assets                                  9,630      12,765

Property and equipment, net                                      513         633

Patents and trademarks (net of accumulated
amortization of $12,111 at March 31, 2002
and $10,375 at June 30, 2001)                                 17,277      18,682

Goodwill                                                       7,107       6,491

Other assets                                                     205         316
                                                             -------     -------
TOTAL ASSETS                                                 $34,732     $38,887
                                                             =======     =======

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                           March 31,    June 30,
                                                             2002        2001
LIABILITIES, REDEEMABLE PREFERRED STOCK AND               ---------    --------
 STOCKHOLDERS' EQUITY                                    (unaudited)    (Note 1)
Current liabilities;
    Current portion of long-term debt                      $     --    $  1,125
    Accounts payable and accrued expenses                     2,018       3,371
    Contingent payments payable                                  41       1,855
    Preferred dividends payable                                   6          22
                                                           --------    --------
        Total current liabilities                             2,065       6,373

Other long-term obligations                                      --         122
                                                           --------    --------
TOTAL LIABILITIES                                             2,065       6,495
                                                           --------    --------
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE PREFERRED STOCK:

Series E convertible preferred, 1,500 shares issued:
    191 shares outstanding at June 30, 2001                      --         191

Series F convertible preferred, 575 shares issued:
    227 shares outstanding at June 30, 2001                      --         227

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized
    5,000,000 shares

Series G convertible preferred, 1,769 shares issued:
    471 and 941 shares outstanding at March 31, 2002
    and June 30, 2001, respectively (aggregate
    liquidation value - $477)                                   471         941

Common stock, $0.005 par value, authorized
  65,000,000 shares;
    33,048,655 and 32,342,818 shares issued and
    outstanding at March 31, 2002 and June 30, 2001,
    respectively                                                165         161

Additional paid-in capital                                   63,930      63,196

Accumulated deficit                                         (31,777)    (32,324)

Less:  treasury stock, at cost, 136,000 common shares          (122)         --
                                                           --------    --------
TOTAL STOCKHOLDERS' EQUITY                                   32,667      31,974
                                                           --------    --------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY                                 $ 34,732    $ 38,887
                                                           ========    ========

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                    Three Months Ended      Nine Months Ended
                                         March 31,              March 31,
                                    ------------------     -------------------
                                      2002       2001        2002        2001
                                     ------     ------     -------     -------
Net sales                            $3,912     $6,034     $10,544     $15,700
Other revenues                           75        375         304       2,222
                                     ------     ------     -------     -------
REVENUES                              3,987      6,409      10,848      17,922
Cost of goods sold                    1,274      1,913       3,385       4,753
                                     ------     ------     -------     -------
GROSS PROFIT                          2,713      4,496       7,463      13,169
Research and development
  expenses                              276        233         686       1,743
Selling, general &
  administrative expenses             2,058      2,721       5,516       8,267
Depreciation and amortization           641        798       1,962       2,639
Restructuring and other charges          --         --          --       2,448
                                     ------     ------     -------     -------

OPERATING (LOSS) INCOME                (262)       744        (701)     (1,928)
Interest income (expense), net          (35)       (30)        (20)         27
Other income                             --      2,106       1,794       2,337
                                     ------     ------     -------     -------

(LOSS) INCOME BEFORE INCOME TAXES      (297)     2,820       1,073         436
Income tax provision (benefit)         (100)       562         366          87
                                     ------     ------     -------     -------

NET (LOSS) INCOME                    $ (197)    $2,258     $   707     $   349
                                     ======     ======     =======     =======

    Basic earnings per share         $(0.01)    $ 0.07     $  0.02     $  0.01
                                     ======     ======     =======     =======

    Diluted earnings per share       $(0.01)    $ 0.07     $  0.02     $  0.01
                                     ======     ======     =======     =======


    Weighted average number of
      common shares - basic          32,995     31,956      32,523      31,601
                                     ======     ======     =======     =======

    Weighted average number
      of common shares and
      equivalents - diluted          33,018     33,358      32,550      31,704
                                     ======     ======     =======     =======

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                              Additional
                                  Preferred Stock                               Paid-In     Accumulated        Treasury
                                      Series G            Common Stock          Capital        Deficit          Stock       Total
                                SHARES           $      SHARES          $          $              $               $           $
                                ------          ---     ----------     ---      -------       --------          -----      -------

Balance at June 30, 2001           941         $941     32,342,818    $161      $63,196       $(32,324)          $ --       $31,974

Preferred stock dividends
declared                            --           --             --      --           --            (39)            --          (39)
Conversion of Series E
preferred stock to
common stock                        --           --        155,605       1          193             --             --          194

Conversion of Series G
preferred stock to common stock   (470)        (470)       686,232       3          467             --             --           --
Compensation related to
issuance of warrants to
non-employees                       --           --             --      --           74             --             --           74
Premium on redemption of
Series F preferred stock            --           --             --      --           --           (121)            --         (121)
Repurchase of common stock
for treasury                        --           --      (136,000)      --           --             --           (122)        (122)

Net income for the period           --           --         --          --           --            707             --          707
                                   ---         ----     ----------    ----      -------       ---------         ------     -------
Balance at March 31, 2002          471         $471     33,048,655    $165      $63,930       $(31,777)         $(122)     $32,667
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

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Nine months Ended
                                                                  March 31,
                                                              -----------------
                                                               2002       2001
                                                              ------     ------
Cash flows from operating activities:
  Net income                                                  $  707     $  349
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                              1,962      2,639
    Loss (gain) on  sale of equipment                            (55)         6
    Other non-cash items                                          74         35
    Changes in operating assets and liabilities:
      Accounts receivable                                       2001        621
      Other receivables                                          334     (1,470)
      Inventories                                               (130)       220
      Prepaid and other current assets                            (4)       434
      Other assets                                               111         35
      Accounts payable and accrued expenses                   (1,473)      (637)
                                                              ------     ------
        Net cash provided by operating activities              3,527      2,232
                                                              ------     ------
Cash flows from investing activities:
  Contingent payments for acquisitions                        (2,746)    (4,658)
  Purchases of property and equipment                            (82)      (133)
  Payments for patents and trademarks                           (325)      (190)
  Proceeds from sale of assets                                   100          3
                                                              ------     ------
    Net cash used in investing activities                     (3,053)    (4,978)
                                                              ------     ------
Cash flows from financing activities:
  Debt repayments                                             (1,125)    (1,125)
  Purchase of common stock for treasury                         (122)        --
  Preferred stock dividends paid                                 (55)       (85)
  Redemption of redeemable preferred stock                      (348)       (90)
                                                              ------     ------
    Net cash used in financing activities                     (1,650)    (1,300)
                                                              ------     ------
Net decrease in cash and cash equivalents                     (1,176)    (4,046)
Cash and cash equivalents at beginning of period               5,355      8,488
                                                              ------     ------
Cash and cash equivalents at end of period                    $4,179     $4,442
                                                              ======     ======




See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)


Note 1    BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

Note 2    SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 141,
          "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 changes the way companies account for goodwill in that goodwill will no longer be amortized, but should be tested for impairment at least annually. The Company elected to adopt early SFAS No. 142 in the quarter ended September 30, 2001. See Note 9 for further discussion on the impact of SFAS No. 142 on Nutrition 21's financial position and results of operations.

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

Note 3    INVENTORIES

          The components of inventories at March 31, 2002 and June 30, 2001 were:

                                                     March 31,          June 30,
                                                       2002               2001
                                                     --------           -------
                         Raw materials                  $374              $471
                         Finished goods                1,062               851
                                                       -----               ---
                         Total inventories            $1,436             1,322
                                                      ======             =====

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 4    REDEEMABLE PREFERRED STOCK

          During the nine months ended March 31, 2002, 191 shares of the Company's Series E Preferred Stock and accrued dividends thereon were converted into 155,605 shares of the Company's common stock.

          During the nine months ended March 31, 2002, 227 shares of the Company's Series F Preferred Stock (F preferred) and accrued dividends thereon were redeemed for $348. As a result of these transactions, the Company recorded a premium on redemption of $121 representing the excess of the consideration paid over the carrying value of the then outstanding F preferred.

          During the three months ended March 31, 2002, 470 shares of the Company's Series G Preferred Stock were converted into 686,232 shares of the Company's common stock.

Note 5    EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated.

                                                                    Three months ended                    Nine months ended
        Basic (loss) earnings per share:                                 March 31,                           March 31,
                                                                  2002              2001              2002              2001
                                                               ----------        ----------        ----------        ----------
        Net (loss) income                                           $(197)           $2,258              $707              $349
            Less: Dividends on preferred shares                        (6)              (26)              (39)              (82)
                 Premium on redemption of
                 preferred stock                                       --               (56)             (121)              (55)
                                                               ----------        ----------        ----------        ----------
        Net (loss) income available to common
        stockholders                                                $(203)          $(2,176)             $547              $212
                                                                   ======          ========              ====              ====
        Weighted average shares:                               32,995,281        31,956,121        32,522,768        31,600,900
                                                               ==========        ==========        ==========        ==========
        Basic (loss) earnings per share                            $(0.01)            $0.07             $0.02             $0.01
                                                                  =======             =====             =====             =====
        Diluted (loss) earnings per share:
        Net (loss) income available to common
        stockholders                                                $(203)           $2,176              $547              $212
          Add:  Dividends and premium on
          preferred stock                                              --                82                --                --
                                                               ----------        ----------        ----------        ----------
        Net (loss) income available to common
        stockholders                                                $(203)           $2,258              $547              $212
                                                                   ======            ======              ====              ====
        Weighted average shares:                               32,995,281        31,956,121        32,522,768        31,600,900
          Plus incremental shares from assumed conversions:
            Preferred stock                                            --         1,366,936                --                --
            Stock option plans                                     22,439            34,548            27,018           103,547
                                                                   ------      ----- ------            ------           -------
        Adjusted weighted average shares                       33,017,720        33,357,605        32,549,786        31,704,447
                                                               ==========        ==========        ==========        ==========
        Diluted (loss) earnings per share                          $(0.01)            $0.07             $0.02             $0.01
                                                                  =======             =====             =====             =====

        Diluted (loss) earnings per share for the three and nine month periods ended March 31, 2002, do not reflect the incremental shares from the assumed conversion of preferred stock (759,814 and 479,181 shares, respectively) as the effect of such inclusion would be antidilutive.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)
                                   (unaudited)


Note 6    OTHER INCOME

          In the nine months ended March 31, 2002, the Company recorded as other income $1.8 million from the settlement of patent infringement claims related to chromium picolinate and a sale of assets. At March 31, 2002, cash proceeds of $0.6 million from the settlements and $0.2 million from the sale of assets to an Officer of the Company, remain to be collected.

Note 7    INCOME TAXES

          The effective tax rate for the three and nine month periods ended March 31, 2002 was 34%, as compared to 20% in the comparable periods a year ago. The difference in tax rates is due primarily to the utilization of net operating losses and tax credit carryforwards in the prior year.

Note 8    SEGMENT REPORTING

          A summary of business data for the Company's reportable segments is as follows:

          Information by business segment (in thousands):

                                        Three months ended    Nine months ended
                                             March 31,            March 31,
                                         2002        2001       2002      2001
                                        ------      ------    -------   -------
              REVENUES
              Nutritional Products      $3,912      $6,385    $10,483   $16,154
              Pharmaceutical Products       75          24        365     1,768
                                        ------      ------    -------   -------
                                        $3,987      $6,409    $10,848   $17,922
                                        ======      ======    =======   =======

              OPERATING (LOSS) INCOME
              Nutritional Products      $ (305)       $762      $(929)  $(3,591)
              Pharmaceutical Products       43         (18)       228     1,663
                                        ------        ----     ------   -------
                                        $ (262)       $744      $(701)  $(1,928)
                                        ======        ====     ======   =======

         The operations of the Company are principally in the United States.

         One nutritional product segment customer accounted for approximately 32% of the segment revenue in the nine months ended March 31, 2002.

Note 9   INTANGIBLE ASSETS

         The Company adopted SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. The initial step was completed in the first quarter of fiscal 2002. If indicators of impairment arise, including but not limited to, a significant adverse change in the business environment or regulatory areas that may affect the Company's projected cash flows associated with income producing intangible assets, there can be no assurance that the Company may not incur impairment charges in the future. Goodwill in the amount of $4.1 million included in patents and trademarks since acquisition (although accounted for separately by the Company and included therein because of its estimated economic life) has been reclassified in the accompanying balance sheets in accordance with the requirements of SFAS No. 142. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 9   INTANGIBLE ASSETS, (CONTINUED)


                                        Three months ended     Nine months ended
                                             March 31,             March 31,
                                         2002        2001       2002       2001
                                        ------      ------     ------     ------
Reported net (loss) income:             $ (197)     $2,258     $  707     $  349
  Add back goodwill amortization,
    net of tax                              --          73         --        240
                                        ------      ------     ------     ------
Adjusted net income (loss)              $ (197)     $2,331     $  707     $  589
                                        ======      ======     ======     ======
Basic (loss) earnings per share:
  Reported net (loss) income            $(0.01)     $ 0.07     $ 0.02     $ 0.01

  Goodwill amortization, net of tax         --          --         --         --
                                        ------      ------     ------     ------
Adjusted net (loss) income              $(0.01)     $ 0.07     $ 0.02     $ 0.01
                                        ======      ======     ======     ======
Diluted earnings per share:
  Reported net (loss) income            $(0.01)     $ 0.07     $ 0.02     $ 0.01
  Goodwill amortization, net of tax         --          --         --       0.01
                                        ------      ------     ------     ------
Adjusted net (loss) income              $(0.01)     $ 0.07     $ 0.02     $ 0.02
                                        ======      ======     ======     ======


Note 10  SUPPLEMENTAL CASH FLOW INFORMATION
                                                               Nine months Ended
                                                                   March 31,

                                                                 2002     2001
                                                                 ----     ----
Supplemental disclosure of cash flow information:
      Cash paid for interest                                     $ 57     $180
      Cash paid for income taxes                                 $979     $229

Supplemental schedule of non-cash financing activities:
      Obligation for purchase of property & equipment            $137     $129
      Obligation for N21 contingent payment                      $ 41     $884
      Obligation for Lite Bites contingent payment               $ --     $162
      Issuance of common stock for Series E conversion           $194       --
      Issuance of common stock for Series G conversion           $470       --

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

          GENERAL

          The Company's revenues are primarily derived from the sale of nutrition products to manufacturers of vitamin and mineral supplements and sales of nutrition bars and other related dietary supplement products marketed under the trademark "Lite Bites" (the "Lite Bites Business"). The Company has, in addition, received royalty and license income from users of its patented technologies.

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

          RESULTS OF OPERATIONS

          REVENUES

          Net sales for the three and nine month periods ended March 31, 2002 of $3.9 million and $10.5 million, respectively, decreased $2.1 million and $5.2 million, respectively, when compared to $6.0 million and $15.7 million, respectively, for the same periods a year ago. The decrease in net sales primarily reflected continued softness in retail sales of vitamin and mineral supplements as well as continuing industry consolidation. Net sales for the quarter were up 37% from the prior quarter. This increase was primarily attributable to an increase in products sold into the weight loss and sports nutrition segments of the industry. The Company believes that this increase may signal the beginning of a recovery in this channel of its business.

          Other revenues of $75 thousand and $0.3 million for the three and nine month periods ended March 31, 2002, respectively, declined $0.3 million and $1.9 million, respectively, when compared to the same periods a year ago. Other revenues for the nine months ended March 31, 2001 included $1.5 million in non-recurring license fees earned from Biosynexus Incorporated in accordance with License Agreements entered into in August 2000.

          COST OF GOODS SOLD

          Cost of goods sold for the three months and nine month periods ended March 31, 2002 of $1.3 million and $3.4 million, respectively, decreased $0.6 million and $1.4 million, respectively, when compared to $1.9 million and $4.8 million, respectively, for the same period a year ago. The reduction in cost of goods primarily reflects the impact of lower sales for the three and nine months ended March 31, 2002. Gross margin on product sales of 67.4% and 67.9% for the three and nine month periods ended March 31, 2002, respectively, declined 0.9 and 1.8 percentage points, respectively, when compared to the same periods a year earlier. The decline is due primarily to the product mix, with lower margin products accounting for a greater proportion of the Company's revenues.

          RESEARCH AND DEVELOPMENT EXPENSES

          Research costs were $0.3 million for the three month periods ended March 31, 2002 compared to $0.2 million for the three months ended March 31, 2001, while research costs for the nine-month period ended March 31 2002 of $0.7 million decreased $1.0 million when compared to $1.7 million for the same period a year ago. The decrease in fiscal 2002 principally reflects cost savings attributable to the restructuring undertaken by the Company in the second quarter of fiscal 2001, and the Company's decision to terminate its Internet business at that time.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

          SG&A expense for the three and nine month periods ended March 31, 2002, of $2.1 and $5.5 million, respectively, decreased $0.6 million and $2.8 million, respectively, when compared to $2.7 million, and $8.3 million, respectively, for the same periods a year ago. The decrease is due primarily to cost savings attributable to a restructuring undertaken by the Company during the second quarter of fiscal 2001, reductions in advertising and consulting expenditures, and containment of non-strategic expenditures.

          DEPRECIATION AND AMORTIZATION

          Depreciation and amortization for the three and nine month periods ended March 31, 2002 of $0.6 million and $2.0 million, respectively, decreased $0.2 million and $0.6 million when compared to $0.8 million and $2.6 million, respectively, for the same periods a year ago. The decrease is due primarily to the expiration of a composition-of-matter patent in August 2000 and the early adoption of accounting pronouncements relating to goodwill and other intangible assets. See
          Note 9.

          OPERATING LOSS

          The operating loss for the three months ended March 31, 2002 was $0.3 million compared to an operating profit of $0.7 million for the same period a year ago. The decline in operating profits is due to lower revenue in the current quarter as a result of continued softness in retail sales of vitamin and mineral supplements as well as continuing industry consolidation. The operating loss for the nine months ended March 31, 2002 was $0.7 million compared to an operating loss of $2.0 million for the same period a year ago. The decrease in the operating loss principally reflects the benefits realized as a result of the restructuring undertaken by the Company during fiscal year 2001.

          OTHER INCOME

          Other income for the nine months ended March 31, 2002, was $1.8 million due primarily to amounts earned on the settlement of patent infringement lawsuits, as well as gains resulting from licensing certain rights to sell lysostaphin for research purposes to an Officer of the Company.

          INCOME TAX PROVISION (BENEFIT)

          Income tax benefit for the three month period ended March 31, 2002, was $0.1 million compared to an income tax provision of $0.6 million for the same period a year ago. Income taxes for the nine months ended March 31, 2002 were $400 thousand compared to $87 thousand for the same period a year ago. The effective tax rate was 34% for the three and nine-month periods ended March 31, 2002. For the three and nine month periods ended March 31, 2001, the Company's effective tax rate was 20% due primarily to the realization of the Company's federal net loss carry forwards and credits.

          BUSINESS SEGMENT

          The Company operates in two business segments, Nutritional Products and Pharmaceutical Products.

          NUTRITIONAL PRODUCTS

          Nutritional product revenues for the three and nine month periods ended March 31, 2002, were $3.9 million and $10.5 million,
          respectively,   a  decrease  of  $2.5   million   and  $5.7   million,
          respectively, when compared to $6.4 million and $16.2 million, respectively, for the same periods a year ago. The decrease in revenues is primarily due to the softness in retail sales of vitamin and mineral supplements as well as continuing industry consolidation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Nutritional products operating loss was $0.3 million and $1.0 million, respectively, for the three and nine month periods ended March 31, 2002 as compared to an operating profit of $0.7 million and an operating loss of $3.6 million, respectively, for the same periods a year ago. The decline in operating profit of $1.0 million when comparing the three-month periods is due primarily to lower revenues, resulting from the softness in retail sales of vitamins and mineral supplements as well as continuing industry consolidation. The reduction in operating loss when comparing the nine-month periods principally reflects the benefits realized from a restructuring undertaken by the Company during fiscal 2001.

          PHARMACEUTICAL PRODUCTS

          Pharmaceutical product revenues were $75 thousand and $0.4 million for the three and nine-month periods ended March 31, 2002, compared to $24 thousand and $1.8 million in the comparable periods a year ago. There were no significant license fees earned in the current fiscal periods, in comparison with the $1.5 million in fees earned in the prior fiscal year.

          Pharmaceutical products operating income was $43 thousand and $0.2 million for the three and nine month periods ended March 31, 2002 compared to an operating loss of $18 thousand in the three months ended March 31, 2001 and an operating profit of $1.7 million for the nine months ended March 31, 2001. There were no significant license fees earned in the current periods, which was the primary reason for the decline.

          LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents at March 31, 2002 were $4.2 million compared to $5.4 million at June 30, 2001. As of March 31, 2002, the Company had working capital of $7.6 million compared to a $6.4 million as of June 30, 2001. The increase in working capital was the result of continued strong trade collections, collections of monies due from patent infringement suits, and a reduction in current liabilities.

          During the nine months ended March 31, 2002, net cash of $3.1 million was used in investing activities compared to net cash of $5.0 million used in investing activities for the comparable period a year ago. Contingent payments for acquisitions declined $1.9 million due to lower sales in the current periods. Cash used in financing activities for the nine months ended March 31, 2002 was $1.6 million compared to $1.3 million for the same period a year ago. During the nine months ended March 31, 2002, cash payments of $0.3 and $0.1 million, respectively, were made for the redemption of Series F preferred stock and the repurchase of the Company's common stock for the treasury, respectively.

          The Company's primary sources of financing are cash generated from continuing operations and up to $4.0 million from a revolving line of credit expiring December 14, 2002, with Fleet National Bank. Based on certain criteria, the availability under the revolving line of credit at March 31, 2002 was $2.1 million. At March 31, 2002, the Company had no borrowings under the revolving line of credit.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, inventories, goodwill, intangibles and other long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

          o The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          o The Company carries inventories at the lower of cost or estimated net realizable value. If actual market conditions are less favorable than those projected by management write-downs may be required.

          o Property, plant and equipment, goodwill, patents, trademarks and other intangible assets owned by the Company are amortized, excluding goodwill effective July 1, 2001, over their estimated useful lives. Useful lives are based on management's estimates over the period that such assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

          SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations", and No. 142 "Goodwill and other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. If indicators of impairment arise, including but not limited to, a significant adverse change in the business environment or regulatory areas that may affect the Company's projected cash flows associated with income producing intangible assets, there can be no assurance that the Company may not incur impairment charges in the future. Other intangible assets will continue to be amortized over their useful lives. Also see Note 9.

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

ITEM 3 -  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign rates or equity prices.

          PART II - OTHER INFORMATION





ITEM 1 -  LEGAL PROCEEDINGS

          The Company in the ordinary course of its business has brought patent infringement actions against companies that it believes have sold chromium picolinate in violation of the Company's patent rights. As of this date, two actions are ongoing, and the Company is evaluating bringing additional actions.


ITEM 5 -  OTHER INFORMATION

          Commencing May 14, 2002, the Company's common stock will trade on the Nasdaq SmallCap Market.


ITEM 6 -  REPORTS ON FORM 8-K

          (A)  EXHIBITS

               None

          (B)  REPORTS

               NONE

                               NUTRITION 21, INC.

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





                                                          NUTRITION 21, INC.
                                                          ------------------
                                                              Registrant






Date:  May 14, 2002                By: /s/ GAIL MONTGOMERY
                                       -------------------
                                       Gail Montgomery
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ ALAN J. KIRSCHBAUM
                                       ----------------------
                                       Alan J. Kirschbaum
                                       Sr. Vice President Finance and Treasurer
                                       (Principal Financial Officer)