Form 10-K
period 2002-06-30
NUTRITION 21 INC
filed 2002-10-15
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For Fiscal Year ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                  New York                                         11-2653613
--------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
or organization)

       4 Manhattanville Road
         Purchase, New York                                  10577-2197
--------------------------------------------       -----------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including Area Code:           (914) 701-4500
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

         Yes  X        No
             ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $8,029,363 as of October 1, 2002.

The number of shares outstanding of Registrant's Common Stock as of October 1, 2002: 33,048,655.

                             FORM 10-K REPORT INDEX

10-K Part
and Item No.                                                            Page No.
--------------------------------------------------------------------------------

PART I

Item 1        Business                                                        3
Item 2        Properties                                                     13
Item 3        Legal Proceedings                                              13
Item 4        Submission of Matters to a Vote of Security Holders            14


PART II

Item 5        Market Price of Registrant's Common Equity and
              Related Stockholder Matters                                    15
Item 6        Selected Financial Data                                        17
Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            18
Item 7a       Quantitative and Qualitative Disclosures About Market Risk     26
Item 8        Financial Statements and Supplementary Data                    26
Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            26


PART III

Item 10       Directors and Executive Officers of the Registrant             27
Item 11       Executive Compensation                                         31
Item 12       Security Ownership of Certain Beneficial Owners
              and Management                                                 38
Item 13       Certain Relationships and Related Transactions                 40


PART IV

Item 14       Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                            41

DISCLOSURES  IN THIS  FORM  10-K  CONTAIN  CERTAIN  FORWARD-LOOKING  STATEMENTS,
INCLUDING WITHOUT LIMITATION, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE AND FINANCIAL CONDITION. THESE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE" AND OTHER SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THEIR DATES. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, CHANGES IN EXTERNAL MARKET FACTORS, CHANGES IN THE COMPANY'S BUSINESS OR GROWTH STRATEGY OR AN INABILITY TO EXECUTE ITS STRATEGY DUE TO CHANGES IN ITS INDUSTRY OR THE ECONOMY GENERALLY, THE EMERGENCE OF NEW OR GROWING COMPETITORS, VARIOUS OTHER
COMPETITIVE  FACTORS AND OTHER RISKS AND  UNCERTAINTIES  INDICATED  FROM TIME TO
TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE RESULTS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K WILL IN FACT OCCUR. THE COMPANY MAKES NO COMMITMENT TO REVISE OR UPDATE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ANY SUCH STATEMENT IS MADE.

                                     PART I

ITEM 1.     BUSINESS

THE COMPANY

         NUTRITION 21, INC. (the "Company") aspires to become the leading nutrition company specializing in branded therapeutic nutrition supplements for disease specific conditions. The Company's first branded product, Diachrome(TM), will be positioned to aid in the dietary management of diabetes and will be marketed with the support of healthcare professionals. Diabetes is a chronic, costly, and debilitating condition that has become a focus of the healthcare community and the media alike as the incidence, prevalence, and cost of controlling this disease is rapidly increasing. Diachrome is planned for introduction under the Nutrition 21 label in fiscal 2003. Primary efficacy claims will include improved insulin function and healthy blood glucose levels for people with type 2 diabetes. The Company has commissioned its fourth clinical trial to validate Diachrome's efficacy and pharmacoeconomic benefits.

         In formulating its new business growth strategy, the Company has built on its experience in areas such as 1) establishing the efficacy of its nutritional products through pharmaceutical-type clinical research, 2) patenting the results of the clinical research, and 3) marketing proprietary consumer products. These skills were acquired and honed through running its existing operations.

          For the last five years, the Company's chromium-based patent portfolio has supported a profitable ingredient business that concentrates on sale of a USDA-invented and researched picolinate form of chromium, an essential trace mineral. The Company sells its chromium ingredient under the Chromax(R) brand name to vitamin and supplement manufacturers for both human and animal applications. Early clinical evidence dating back to the 1980's demonstrated potential efficacy for Chromax chromium picolinate as a weight loss supplement. Today, Chromax continues to be one of the most widely utilized ingredients in supplements marketed for weight control purposes, and mounting clinical evidence promises to yield even more exciting possibilities for the use of the Company's chromium compounds.

         Until the acquisition of Optimum Lifestyle, Inc. ("OLI") in January of 1999, the Company was primarily an ingredient supplier. With the acquisition of OLI, the Company acquired the Lite Bites(R) brand, and branched into the sale of branded consumer products, selling the Lite Bites Fat Fighting System on televised shopping programs through a strategic alliance with QVC, Inc. ("QVC"). The Company now plans to expand the Lite Bites brand into new channels of distribution. The Lite Bites System, whose efficacy is in part due to the inclusion of Chromax as a key functional ingredient, has been shown in a double blind well-controlled study to be five times more effective in reducing body weight than a regimen relying solely on USDA Food Pyramid recommendations for diet and exercise.

         Over the past three years the Company has self-funded a robust clinical development program to better understand chromium's mechanism of action, and its relevance to insulin mediated metabolic systems. Through this effort the Company has identified newly patented combinations of chromium, new uses for chromium, and new food systems that can be enhanced by the inclusion of its ingredient systems. Over the next three years, the Company's clinical development and market development program is designed to reveal the dramatic and compelling scope of health benefits associated with chromium which, until now, has been under-appreciated and poorly understood by health practitioners and consumers alike.

         The Company expects to build awareness for its products through a well-orchestrated media campaign that leverages the publication and presentation of positive results from large-scale pharmaceutical-quality studies. Research will be used to build consensus within the healthcare community regarding the inherent value of its products. The Company intends to market its patented products as nutritional supplements under the Dietary Supplement Health and Education Act ("DSHEA") regulations. While the Company's initial entree into the therapeutic market is focused on diabetes where its products have already shown a clear medical benefit, the Company's research pipeline includes products for other closely related conditions in large and growing markets.

         BACKGROUND

         The Company is a New York corporation that was incorporated on June 29, 1983 as Applied Microbiology, and was initially focused on the development and commercialization of antibacterial technologies for new drugs. Beginning in 1995, the Company began to shift its focus to the development and marketing of nutrition products.

         On August 11, 1997, the Company acquired the entire beneficial interest in Nutrition 21, a limited partnership, as a major step in moving into the nutrition products business. The Nutrition 21 limited partnership was engaged in the business of developing, producing, and marketing proprietary trace minerals as ingredients for supplements. In March 2001, the Company changed its name from AMBI Inc. to Nutrition 21, Inc. as part of a broader program to better communicate its expertise in proprietary, science-based, nutrition products. The products acquired from Nutrition 21 constituted a large majority of the Company's revenues during the fiscal year ended June 30, 2002, and provide the technology platform for many of the products in the Company's pipeline.

         In an attempt to secure a foothold in the consumer product arena, on January 21, l999, the Company acquired substantially all of the assets and assumed certain of the liabilities of OLI relating to the business of developing, producing, and marketing dietary supplements, primarily nutrition bars that are marketed under the registered trademark "Lite Bites" through the QVC television network (the "Lite Bites Business"). These products are manufactured to proprietary specifications under agreements with third party manufacturers.

         On August 13, 1999, the Company entered into a Strategic Alliance Agreement with QVC that provides for the continuation of the Lite Bites Business, and for the introduction of additional branded nutrition products for marketing through QVC

         On December 30, 1999, the Company sold its Wipe Out(R) Dairy Wipes business to ImmuCell Corporation ("ImmuCell"). The Dairy Wipes consist of a moistened towel using a nisin-based antibacterial formulation that is for use in preparing dairy cows for milking. On April 12, 2000, the Company exclusively licensed to ImmuCell worldwide rights to develop and market new antibacterial drugs for animals using the Company's technologies.

         On August 2, 2000, the Company exclusively licensed to Biosynexus Incorporated ("Biosynexus") rights to nisin and lysostaphin antibacterial technologies for development and marketing of new drugs for human uses. The
Company received a payment of $1.4 million, and the license provides for milestone payments of up to $14 million, and royalties. The Company also received warrants to acquire Biosynexus stock. The Biosynexus transaction completed the out-licensing of the Company's rights to its antibacterial drug technologies Since that time, the Company has applied its clinical expertise and patent development experience exclusively to the development of proprietary Nutrition Products.

NUTRITION PRODUCTS

         INGREDIENT PRODUCTS

         The Company develops and markets proprietary essential trace elements to vitamin and nutritional supplement manufacturers, which are sold as ingredients for use in nutritional products. Currently, the Company's flagship product is Chromax chromium picolinate, a form of the essential trace mineral chromium. Chromium is required for the proper function of insulin, the master metabolic hormone, which regulates the body's ability to process carbohydrates, fats and protein. Proper insulin function is therefore important to the healthy function of virtually every cell in the body.

          The Company owns or has exclusive rights to 23 U.S. patents, and various foreign patents, that cover certain chromium compositions and their uses, including three U.S. patents that expire in 2009 for the basic nutritional uses of chromium picolinate in the management of cholesterol, for glucose control, and for increasing lean body mass and reducing body fat. In addition, the Company has secured the patent rights to the uses of all forms of chromium in the treatment of depression and other mood disorders, rights which are in force through 2018.

          The chromium patents owned by the Company also include composition of matter patents for novel chromium picolinate complexes and their uses. The improved chromium picolinate complexes contain combinations of chromium and various nutrients for enhancing the benefits of chromium picolinate and have patent protection into the year 2018. See "Proprietary Rights."

         In June 2001, the Company introduced a new proprietary nutritional composition called Diachrome(TM), comprised of two nutritional ingredients, Chromax chromium picolinate and biotin. The composition's ingredients have been shown to work synergistically to enhance blood sugar control and improve blood cholesterol profiles. As a result of the significant benefits observed in the initial study, the Company has revised its marketing approach for Diachrome from a dietary supplement ingredient to a healthcare professional-recommended product for the diabetes market. A clinical development program is underway to support this important strategy.

         Several other chromium compounds are in development, including Chromax chromium picolinate combined with conjugated linoleic acid, which has been shown to potentiate glucose uptake in muscle cells in the absence of insulin stimulation.

         The Company is also developing novel forms of other essential minerals such as calcium taurate, arginine silicate, magnesium taurate and others for which the Company has patent protection, and may commercialize these or other products.

         CONSUMER PRODUCTS

         In addition to Ingredients, the Company develops and markets Consumer Products. The Consumer Products are essentially applications for the Company's proprietary ingredients. The health benefits associated with the use of these Consumer Products have also been substantiated by pharmaceutical-type clinical trials.

         The Company's flagship Consumer Product line is the Lite Bites(R) family of brands, which are sold on the QVC television network and the iQVC internet site in the United States.

The same product line is sold under the Brite Bites(TM) family of brands on the QVC television network in the U.K. In the future, the Lite Bite brand is expected to be sold in other channels under retail distributor alliances. The Lite Bites products constitute part of a fat fighting system that has been clinically shown to promote weight loss when used as part of a program including diet and exercise.

         Going forward, the Company intends to capitalize and build on the consumer marketing experience acquired through its Lite Bites Business, to create a new healthcare division focused on the marketing of nutritional supplements.

         CLINICAL STUDIES

         Nutrition 21's Chromax chromium picolinate has been studied in more than 37 well-controlled clinical trials. A growing and significant body of evidence has demonstrated chromium picolinate's potential to play a significant role in managing the health of people with diabetes and those predisposed to insulin resistance. The Company is dedicating significant efforts to better understand the mechanism of action involved in chromium supplementation. The Company plans to further its clinical understanding of chromium's ability to improve insulin function in those whose function is impaired. The Company also plans to maximize the value of those trials by marketing its own line of branded nutritional supplements. The Company is actively engaged in a marketing campaign designed to communicate the clinical results and the benefits of its products to the healthcare community.

RECENT CLINICAL STUDIES AND PRESENTATIONS

STUDIES COMPLETED IN 2001

Chromium Picolinate with Biotin Attenuates Elevation in Blood Glucose Levels in People with Type 2 Diabetes Ingesting Medium Carbohydrate Nutritional Beverages.
Investigators: Greenberg D, Komorowski JR and Maki KC (CRO)

Effect Of A Dietary Supplement Added to a Low Calorie Diet and Exercise Program on Bone Mass. Investigators: Greenberg D, Komorowski JR (CRO)

Enhancement of Glucose Uptake In Human Skeletal Muscle Culture: Conjugated Linoleic Acid, CLA Isomer t10 cis12, and Chromium Picolinate. Investigators :
Juturu V, Komorowski JR, Cefalu WT ET AL., University of Vermont 2001

Absorption and Excretion of Chromium from Orally Administered Chromium Chloride, Chromium Acetate and Chromium Oxide in Rats. Investigators: Juturu V, Komorowski JR, Devine J (CRO)

PRESENTATIONS AND PUBLICATION IN 2001

Komorowski JR, Greenberg D, Wang ZQ, Cefalu WT ET AL. Chromium Picolinate and Alpha Lipoic Acid act Synergistically to Enhance 2 DG Uptake in Human Skeletal muscle culture.

FASEB, ORLANDO, FL APRIL 2001

de la Harpe J, Greenberg D, Komorowski JR, Wang ZQ, Cefalu WT ET AL. Chromium Picolinate and CLA Act Synergistically to Enhance Glucose Uptake in Human Skeletal Muscle Culture. FASEB, Orlando, Fl April 2001

Sherman W, Zhang XH, Man Kim DD and Wang ZQ. Chromium Picolinate Improves Fatty Acid -Induced Inhibition of Glucose Transport in Human Skeletal Muscle culture. ADA, 61st Scientific Session. Philadelphia, Pa June 2001

Komorowski JR, de la Harpe J, Cefalu WT ET AL. JCR:LA-cp Rats show Improved Lipid Profiles in Response to Diets Containing Chromium Picolinate and Biotin. Society for the Study of Ingestive Behavior, Philadelphia, Pa June 2001

Greenberg D, Komorowski JR, Maki K. Chromium Picolinate with Biotin Attenuates Elevation in Blood Glucose Levels in People with Type 2 Diabetes Ingesting Medium Carbohydrate Nutritional Beverages. Journal of the American College of Nutrition Orlando, Fl Sep 2001

Greenberg D and Komorowski JR. Effect Of A Dietary Supplement Added To A Low Calorie Diet And Exercise Program On Bone Mass. NAASO, Montreal, Canada Oct 2001

Juturu V and Komorowski JR. Is Chromium Supplementation needed in People With Diabetes Mellitus? Diabetes Workshop. West Virginia, Oct 2001

STUDIES COMPLETED IN 2002

Effectiveness    of   Chromium    Picolinate   in   Atypical    Depression:    A
Placebo-Controlled Clinical Trial. PI: Davidson J, Duke University


PRESENTATIONS AND PUBLICATIONS IN 2002

Cefalu WT, Wang ZQ, Zhang XH, Baldor LC and Russell JC. Oral Chromium Picolinate Improves Carbohydrate and Lipid Metabolism and Enhances Skeletal Muscle Glut-4 Translocation in Obese, Hyperinsulinemic (JCR-LA Corpulent) Rats. The Journal of Nutrition 132(6):1107-14. June 2002

Davidson J, Abraham K, Connor K and McLeod MN. Effectiveness of Chromium Picolinate in Atypical Depression: A Placebo-Controlled Clinical Trial. JOURNAL OF BIOLOGY PSYCHIATRY (IN PRESS) 2002

Juturu V, Komorowski JR, and Devine J ET AL. Absorption and Excretion of Chromium from Orally Administered Chromium Chloride, Chromium Acetate and
Chromium Oxide in Rats. Intern Journal Trace Elements and Electrolytes. (In Press) 2002

Juturu V. Lite Bites case study: A Total Lifestyle System for Weight Management. Weight loss Foods and Supplements Conference, Chicago, Il Feb 2002

Juturu  V  and  J  Komorowsk  JR.  Is  Chromium  Needed  for  Individuals   with
Cardiovascular Disease? FASEB, Experimental Biology 16(4)2002

Rimm EB, Guallar E, Giovannucci E, AshcerioA, Stampfer MJ,. Willet WC and Hu F. Toenail Chromium Levels and Risk of Coronary Heart Disease Among Normal and Overweight Weight Men. 42nd Annual Conference on the Epidemiology and Prevention of Cardiovascular Disease and Obesity. American Heart Association, April 2002

JuturuV, and Komorowski, J.R. Chromium In the Management of Improving Insulin Sensitivity. TEMA II June 2-6, CA., 2002. The Journal of Nutrition (suppl). 2002

Juturu V and Komorowski JR. Chromium: A Systematic Overview and Meta Analysis. 62nd Annual Meeting & Conferences. American Diabetes Associatio, June 2002

Juturu V and Komorowski JR. Conjugated Linoleic Acid and Metabolic Syndrome: An overview. ISSFAL, Quebec, Canada May 2002

Juturu V and Komorowski JR. Antimutagenic Activity of Chromium Picolinate in the Salmonella Assay. XIV World Congress of Pharmacology, July 2002.

Juturu V and Komorowski JR. Reply to Althuis MD. Glucose and Insulin responses to dietary chromium supplements: A Meta-Analysis. (In Press) The American Journal Clinical Nutrition 2002

GOVERNMENTAL REGULATION

         DIETARY SUPPLEMENTS AND PHARMACEUTICALS

         Depending upon the ingredients of a specific product, some nutrition products can be marketed in the U.S. under DSHEA or the Orphan Drug Act. The Company's human nutrition products fall in regulatory categories that do not require FDA approval for marketing but are subject to monitoring by the FDA. In addition to FDA regulations, the Federal Trade Commission ("FTC") regulates product-advertising claims. Prior to the Company's acquisition of Nutrition 21, Nutrition 21 and the FTC entered into a consent agreement which culminated in an FTC order that, among other things, requires that claims for dietary supplements be supported by competent and reliable scientific evidence. Independent of this order, the Company maintains a commitment to validating its product claims through double-blind placebo controlled clinical trials. The Company is unique in its commitment to scientific rigor and has long maintained an interest in marketing only those products whose efficacy can be substantiated through clinical research.

         In 2002, chromium picolinate was certified as generally recognized as safe for use in foods (GRAS) by an expert panel which reviewed a substantial dossier of clinical evidence confirming the safety of chromium picolinate. In addition to sales for human consumption, the Company sells chromium picolinate for use in certain animal feed applications, having been approved by the FDA for use as a supplement in animal feed for swine in 1996.

         The Company currently markets its products as dietary supplements. Going forward, Nutrition 21 intends to continue to market its products as nutritional supplements. The existing product portfolio will continue to be marketed as Dietary Supplements under the DSHEA regulations. The new product marketing strategy will focus on the clinical value of proprietary formulations, like Diachrome, which are expected to be marketed as a physician-recommended nutrition therapy for people with diabetes and/or impaired insulin function.

         Diachrome has been clinically shown to improve various diabetes endpoints including glycated hemoglobin as well as fasting and postprandial glucose levels. However, the current regulatory environment for dietary supplements does not allow reference to diabetes or the health parameters defining this condition (e.g. healthy blood glucose metabolism). As such, the Company plans to market Diachrome within the regulatory context of a Medical Food. The nutritional benefits of Diachrome meet all of the regulatory requirements for a Medical Food: it is ingested orally; it is for the dietary management of a specific disease condition; it is for use under on-going medical supervision; and it will be promoted mainly to the healthcare community.

RESEARCH AND DEVELOPMENT

         The Company researches and identifies product candidates, and conducts preclinical, formulation, and clinical trials on its nutrition products and product candidates. These efforts are conducted in cooperation with leading clinicians and academic institutions including Harvard University, University at Buffalo, Veterans Health Care System, Buffalo, Penn State University, University of Alberta, Northern General Hospital, UK, Wameford Hospital at Oxford University, University of Miami, Tufts University, Purdue University, University of Pennsylvania, Jefferson University, Duke University, Oakland Children's Hospital, SUNY Stony Brook University, UCLA, UCSF, Baylor College of Medicine, University of Massachusetts, and University of Vermont. During the fiscal years ended June 30, 2002, 2001 and 2000, approximately 1.0 million, 1.9 million, and
2.6 million, respectively, were spent on research and development by the Company. This research is in support of marketing opportunities that can be captured through the existing DSHEA regulatory channels, greatly enhancing the speed and reducing the costs associated with new product introductions.

PROPRIETARY RIGHTS

         TRADEMARKS

         Chromax, Diachrome, Selenomax, SelenoPure, Zinmax, and Magnemax are among the more well known trademarks owned by Nutrition 21: Chromax for chromium picolinate; Diachrome for chromium picolinate and biotin; Selenomax for high selenium yeast, SelenoPure for yeast-free selenium; Zinmax for zinc picolinate; and Magnemax for manganese picolinate. Brite Bites, Cardia, Lite Bites, Lite Bites Fat-Fighting System Chewies, and Metabolic Makeover are trademarks used by the Company in the marketing of its Consumer Products in the US, while Brite Bites is a UK trademark.

         NUTRITION PATENTS

         The Company invests a substantial amount of time, effort, and resources in developing and validating novel nutritional technologies. To prevent others from copying and/or taking advantage of the Company's extensive investment in research and innovation, the Company has incorporated the strategic use of intellectual property ("IP"), principally patents, into its overall business plan.

         The Company enforces its patent rights to exclude others from copying the Company's patented technology. The Company also licenses its patent rights to others in exchange for royalties or access to complementary technology. The strategic use of patents protects the Company's initial investment in innovation as well as generates additional monies which can be used to fund additional research and development of new products.

         The nutritional supplement industry had traditionally viewed patent protection as a marketing tool, not as a strategic tool providing a competitive advantage. Patent rights were rarely, if ever, enforced. In this environment, smaller companies were less likely to invest in innovation, knowing that larger companies with greater manufacturing and marketing capacity could freely copy its products. However, the Company has proved that IP can be used strategically to level the playing field by providing smaller companies the means for protecting their investment and generating new sources of revenue. This new environment encourages investment in innovation and is just another instance in which Nutrition 21 is leading by example.

         The Company presently has 36 issued US patents and 10 pending US patent applications with foreign equivalents covering novel compositions and therapies directed towards significant health conditions such as cardiovascular disease, depression, polycystic ovary syndrome, both type 1 and type 2 diabetes, and sports nutrition.

         The pending applications build upon Nutrition 21's expertise in technology areas such as nutritional mineral supplements and demonstrate Nutrition 21's commitment to expand into complementary technologies. As a leader in therapeutic chromium research, Nutrition 21 enjoys a dominant patent position in the area of nutritional supplementation with chromium picolinate. Nutrition 21 research has further enhanced this position by generating discoveries directed towards the synergistic effects of combining chromium with compounds such as biotin, alpha lipoic acid, conjugated linoleic acid (CLA), and CLA isomers. Most notable among these are issued patents and pending patent applications covering the positive effects of chromium and biotin on type 2 diabetes and which further protect unauthorized copying of the Diachrome product. Outside of the chromium arena, Nutrition 21 continues to develop the area of arginine silicate, a patented compound that has shown great promise in therapies for bone and joint health, cardiovascular disease, and glucose metabolism. In addition to holding patents covering the compound, methods for making the compound, and various therapeutic uses, the recent Nutrition 21 discoveries of a novel method for producing commercial quantities of arginine silicate may facilitate bringing the benefits of arginine silicate closer to market.

         The Company maintains non-disclosure safeguards, including confidentiality agreements, with employees and certain consultants. There can be no assurance, however, that others may not independently develop similar technology or that secrecy will not be breached despite any agreements that exist.

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

            COMPETITION

            The nutritional products industry is intensely competitive. Competitors include major companies with raw materials and finished product divisions that also engage in the development and sale of dietary supplements. Many of these competitors have financial and technical resources as well as production and marketing capabilities substantially greater than those of the Company. In addition, many of the Company's competitors have experience significantly greater than that of the Company in the development and testing of new or improved products.

            The Company believes that its success in competing with others will in part be based on enforcing its patent portfolio. In addition, the Company expects its clinical research to provide competitive insulation as it will have a substantial lead on any nutrition product Company which attempts to replicate its clinical development efforts as a way to build claims or support for other similar product concepts.

            Although the Company holds exclusive rights to basic patents covering the nutritional uses of chromium picolinate and its other chromium-based supplements, the industry does not always recognize the value of a patented position. The industry is fragmented, and both foreign and domestic companies appear willing at times to disregard patent rights.

MANUFACTURING

         Contractors, who manufacture to the Company's specifications, sometimes using the Company's proprietary technology, manufacture the Company's Ingredients and Consumer Products. The Company believes that it has adequate inventory of products to accommodate a suspension in the manufacture of any of its products. There are numerous sources of supply for all of the raw materials used in the manufacture of the Company's Ingredients and Consumer Products.

         The Company's Ingredient products are manufactured in bulk and then sold as raw materials to customers who incorporate them into over 900 finished products such as vitamin/mineral formulas, dietary supplements, baked goods, beverages and other products. These products are sold by the Company's customers under a variety of brands throughout the world through natural/health food stores, supermarkets, drug stores, and mass merchandisers, and also through direct sales and catalogue sales.

         The Company's Consumer Products are manufactured and packed out in consumer-sized quantities. They are currently sold exclusively through the QVC electronic network, but the Company plans to expand into other channels of distribution in FY 2003.

         The Company plans to continue to outsource its manufacturing and packaging needs as it expands its business to include the marketing and distribution of branded therapeutic supplements, utilizing best of class vendors who can satisfy the Company's strict quality standards.

EMPLOYEES

         As of June 30, 2002, the Company had 27 full-time employees, of whom 3 were executive employees, 8 were administrative, 11 were engaged in marketing and sales, and 5 were involved in research, process and product development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

ITEM 2.     PROPERTIES

         Since September 1998, the Company maintains its headquarters pursuant to a seven and one-half year lease at 4 Manhattanville Road, Purchase, New York 10577-2197 (Tel: 914-701-4500). In fiscal 2002, the Company's surrendered a portion of its leased premises, and received a reduction in its annual rental for its headquarters location from $589,420 to $370,443 which sum is due in monthly installments. The rent is subject to annual increases over the term of the lease based on increases in certain building operating expenses.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders during the fiscal quarter ended June 30, 2002.

                                     PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

         MATTERS RELATING TO COMMON STOCK

         The Company's Common Stock began trading on May 14, 2002 on the Nasdaq SmallCap Market System under the symbol "NXXI". The Company's Common Stock previously traded on the Nasdaq National Market System. If the Company does not achieve a minimum $1 closing bid price for certain periods prior to February 10, 2003, the Company's Common Stock will be delisted. In that event, the Company expects its Common Stock to be traded on the Nasdaq Bulletin Board Exchange.

         The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

         The following table sets forth the high and low sales prices as reported by the Nasdaq Market for the Common Stock.

                                  COMMON STOCK

Fiscal Quarter Ended            High          Low
--------------------------------------------------------------------------------

September 30, 2000              $3.094        $1.50

December 31, 2000               $1.563        $0.875

March 31, 2001                  $1.563        $0.656

June 30, 2001                   $1.23         $0.87

September 30, 2001              $1.70         $0.74

December 31, 2001               $0.96         $0.60

March 31, 2002                  $0.98         $0.63

June 30, 2002                   $0.74         $0.54



         As of September 25, 2002, there were approximately 446 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of its Common Stock is held of record in broker "street names."

         ADOPTION OF SHAREHOLDERS RIGHTS PLAN

                  The Company adopted a Shareholder Rights Plan on September 12, 2002. Under this plan, the Company will distribute, as a dividend, one preferred share purchase right for each share of Common Stock of the Company held by stockholders of record as of the close of business on September 25, 2002. The
Rights Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on September 11, 2012.

         Each Right initially will entitle stockholders to buy one one-thousandth of a share of newly created Series H Participating Preferred Stock of the Company for $3.00. Each one one-thousandth of a share of the Preferred Stock is designed to be the functional equivalent of one share of Common Stock. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock (30% in the case of a person or group that is currently a 15% holder) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more the Company's Common Stock.

         If any person or group (an "Acquiring Person") becomes the beneficial owner of 15% or more of the Company's Common Stock (30% in the case of a person that is currently a 15% holder), then (1) the rights become exercisable for Common Stock instead of Preferred Stock, (2) the rights held by the Acquiring Person and certain affiliated parties become void, and (3) the rights held by others are converted into the right to acquire, at the purchase price specified in the Right, shares of Common Stock of the Company having a value equal to twice such purchase price. The Company will generally be entitled to redeem the Rights, at $.001 per right, until 10 days (subject to extension) following a public announcement that an Acquiring Person has acquired a 15% position.

ITEM 6.     SELECTED FINANCIAL DATA

         The following tables summarize selected consolidated financial data that should be read in conjunction the more detailed financial statements and related footnotes and management's discussion and analysis of financial condition and results of operations included herein. Figures are stated in thousands of dollars, except per share amounts.

SELECTED STATEMENT OF                                             YEAR ENDED JUNE 30,
OPERATIONS DATA:                               2002(3)       2001          2000       1999(2)      1998(1)
------------------------------------------------------------------------------------------------------------
Total Revenues                                $14,668      $23,252       $32,814      $28,301      $20,758
Gross Profit                                   10,324       17,036        27,034       23,519       17,802
Operating (Loss) Income                       (7,789)        (955)         7,041        6,469        1,467
(Loss) Income Before Taxes                    (6,011)        1,400         7,004        6,347        1,168
Income Taxes                                       --          335           523          482          116
Net (Loss) Income                             (6,011)        1,065         6,490        5,865        1,052
Diluted (Loss) Earnings per Share              (0.19)         0.03          0.20         0.19       (0.04)

                                                                 AT JUNE 30,
SELECTED BALANCE SHEET DATA:                    2002         2001          2000         1999         1998
------------------------------------------------------------------------------------------------------------
Working Capital (deficit)                      $8,002       $6,392        $6,486       $1,879     $(2,269)
Total Assets                                   28,100       38,887        41,085       34,541       20,735
Total Liabilities                               2,151        6,495        10,430       12,950       10,437
Long-Term Obligations                              --          122         1,278        3,807        1,543
Redeemable Preferred Stock                         --          418           676          921           --
Stockholders' Equity                           25,949       31,974        29,979       20,670       10,298

---------------------------
(1) Consolidated Statements of Operations include the operations of Nutrition 21 from August 11, 1997, the date of acquisition.

(2) Consolidated Statements of Operations include the operations of the Lite Bites business from January 1, 1999, the effective date of acquisition.

(3) Consolidated Statements of Operations include a $7.1 million non-cash charge for the impairment of goodwill.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

OVERVIEW

         The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

                                                         Fiscal Year
                                                     Percent of Revenues
                                                 2002        2001         2000
                                                 ----        ----         ----
Revenues                                         100.0%      100.0%       100.0%
Gross profit*                                    69.7        70.1         82.1
Selling, general and administrative expense      50.1        44.4         40.6
Research and development expenses                 6.9         8.4          8.0
Operating (loss) income                         (53.1)       (4.1)        21.5
Net (loss) income                               (41.0)        4.6         19.8

*Based upon percent of net sales

RESULTS OF OPERATIONS

1. Year ended June 30, 2002 vs. Year ended June 30, 2001

REVENUES

Net sales of $14.3 million for fiscal year 2002 declined $6.5 million when compared to net sales of $20.8 million in fiscal 2001. The decline is primarily due to softness in retail sales of vitamin and mineral supplements, industry consolidation, and a shortfall in sales of nutrition bars and related dietary supplement products as a result of a short-term quality control issue at the Company's supplier of Lite Bites products.

Other revenues for fiscal year 2002 of $0.4 million declined $2.0 million when compared to $2.4 million of other revenues in fiscal 2001. Fiscal 2001 included $1.9 million of license fees earned from Biosynexus Incorporated in accordance with a License Agreement entered into on August 2, 2000 and ImmuCell Corporation in accordance with a License Agreement entered into on April 12, 2000.

COST OF GOODS SOLD

Cost of goods sold in fiscal year 2002 of $4.3 million declined $1.9 million when compared to $6.2 million in fiscal year 2001. The reduction in cost of goods is directly related to lower sales in fiscal year 2002. Gross margin on product sales of 69.7% in fiscal 2002 declined 0.4% when compared to 70.1% in fiscal 2001. The decline is due primarily to product mix, with lower margin products accounting for a greater proportion of the Company's revenue

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for fiscal 2002 of $7.3 million decreased $3.0 million when compared to $10.3 million for fiscal 2001. The decrease is due primarily to cost savings attributable to a restructuring undertaken by the Company during the second quarter of fiscal 2001, reductions in advertising and consulting expenditures, and containment of non-strategic expenditures.

RESEARCH AND DEVELOPMENT

Research costs of $1.0 million for fiscal year 2002 decreased $0.9 million when compared to $1.9 million for fiscal year 2001. The decrease principally reflects cost savings attributable to the restructuring undertaken by the Company in the second quarter of fiscal 2001 and the Company's decision to terminate its Internet business at that time.

GOODWILL IMPAIRMENT

The Company adopted SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. The initial step was completed in the first quarter of fiscal 2002. In addition, the Company assesses the impairment of identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the relevant assets may not be recoverable. Management's judgment regarding the existence of impairment is based on factors such as significant changes in the manner or the use of acquired assets or the Company's overall business strategy; significant negative industry or economic trends; significant declines in the Company's stock price for a sustained period and the Company's market capitalization relative to book value. Upon adoption, Goodwill in the amount of $4.1 million included in patents and trademarks since acquisition (although accounted for separately by the Company and included therein because of its estimated economic life) has been reclassified in the accompanying balance sheets in accordance with the requirements of SFAS No. 142. Due to declining market conditions, as well as a change in business strategy, it was determined that a $7.1 million impairment charge was warranted. The Company used a discounted cash flow analysis for purposes of estimating the fair value of its reporting unit.

OTHER INCOME

Other income of $1.8 million in fiscal 2002 and $2.3 million in fiscal 2001, was due primarily to amounts earned on the settlement of patent infringement lawsuits.

INCOME TAXES

The effective tax rate for fiscal 2002 was 0.0% compared to 24.0% in fiscal 2001. The difference between the effective rate and the federal statutory rate of 34% is due primarily to changes in the deferred tax valuation allowance, non-deductible amortization and impairment charges.

2. Year ended June 30, 2001 vs. Year ended June 30, 2000

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

COST OF GOODS SOLD

Cost of goods sold of $6.2 million for fiscal 2001 increased $0.4 million when compared to $5.8 million in fiscal 2000. In fiscal 2000, cost of goods sold included the impact of the Company's Wipe Out(R) Dairy Wipes business, which was sold prior to fiscal 2001. The gross margin on product sales for fiscal 2001 was 70.1% as compared to 82.1% in fiscal 2000. The decrease in the gross margin percentage is due primarily to the price reductions instituted in August 2000 on the expiration of the exclusively licensed patent on the Company's Chromax(R) chromium picolinate product as well as the mix of products sold.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for fiscal 2001 of $10.3 million decreased $3.0 million when compared to $13.3 million in fiscal 2000. The decrease is due primarily to lower royalty expense due to the expiration of the licensed patent in August 2000; a reduction in the use of outside consultants as well as cost savings resulting from a restructuring undertaken by the Company. Partially offsetting these reductions was a non-recurring charge of $0.5 million related to the departure of the Company's previous CEO.

RESEARCH AND DEVELOPMENT

Research costs of $1.9 million for fiscal 2001, decreased $0.7 million when compared to $2.6 million for the same period a year ago. The decrease is due primarily to the cost savings resulting from a restructuring undertaken by the Company in the second quarter of fiscal 2001.

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

INTEREST INCOME, NET AND OTHER INCOME

Interest income, net of $13 thousand dollars, for fiscal 2001 was $126 thousand dollars greater than the comparable period a year earlier. Interest income was derived primarily from the investment of funds received from the successful settlement of patent infringement claims.

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

NUTRITIONAL PRODUCTS

1. Year ended June 30, 2002 vs Year ended June 30, 2001

Nutritional products revenues of $14.2 for fiscal 2002 decreased $6.9 million, when compared to nutritional products revenues of $21.1 million for fiscal 2001. The decrease in revenues is primarily due to the softness in retail sales of vitamin and mineral supplements, continuing industry consolidation and price reductions offered to the Company's chromium picolinate customers in fiscal 2001.

Nutritional products operating loss for fiscal 2002 was $8.0 million, which included a $7.1 million non-cash charge for impairment of goodwill, compared to $2.9 million in fiscal 2001.

2. Year ended June 30, 2001 vs. Year ended June 30, 2000

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

Nutritional products operating loss for fiscal 2001 was $2.9 million as compared to operating income of $7.0 million for the same period a year ago. The decrease is due primarily to the reduction in the selling price of chromium picolinate, and the funding of the operations of NutritionU.com.

PHARMACEUTICAL PRODUCTS

1. Year ended June 20, 2002 vs Year ended June 30, 2001.

Pharmaceutical products revenues for fiscal 2002 of $0.4 million decreased $1.7 million when compared to $2.1 million for fiscal 2001. License fees earned from users of the Company's patented technologies in fiscal 2001 did not recur in fiscal 2002.

Pharmaceutical products operating income of $0.2 million for fiscal 2002 decreased $1.7 million when compared to $1.9 million in fiscal 2001. The primary reason for the decline was no significant license fees were earned in fiscal 2002.

2. Year ended June 30, 2001 vs. Year ended June 30, 2000

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2002 of $5.0 million declined $0.4 million when compared to $5.4 million of June 30, 2001. As of June 30, 2002, the Company had a working capital surplus of $8.0 million, compared to a working capital surplus of $6.4 million as of June 30, 2001. Paydown of the current portion of long-term debt and contingent payments payable in fiscal 2002 account for the improvement in working capital.

Net cash provided by operations for fiscal 2002 was $4.5 million compared to $3.6 million in fiscal year 2001. Changes in working capital account for the improvement.

Net cash used in investing activities for fiscal 2002 was $4.2 million compared to $5.0 million in fiscal 2001. Lower contingent payments to the previous owners of Nutrition 21 was the primary reason for the improvement. In addition, the Company invested $1.0 million in short-term instruments in fiscal year 2002.

Net cash used in financing activities was $1.7 million compared to $1.8 million in fiscal 2001. Debt repayments in fiscal year 2002 were less than fiscal year 2001. The cash savings in fiscal year 2002 were partially offset by redemptions of preferred stocks in excess of fiscal 2001 levels.

On December 14, 2001, the Company finalized a one-year $4.0 million line of credit with Fleet National Bank.

On September 30, 2001, in accordance with the Purchase Agreement for the acquisition of Nutrition 21, the Company paid the former owners of Nutrition 21 approximately $1.8 million. On September 30, 2000, the Company paid the former owners of Nutrition 21 approximately $3.6 million, representing the full amount of the contingent payment due for the 12-month period September 1999 through August 2000. The Company utilized cash generated from operations to satisfy the contingent payment.

In accordance with the Agreement of Purchase and Sale of Assets of OLI entered into on January 19, 1999, the Company paid the former owners of OLI $1.0 million in cash on January 7, 2002. On February 8, 2001, in satisfaction of a contingent payment requirement, the Company paid the former owners of OLI $1.0 million in cash, and issued to them 941 shares of its Series G Preferred Stock. The Company used cash generated from operations to satisfy the cash portion of the contingent payments.

The Company's primary sources of financing are cash generated from operations and the Fleet National Bank revolving credit facility. The availability under the Fleet National Bank Line of Credit is based on the Company's eligible accounts receivable and inventory. At June 30, 2002, the availability under the revolving line of credit was $2.1 million.

The Company believes that cash generated from operations and cash available under the revolving credit facility will provide sufficient liquidity to fund operations, debt service and other scheduled payments for the next twelve months.

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

The Company's Common Stock began trading on May 14, 2002 on the Nasdaq SmallCap Market System under the symbol "NXXI". The Company's Common Stock previously traded on the Nasdaq National Market System. If the Company does not achieve a minimum $1 closing bid price for certain periods prior to February 10, 2003, the Company's Common Stock will be delisted. In that event, the Company expects its Common Stock to be traded on the Nasdaq Bulletin Board Exchange.

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

SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations", and No. 142 "Goodwill and other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. See Note 15 for further discussion on the impact of SFAS No. 142 on Nutrition 21's 2002 financial position and results of operations for the year ended June 30, 2002.

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

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

         The officers and directors of the Company are as follows:

                                    Year Joined
       Name and Age                 Company             Position
--------------------------------------------------------------------------------
Gail Montgomery (49)                1999                President, Chief
                                                        Executive Officer,
                                                        and Director

John H. Gutfreund (72)              2000                Chairman of the Board

P. George Benson, PhD (56)          1998                Director

Warren D. Cooper, MD (49)           2002                Director

Audrey T. Cross, PhD (57)           1995                Director

Alan J. Kirschbaum (57)             1999                Senior Vice President,
                                                        Finance and Treasury,

Marvin Moser, MD (78)               1997                Director

Robert E. Pollack, PhD (62)         1995                Director

Benjamin T. Sporn (64)              1986                Senior Vice President,
                                                        General Counsel, and
                                                        Secretary

Andrew H. Wertheim (46)             2002                Chief Operating Officer

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

         Warren D. Cooper, MD was elected a Director of the Company in April 2002. Dr. Cooper is president and founder of Coalesence, Inc., a consultancy focused on business and product development for the pharmaceutical and healthcare industries. From 1995 to 1999, Dr. Cooper was the business unit leader of Cardiovascular Business Operations at AstraZeneca Pharmaceuticals LP. For three years before that he was executive director of the Medical Affairs & Drug Development Operations in the Astra/Merck Group of Merck & Co. Over a five-year period from 1987 to 1992, Dr. Cooper served as executive director for Worldwide Clinical Research Operations and as senior director for Clinical Research Operations (Europe) at Merck Research Laboratories. He was with Merck, Sharp & Dohme, U.K., from 1980 to 1987, first as a clinical research physician and later as director of medical affairs. Dr. Cooper is a member of the Medical Advisory Board of Zargis Medical Corp. (a Siemens joint venture). He also holds memberships in the American Association of Pharmaceutical Physicians, the American Society of Hypertension and the International Society of Hypertension. He received a B. Sc. in physiology and an M.B. B.S. (U.K. equivalent to U.S. MD) form The London Hospital Medical College, University of London.

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

         John H. Gutfreund was elected a Director of the Company in February 2000 and Chairman of the Board in September 2001. Mr. Gutfreund is Senior Managing Director and Executive Committee Member of C. E. Unterberg, Towbin, investment bankers, and President of Gutfreund & Company, Inc., a New York-based financial consulting firm that specializes in advising select corporations and financial institutions in the United States, Europe and Asia. He is the former chairman and chief executive officer of Salomon Inc., and past vice chairman of the New York Stock Exchange and a past board member of the Securities Industry Association. Mr. Gutfreund is active in the management of various civic, charitable, and philanthropic organizations, including the New York Public Library, Montefiore Medical Center, The

Brookings Institution,  Council on Foreign Relations,  Honorary Trustee, Oberlin
(Ohio) College, and Chairman of the Aperture Foundation. Mr. Gutfreund is also a director of AccuWeather, Inc., Ascent Assurance, Inc., Evercel Inc., LCA-Vision, Inc., Maxicare Health Plans, Inc., The LongChamp Core Plus Fund Ltd., and The Universal Bond Fund. He received a BA from Oberlin College.

         Alan J. Kirschbaum was elected Senior Vice President in March 2001, and is the Company's Principal Financial Officer. From October 1999 to March 2001, he served the Company as Controller. From 1996 to 1999, Mr. Kirschbaum was Vice President and Controller of AMS Asset Management Services. From 1984 to 1996, he held a series of increasingly responsible financial positions with Ascom Timeplex, Inc. He holds a BS from Pennsylvania State University, an MBA from Pace University, and is a Certified Public Accountant.

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

         Andrew H. Wertheim was elected Chief Operating Officer in August 2002. From 1997 to 2002, he was President and Chief Operating Officer of A L Systems, Inc., a computer software company. From 1997 to 1998, he served as Senior Vice President, Marketing & Sales for MenuDirect Corporation, a company that specialized in nutritional products for people on medical and lifestyle restricted diets. From 1992-1997, Mr. Wertheim was Vice President,

Marketing & Sales for Estee Corporation, a leading manufacturer of foods for people with Diabetes. Before that, he was Director of Marketing for Progresso Soups from 1984-1991 and Marketing Manager at Kellogg's from 1979-1983. He received his B.S. in Communications from Boston University and his MBA in Marketing from Northeastern University.

         The directors serve for a term of one year and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors, subject to the provisions of the employment agreements described below. There are no family relationships among directors or executive officers.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company has an audit committee consisting of Dr. Benson, Dr. Cooper, and Mr. Gutfreund. In addition, the Company has a compensation committee consisting of Dr. Cross, Mr. Gutfreund, and Dr. Pollack. During the year ended June 30, 2002, the audit committee met four times, and the compensation committee met four times.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the periods indicated for (i) the chief executive officer during fiscal year 2002 and (ii) certain other persons that served as executive officers in fiscal year 2002 whose total annual salary and bonus was in excess of $100,000.

                                       SUMMARY COMPENSATION TABLE (1)(2)
========================================================================================================================

                                                                                          LONG-TERM        ALL OTHER
                                                   ANNUAL COMPENSATION                   COMPENSATION     COMPENSATION

NAME AND PRINCIPAL POSITION

                                     -----------------------------------------------------------------------------------

                                          PERIOD            SALARY          BONUS         SECURITIES        ($)
                                                              ($)            ($)          UNDERLYING
                                                                                           OPTIONS
                                                                                             (#)
------------------------------------------------------------------------------------------------------------------------
Gail Montgomery, President,
Chief Executive Officer and Director 7/27/99 - 6/30/00      113,180        50,000            25,000

                                     -----------------------------------------------------------------------------------
                                     7/1/00 - 6/30/01       257,307       275,000           200,000

                                     -----------------------------------------------------------------------------------
                                     7/1/01 - 6/30/02       275,000                         500,000

------------------------------------------------------------------------------------------------------------------------
Alan J. Kirschbaum, Senior Vice

President, Finance and Treasury,     7/1/99 - 6/30/00       137,500        15,000            15,000
and Principal Financial Officer
                                     -----------------------------------------------------------------------------------
                                     7/1/00 - 6/30/01       150,000        30,000            75,000

                                     -----------------------------------------------------------------------------------
                                     7/1/01 - 6/30/02       150,000
------------------------------------------------------------------------------------------------------------------------
Benjamin T. Sporn, Senior Vice
President, General Counsel and       7/1/99 - 6/30/00       190,000        75,000
Secretary
                                     -----------------------------------------------------------------------------------
                                     7/1/00 - 6/30/01       207,500        66,688           165,000

                                     -----------------------------------------------------------------------------------
                                     7/1/01 - 6/30/02       207,500

========================================================================================================================

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

EMPLOYMENT AND CONSULTING AGREEMENTS

         The Company has entered into a three-year employment agreement with Gail Montgomery as President and Chief Executive Officer, effective as of September 1, 2002. The agreement provides for an annual salary of $275,000, $300,000, and $325,000 in the successive years under the agreement, and for performance bonuses based on achieving defined revenue targets. Ms. Montgomery is also entitled to additional payments equal to one year's salary plus an additional month of salary for defined years of service, if her employment is terminated without cause before the agreement expires, or if the Company fails to offer to enter into a new one-year agreement upon expiration. If Ms. Montgomery's employment is terminated or she resigns within six months after a change of control (as defined) the Company will pay to her 2.99 times her annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company in July 2002 granted to Ms. Montgomery options to purchase an aggregate of 1,175,000 shares of common stock at $0.39 per share, of which options to purchase 325,000 shares were granted subject to later approval by shareholders. If prior to September 10, 2003 the shareholders do not approve the grant to her of these 325,000 options, these options will convert to a stock appreciation right ("SAR") on the same general terms as would have applied to these options, except that upon exercise the Company will pay to her the SAR's in-the-money value in cash or common stock.

         The Company has entered into a three-year employment agreement with Andrew Wertheim as Chief Operating Officer, effective as of August 5, 2002. The agreement provides for an annual salary of $225,000, $250,000, and $275,000 in the successive years under the agreement, and for performance bonuses based on achieving defined revenue targets. Mr. Wertheim is also entitled to additional payments equal to one year's salary, if his employment is terminated without cause before the agreement expires. If Mr. Wertheim's employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company in August 2002 granted to Mr. Wertheim options to purchase an aggregate 675,000 shares of common stock at $0.36 per share,

         The Company entered into a four-year agreement with Benjamin Sporn effective September 1, 2002 which provides for his services as Senior Vice President, General Counsel, and Secretary as an employee during the first two years of the term, and as General Counsel as a consultant during the balance of the term. Mr. Sporn's salary and fees will be $207,500,

$225,000, $150,000 and $100,000 in successive years under the agreement, plus performance bonuses based on achieving defined revenue targets. Mr. Sporn is also entitled to additional payments equal to two years' salary if his employment is terminated without cause before the agreement expires. If Mr. Sporn's employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company in July 2002 granted to Mr. Sporn options to purchase an aggregate of 225,000 shares of common stock at $0.39 per share.

         The following tables set forth information with regard to options granted during the fiscal year (i) to the Company's Chief Executive Officer, and
(ii) to other officers of the Company named in the Summary Compensation Table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

---------------------------------------------------------------------------------------------------------------------------

                                                                                            Potential Realizable Value At
                                    Individual Grants                                       Assumed Annual Rates Of Stock
                                                                                            Price Appreciation For Option
                                                                                            Term
-------------------------------------------------------------------------------------------

                                   Percent Of                                              --------------------------------
                                      Total
                                    Number Of
                                   Securities        Options       Exercise
                                   Underlying       Granted To      Of Base
                                     Options       Employees In      Price     Expiration
             Name                  Granted (#)     Fiscal Year      ($/Sh)        Date          5% ($)         10% ($)

---------------------------------------------------------------------------------------------------------------------------
A. Alan J. Kirschbaum

---------------------------------------------------------------------------------------------------------------------------

B. Gail Montgomery                   500,000          40.65          $1.18       7/24/11        $371,520      $940,770

---------------------------------------------------------------------------------------------------------------------------

C.  Benjamin T. Sporn
---------------------------------------------------------------------------------------------------------------------------

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

---------------------------------------------------------------------------------------------------------------------

                                                   INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------------------------

      Name          Shares        Value       Number of Unexercised Options at    Value of Unexercised In-the-Money
                   Acquired    realized ($)               FY-End (#)                       Options at FY-End
                     in
                   Exercise
                      (#)
                                              -----------------------------------------------------------------------

                                                  Exercisable      Unexercisable        Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------
Alan J.                     0              0           54,000             61,000                 $0               $0
Kirschbaum
---------------------------------------------------------------------------------------------------------------------

Gail                        0              0           95,000            630,000                 $0               $0
Montgomery
---------------------------------------------------------------------------------------------------------------------

Benjamin T. Sporn           0              0          150,834             96,666                 $0               $0
---------------------------------------------------------------------------------------------------------------------

The following table sets forth securities authorized for issuance under equity compensation plans as of June 30, 2002.

                                           EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------------------------------------------------------------------------------------
Plan Category          NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE            NUMBER OF SECURITIES REMAINING
                       BE ISSUED UPON EXERCISE          EXERCISE PRICE OF            AVAILABLE FOR FUTURE ISSUANCE
                       OF OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,            UNDER EQUITY COMPENSATION
                        WARRANTS AND RIGHTS            WARRANTS AND RIGHTS            PLANS (EXCLUDING SECURITIES
                        -------------------            -------------------              REFLECTED IN COLUMN (a))
                                (a)                           (b)                       ------------------------
                                                                                                   (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders          3,417,989                     $1.90                         1,331,166
---------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved      (1) 222,000                     $0.683                        2,278,000
by security holders     (2) 810,000                     $2.607
---------------------------------------------------------------------------------------------------------------------
Total                     4,449,989                                                   3,609,166
---------------------------------------------------------------------------------------------------------------------

(1) 2001 Stock Option Plan to provide non-executives, who render services to the Company additional incentives to advance the interests of the Company. Neither directors nor executive officers of the Company may be granted Stock Options under the Plan (Exhibit 10.69).

(2) Warrants granted from time to time as an inducement to various persons or entities to enter into transactions with the Company.

PENSION PLANS

NUTRITION 21, INC.

         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees, a non-contributory pension plan (the "Pension Plan") maintained by Burns Philp as long as Burns Philp maintains the Pension Plan and owns at least 20% of the Company's outstanding Common Stock. Burns Philp currently holds approximately 24% of the Company's outstanding Common Stock. Assuming retirement at age 65, the Pension Plan provides benefits equal to the greater of (a) 1.1% of the employee's final average earnings multiplied by the number of years of credited service plus 0.65% of the employee's final average earnings in excess of the average of the contribution and the benefit bases in effect under Section 230 of the Social Security Act for each year in the 35-year period ending with the year of Social Security retirement age as calculated under Section 401(l)(5)(E) of the Code and Table I of IRS Notice 89-70, multiplied by the employee's years of credited service up to 35, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan or (b) $24 multiplied by the number of years of credited service up to 25 years plus $12 multiplied by the years of employment from 26-40 years, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan. The "final average earnings" are the average earnings during the five highest-paid consecutive calendar years within the last ten calendar years of credited service with the Company. Earnings include the salary and bonus listed in the summary compensation table. Earnings, which may be considered under the Pension Plan, are limited to $200,000 per year subject to annual cost of living adjustments as determined by the IRS.

         The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 2002 and a single life annuity benefit, according to years of credited service and final average earnings. The benefits listed are not subject to any deduction for Social Security or other offset amounts.

                            YEARS OF CREDITED SERVICE
Final average
earnings         15             20            25            30            35
--------------------------------------------------------------------------------
$25,000        $4,320         $5,760        $7,200        $8,160        $9,600

$50,000        $9,240         $12,360       $15,360       $18,480       $21,600

$75,000        $15,840        $21,120       $26,400       $31,680       $36,960

$100,000       $22,320        $29,760       $37,320       $44,760       $52,200

$150,000       $35,520        $47,280       $59,160       $71,040       $82,800

$200,000       $48,600        $64,800       $81,000       $97,200       $113,520
and up

         Alan J. Kirschbaum, Gail Montgomery, and Benjamin T. Sporn each have 3.5, 2.9, and 10 years, respectively, of credited service under the Pension Plan as of June 30, 2002, and, at age 65, would have approximately 11, 19, and 11 years of credited service, respectively.

CERTAIN OTHER INFORMATION

         In 2002, the Board of Directors adopted a 2002 Inducement Stock Option Plan under which the Company can issue options to purchase up to 2,500,000 common shares to induce individuals to become employed by the Company. As of September 28, 2002, the Company granted 675,000 options under this Plan at an average exercise price of $0.36. The Plan was not submitted to shareholders for approval.

DIRECTOR COMPENSATION

         Non-management Directors each receive a quarterly director's fee of $1,800 and the Chairman of the Board receives a quarterly director's fee of $3,600. Each also receives $500 for each meeting of the Board attended in person, $250 for each meeting of the Board attended telephonically, and each receives annually options to acquire 10,000 shares of Common Stock. Such options granted to Directors during the fiscal year ended June 30, 2002 were granted at an exercise price of $0.785.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from July 1, 2001 through June 30, 2002, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of October 1, 2002, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 4 Manhattanville Road, Purchase, New York 10577-2197.

                   Shares Owned Beneficiald of Record (1)

Name and Address                             No. of Shares  ly an % of Total

P. George Benson (2)                                70,000            *

Audrey T. Cross (3)                                 94,000            *

Warren D. Cooper (4)                                10,000            *

John H. Gutfreund (5)                               90,000            *

Alan J. Kirschbaum (6)                              68,500            *

Gail Montgomery (7)                                455,000           1.36

Marvin Moser (8)                                   155,000            *

Robert E. Pollack (4)                              100,000            *

Benjamin T. Sporn (9)                              201,459            *

Andrew D. Wertheim (4)                              50,000            *

Wyeth (10)                                       3,478,261           10.75
5 Giralda Farms
Madison, NJ 07940

Burns Philp & Company Limited (11)               7,763,837           24.00
7 Bridge Street
Sydney, NSW 2000, Australia

  All Executive Officers and Directors           1,293,959            3.78
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

         (2)  Includes   60,000  shares  issuable  upon  exercise  of  currently
         exercisable options under the Company's Stock Option Plans.

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

         (6)  Includes   58,000  shares  issuable  upon  exercise  of  currently
         exercisable options under the Company's Stock Option Plans.

         (7) Includes 435,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (8) Includes 145,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (9) Includes 167,334 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (10) Formerly American Home Products Corporation.

         (11) Consists of shares owned by subsidiaries.

         (12) Includes 1,105,334 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On December 12, 1996, the Company completed the sale of its UK-based food ingredients subsidiary, Aplin & Barrett Limited ("A&B"), to Burns Philp & Company Limited ("BP") for $13.5 million in cash and the return to the Company of 2.42 million shares of the Company's Common Stock held by BP. The sale included the Company's nisin-based food preservative business. In connection with the transaction, the Company and A&B entered into two License Agreements. Pursuant to the first License Agreement, the Company is exclusively licensed by A&B for the use of nisin generally in pharmaceutical products and animal healthcare products. Pursuant to the second License Agreement, A&B is exclusively licensed by the Company generally for the use of nisin as a food preservative and for food preservation. As long as BP owns at least 20% of the Company's outstanding common stock, BP is entitled to nominate one member for election to the Company's Board. BP has not nominated a member for election to the Company's Board. The amount of consideration for the sale was arrived at through arms-length negotiation and a fairness opinion was obtained. As of June 30, 2002, BP owned 7,763,837 shares of Common Stock, and continues such Common Stock ownership as of the date hereof.

       In October 1998, the Company issued 3,478,261 shares of Common Stock to Wyeth for $4.0 million. Wyeth currently holds approximately 10.75% of the Company's outstanding Common Stock. Under a separate agreement in October 1998, Wyeth paid the Company $1.0 million for exclusive rights to sell the Company's Cardia Salt in retail markets in the United States. During fiscal 2001, Wyeth made payments to the Company of $500,000.

       On July 1, 2000, the Company licensed its remaining rights to sell lysostaphin for research purposes, to Benjamin T. Sporn, its senior vice president, for $300,000, payable in cash over a three-year period. Payments of $200,000 have been made, and a payment of $100,000 is due prior to July 1, 2003. The price and other terms of the transaction were established through arms-length negotiations.

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

       (b)     Reports on Form 8-K

               The Company did not file any Reports on Form 8-K during the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NUTRITION 21, INC.

                                                     By:  /s/ Gail Montgomery
                                                     ---------------------------
                                                     Gail Montgomery, President,
                                                     CEO and Director

Dated:  October 15, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of October 15, 2002 by the following persons on behalf of Registrant and in the capacities indicated.

                                                  /s/ Gail Montgomery
                                                  ------------------------------
                                                  Gail Montgomery, President,
                                                  CEO and Director

                                                  /s/ John H. Gutfreund
                                                  ------------------------------
                                                  John H. Gutfreund,
                                                  Chairman of the Board


                                                  /s/ P. George Benson
                                                  ------------------------------
                                                  P. George Benson, Director

                                                  /s/ Warren D. Cooper
                                                  ------------------------------
                                                  Warren D. Cooper Director

                                                  /s/ Audrey T Cross
                                                  ------------------------------
                                                  Audrey T. Cross, Director


                                                  /s/ Marvin Moser
                                                  ------------------------------
                                                  Marvin Moser, Director

                                                  /s/ Robert E. Pollack
                                                  ------------------------------
                                                  Robert E. Pollack, Director

                                                  /s/ Alan J. Kirschbaum
                                                  ------------------------------
                                                  Alan J. Kirschbaum, Principal
                                                  Financial Officer

                                 CERTIFICATIONS


I, Gail Montgomery, certify that:

1. I have reviewed this annual report on Form 10-K of Nutrition 21, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 9, 2002

/s/ GAIL MONTGOMERY
-------------------
Gail  Montgomery
President and Chief Executive Officer

I, Alan J. Kirschbaum, certify that:

1. I have reviewed this annual report on Form 10-K of Nutrition 21, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 9, 2002

/s/ ALAN J. KIRSCHBAUM
----------------------
Alan J. Kirschbaum
Principal Financial Officer

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

10.63 Asset Purchase Agreement made as of December 30, 1999, by and between ImmuCell Corporation and AMBI Inc. (16)

10.64 License Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.65 License and Sublicense Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.66 Amendment effective as of June 30, 2000, to the Amended and Restated Revolving

         Credit and Term Loan Agreement dated as of January 21, 1999 between Citizens Bank of Massachusetts (successor in interest to loans originally made by State Street Bank & Trust Company) as Lender and the Company and Nutrition 21 as Borrower. (17)

10.67 Employment Agreement dated as of October 16, 2000 between AMBI Inc. and Gail Montgomery. (18)

10.68 Consulting Agreement entered into as of September 29, 2000 between AMBI Inc. and Fredrick D. Price. (19)

10.69 Amended and Restated By-laws, and Rights Agreement adopted September 12, 2002 (20)

10.70    Nutrition 21, Inc. 2001 Stock Option Plan. (21)

10.71    Nutrition 21, Inc. 2002 Inducement Stock Option Plan. (21)

10.72    Nutrition 21, Inc. Change of Control Policy adopted September 12, 2002.
         (21)

10.73 Employment Agreement entered into as of September 1, 2002 between Nutrition 21, Inc. and Gail Montgomery. (21)

10.74 Employment Agreement entered into as of August 5, 2002 between Nutrition 21, Inc. and Andrew Wertheim. (21)

10.75 Employment Agreement entered into as of September 1, 2002 between Nutrition 21, Inc. and Benjamin Sporn (21)

23.1     Consent of Ernst & Young LLP (21)

23.2     Consent of KPMG LLP (21)

99.1     Certification of President and Chief Executive Officer (21)

99.2     Certification of Principal Financial Officer (21)

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

(19)     Incorporated by reference to the Company's Report on From 10-K for 2001

(20) Incorporated by reference to the Company's Report on Form 8-K dated September 18, 2002.

(21)     Filed Herewith.

* Subject to an order by the Securities and Exchange Commission granting confidential treatment. Specific portions of the document for which confidential treatment has been granted have been blacked out. Such portions have been filed separately with the Commission pursuant to the application for confidential treatment.

                               NUTRITION 21, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FILED WITH THE ANNUAL REPORT OF THE

                              COMPANY ON FORM 10-K

                                  JUNE 30, 2002



                                                                            PAGE

REPORTS OF INDEPENDENT AUDITORS                                              F-2



CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2002 AND 2001                        F-4



CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         YEARS ENDED JUNE 30, 2002, 2001 AND 2000                            F-6



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000                    F-7



CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
         YEARS ENDED JUNE 30, 2002, 2001 AND 2000                            F-8



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-9

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheets of Nutrition 21, Inc. (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2002. Our audits also included the related financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 16, 2002,
except for Note 24, as to which the date is September 12, 2002

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Nutrition 21, Inc.:

We  have  audited  the  accompanying   consolidated  statements  of  operations,
stockholder's equity, and cash flows of Nutrition 21, Inc. and subsidiaries, formerly known as AMBI Inc., as of June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Nutrition 21, Inc. and subsidiaries, formerly known as AMBI, Inc., for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                           /s/ KPMG LLP

Stamford, CT
September 15, 2000

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     June 30,       June 30,
                                                                       2002           2001
                                                                     -------         -------
ASSETS

Current assets:

    Cash and cash equivalents                                         $3,974          $5,355

    Short-term investments                                             1,000              --

    Accounts receivable (less allowance for doubtful accounts of
    $19 in 2002 and $45 in 2001)                                       2,219           3,963

    Other receivables                                                  1,097           1,650

    Inventories                                                        1,075           1,322

    Prepaid expenses and other current assets                            788             475
                                                                     -------         -------
      Total current assets                                            10,153          12,765

Property and equipment, net                                              654             633

Patents and trademarks (net of accumulated amortization of $12,721    17,073          18,682
 in 2002 and $10,375 in 2001)

Goodwill (net of accumulated amortization of $886 in 2001)                --           6,491

Other Assets                                                             220             316
                                                                     -------         -------

TOTAL ASSETS                                                         $28,100         $38,887
                                                                     =======         =======



See accompanying notes.

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                         JUNE 30,      JUNE 30,
                                                                           2002          2001
                                                                           ----          ----
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                    $     --      $  1,125
    Accounts payable and accrued expenses                                   2,102         3,371
    Contingent payments payable                                                43         1,855
    Preferred dividends payable                                                 6            22
                                                                         --------      --------

    Total current liabilities                                               2,151         6,373

Other long-term obligations                                                    --           122
                                                                         --------      --------

TOTAL LIABILITIES                                                           2,151         6,495
                                                                         --------      --------

Commitments and contingent liabilities

REDEEMABLE PREFERRED STOCK
    Series E convertible preferred, 1,500 shares issued; 191
    shares outstanding at June 30, 2001                                        --           191

    Series F convertible preferred, 575 shares issued; 227 shares
    outstanding at June 30, 2001                                               --           227

STOCKHOLDERS' EQUITY

    Preferred stock, $0.01 par value, authorized 5,000,000 shares
      Series G convertible preferred, 1,769 shares issued, 471 and 941 shares outstanding at June 30, 2002 and 2001, respectively
      (aggregate liquidation value $477)                                      471           941

    Common stock, $0.005 par value, authorized 65,000,000 shares;
    33,048,655 shares and 32,342,818 shares issued and outstanding at June 30, 2002 and 2001, respectively 165 161

    Additional paid-in capital                                             63,936        63,196

    Accumulated deficit                                                   (38,501)      (32,324)
    Less:  treasury stock, at cost, 136,000 shares                           (122)           --
                                                                         --------      --------
TOTAL STOCKHOLDERS' EQUITY                                               $ 25,949      $ 31,974
                                                                         --------      --------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                                                         $ 28,100      $ 38,887
                                                                         ========      ========

See accompanying notes

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                       YEAR ENDED JUNE 30,
                                                       -------------------
                                               2002           2001          2000
                                               ----           ----          ----
Net sales                                      $14,314       $20,809       $32,289
Other revenues                                     354         2,443           525
                                            ----------    ----------    ----------
REVENUES                                        14,668        23,252        32,814

Cost of goods sold                               4,344         6,216         5,780
                                            ----------    ----------    ----------
GROSS PROFIT                                    10,324        17,036        27,034

Selling, general & administrative expense        7,349        10,321        13,314
Research & development expense                   1,017         1,946         2,610
Depreciation & amortization expense              2,619         3,359         4,069
Restructuring & other charges                       --         2,365            --
Goodwill impairment                              7,128            --            --
                                            ----------    ----------    ----------
OPERATING (LOSS) INCOME                         (7,789)         (955)        7,041

Interest income                                     94           304           306
Interest (expense)                                (110)         (291)         (419)
Other income                                     1,794         2,342            76
                                            ----------    ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES               (6,011)        1,400         7,004

Income taxes                                        --           335           523
Minority interest in subsidiary                     --            --             9
                                            ----------    ----------    ----------

NET (LOSS) INCOME                              $(6,011)       $1,065        $6,490
                                            ==========    ==========    ==========

Basic (loss) earnings per share                 $(0.19)        $0.03         $0.21
                                            ==========    ==========    ==========
Diluted (loss) earnings per share               $(0.19)        $0.03         $0.20
                                            ==========    ==========    ==========

Weighted average number of common
  shares - basic                            32,621,918    31,781,403    30,741,861
                                            ==========    ==========    ==========
Weighted average number of common
  shares and equivalents - diluted          32,621,918    31,879,614    32,546,198
                                            ==========    ==========    ==========

See accompanying notes.

                               NUTRITION 21, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                      Preferred Stock
                                                                          Series G                   Common Stock
                                                                  Shares            $          Shares              $
                                                                  ------          ------       ------           ------
Balance at June 30, 1999                                              --             --     30,152,306           $150

Conversion of Series E preferred stock to common stock                --             --        243,546              1
Common stock issued on exercise of options and warrants               --             --        959,508              4
Common stock issued for Optimum Lifestyle, Inc. contingent            --             --        200,000              1
  payment
Issuance of warrants                                                  --             --             --             --
Preferred stock dividends declared                                    --             --             --             --
Preferred stock issued for Optimum Lifestyle, Inc.                   828            828             --             --
contingent payment
Conversion of Series G preferred stock to common stock              (165)          (165)        26,067              2
Net income for the year                                               --             --             --             --
                                                                   -----        -------    -----------         ------

Balance at June 30, 2000                                             663            663     31,581,427            158
                                                                   -----        -------    -----------         ------
Conversion of Series E preferred stock to common stock                --             --        231,136              1
Cancellation of stock exercise                                        --             --       (315,408)            (2)
Premium on redemption of Series F preferred stock                     --             --             --             --
Issuance of warrants                                                  --             --             --             --
Preferred stock dividends declared                                    --             --             --             --
Preferred stock issued for Optimum Lifestyle, Inc.
  contingent payment                                                 941            941             --             --
Conversion of Series G preferred stock to common stock              (663)          (663)       845,663              4
Net income for the year                                               --             --             --             --
                                                                   -----        -------    -----------         ------

Balance at June 30, 2001                                             941            941     32,342,818            161
                                                                   -----        -------    -----------         ------

Conversion of Series E preferred stock to common stock                --             --        155,605              1
Issuance of warrants                                                  --             --             --             --
Preferred stock dividends declared                                    --             --             --             --
Premium on redemption of Series F preferred stock                     --             --             --             --
Conversion of Series G preferred stock to common stock              (470)          (470)       686,232              3
Repurchase of common stock for treasury                               --             --       (136,000)            --
Net loss for the year                                                 --             --             --             --
                                                                   -----        -------    -----------         ------
Balance at June 30, 2002                                             471           $471     33,048,655           $165
                                                                   =====        =======    ===========         ======
   Additional    Accumulated       Treasury
Paid-In Capital    Deficit           Stock        Total
      $               $                $            $
   --------       ---------          -----       --------
   $60,045       $(39,525)            --        $20,670

       249             --             --            250
     1,251             --             --          1,255
       503             --             --            504

        80             --             --             80
        --            (98)            --            (98)
        --             --             --            828

       163             --             --             --
        --          6,490             --          6,490
   -------       --------        -------    -----------
    62,291        (33,133)            --         29,979
   -------       --------        -------    -----------
       236             --             --            237
         2             --             --             --
        --           (110)            --           (110)
         8             --             --              8
        --           (146)            --           (146)

        --             --             --            941
       659             --             --             --
        --          1,065             --          1,065
   -------       --------        -------    -----------

    63,196        (32,324)            --         31,974
   -------       --------        -------    -----------

       193             --             --            194
        80             --             --             80
        --            (51)            --            (51)
        --           (115)            --           (115)
       467             --             --             --
        --             --           (122)          (122)
        --         (6,011)            --         (6,011)
   -------       --------        -------    -----------
   $63,936       $(38,501)         $(122)       $25,949
   =======       ========        =======    ===========



See accompanying notes.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     YEAR ENDED JUNE 30,
                                                                 2002       2001        2000
                                                                -------    -------     ------
Cash flows from operating activities:
Net (loss) income                                               $(6,011)    $1,065     $6,490
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization                                 2,619      3,359      4,069
    Goodwill impairment write-off                                 7,128         --         --
    Deferred taxes                                                 (725)      (298)        --
    (Gain) loss on disposal of inventory and equipment              (55)       (23)        11
    Gain on sale of product line                                     --         --        (19)
    Consulting expense                                               --         --        196
    Issuance of warrants                                             80          8         80
    Changes in assets and liabilities:
      Accounts receivable                                         1,744        624       (607)
      Other receivables                                             710     (1,186)         9
      Inventories                                                   231         60       (129)
      Prepaid and other current assets                               26        540        (32)
      Other assets                                                   96         46       (161)
      Accounts payable and accrued expenses                      (1,391)      (563)      (521)
                                                                -------    -------     ------
         Net cash provided by operating activities                4,452      3,632      9,386
                                                                -------    -------     ------

Cash flows from investing activities:

    Contingent payments for acquisitions                         (2,770)    (4,637)    (4,005)
    Purchases of property and equipment                            (274)      (167)      (194)
    Payments for patents and trademarks                            (336)      (209)      (541)
    Proceeds from sale of assets                                    200         32        512
    Purchase of investments                                      (1,000)        --         --
                                                                -------    -------     ------
    Net cash used in investing activities                        (4,180)    (4,981)    (4,228)
                                                                -------    -------     ------

Cash flows from financing activities:

    Debt repayments                                              (1,125)    (1,500)    (2,250)
    Purchase of common stock for treasury                          (122)        --         --
    Proceeds from exercise of options and warrants                   --         --      1,255
    Capital lease obligation repayments                              --         --        (63)
    Redemption of redeemable preferred stock                       (345)      (177)        --
    Preferred stock dividends paid                                  (61)      (107)       (70)
                                                                -------    -------     ------
        Net cash used in financing activities                    (1,653)    (1,784)    (1,128)
                                                                -------    -------     ------

Net (decrease) increase in cash and cash equivalents             (1,381)    (3,133)     4,030

Cash and cash equivalents at beginning of year                    5,355      8,488      4,458
                                                                -------    -------     ------
Cash and cash equivalents at end of year                         $3,974     $5,355     $8,488
                                                                =======    =======     ======

See accompanying notes.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)    CONSOLIDATION

                 Effective March 8, 2001, Nutrition 21, Inc. (the Company) changed its name from AMBI Inc. The consolidated financial statements include the results of operations of the Company, and its wholly owned subsidiary, Nutrition 21, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

           c)    CASH EQUIVALENTS

                 The Company considers all liquid interest-earning investment with a maturity of three months or less to be cash equivalents. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment in cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method: unrealized gains and losses would be reflected in Accumulated Comprehensive Income. Cash equivalents included in the accompanying financial statements include money market accounts, bank overnight investments and commercial paper.

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

           e)    PROPERTY AND EQUIPMENT

                 Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the related assets' estimated useful lives. The estimated useful lives are as follows:

                          Leasehold improvements         --       Term of lease
                          Furniture and fixtures         --       7 years
                          Machinery and equipment        --       5 to 7 years
                          Office equipment               --       3 to 5 years
                          Computer equipment                      3 to 5 years

           f)    PATENTS AND TRADEMARKS

                 The Company capitalizes certain patents and trademarks. Patents and trademarks are amortized over their estimated economic lives, ranging from 3 to 15 years.

           g)    REVENUE RECOGNITION

                 Sales revenue from proprietary ingredient products is recognized when title transfers, upon shipment of the product. Sales revenue from finished nutritional products are also recognized when title transfers, which is upon delivery at the customer site. There are no customer acceptance provisions to lapse before the recognition of any product revenue. Only revenue where collectability of accounts receivables is probable is recognized. Other revenues are comprised primarily of license and royalty fees recognized as earned in accordance with agreements entered into by the Company when there is no further involvement required by the Company.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)
        -------------------------------------------------------

        h)    RESEARCH AND DEVELOPMENT

              Research and development costs are expensed as incurred.

        i)    INCOME TAXES

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

       j)     STOCK-BASED COMPENSATION

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

        k)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED
              -----------------------------------------------------------

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

        l)    RECENTLY ISSUED ACCOUNTING STANDARDS

              In July 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 changes the way companies account for goodwill in that goodwill will no longer be amortized, but should be tested for impairment at least annually. The Company elected to adopt early SFAS No. 142 in the quarter ended September 30, 2001. See Note 15 for further discussion on the impact of SFAS No. 142 on Nutrition 21's 2002 financial position and results of operations for the year ended June 30, 2002.

              In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and is effective for the Company's fiscal year beginning July 1, 2002. Management does not anticipate that the adoption of SFAS No. 144 will have a material impact on Nutrition 21's financial position or results of operations.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)
           -------------------------------------------------------

           m)    ADVERTISING COSTS

              Advertising costs are expensed as they are incurred. The amount charged to expense during fiscal 2002, 2001 and 2000 was $0.4 million, $0.8 million and $1.4 million, respectively.

           n)    RECLASSIFICATIONS

              Certain reclassifications have been made to prior years' financial statement amounts to conform to the 2002 presentation.

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

              The acquisition was accounted for under the purchase method. Based upon the allocation of purchase price, the transaction resulted in $6.1 million in identifiable intangible assets, primarily trademarks and non-compete agreements, and $1.5 million of goodwill. Prior to July 1, 2001, the Company was amortizing goodwill over fifteen years and amortizing the identifiable intangible assets over their useful economic lives, which range from 3 to 15 years. During the year ended June 30, 2002, the Company recorded approximately $0.4 million in amortization expense related to other intangible assets.

              Additional contingent payments are made to the former owners of OLI depending primarily on sales levels of the Lite Bites Business achieved during the five year period following closing and/or the availability of Lite Bites products through certain distribution channels in the future as follows: a maximum of $3.0 million in cash and/or Nutrition 21 common stock, at the option of the former owners of OLI, payable $1.0 million on each of the first three anniversaries of the acquisition; $3.0 million in newly issued Nutrition 21 preferred stock, payable $1.5 million, subject to adjustment for the achievement of net sales levels, on each of the first two anniversaries of the acquisition, in newly issued Nutrition 21 preferred stock; and a single payment of $1.0 million in cash, subject to achieving certain sales levels in new markets, prior to the fifth anniversary of the acquisition. During fiscal 2002, the Company, in satisfaction of the contingent payment requirement paid $1.0 million in cash resulting in an increase in goodwill. During fiscal 2001, the Company, in satisfaction of the contingent payment requirement, paid $1.0 million in cash and issued 941 shares of its Series G Preferred Stock, which resulted in an increase in goodwill of $1.9 million. During fiscal 2000, the Company, in satisfaction of the contingent payment requirement, paid $0.4 million in cash, issued 200,000 shares of its Common Stock and issued 828 shares of its Series G Preferred Stock. As result, goodwill was increased by $1.8 million in fiscal 2000.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3: SHORT-TEM INVESTMENT

                                                                      June 30
                                                                   2002     2001

                      Available for sale:
                      3.10% corporate bond, maturing 12/05/03     $1,000     --

        At June 30, 2002, the fair market value of available for sale securities approximated the cost, as such, there were no unrealized gain or loss.

Note 4: INVENTORIES

                  The components of inventories at June 30, 2002 and 2001 are as follows (in thousands):

                                                            2002        2001
                                                            ----        ----

                      Raw materials                        $  444      $   471
                      Finished goods                          631          851
                                                           ------      -------


                      Total inventories                    $1,075      $ 1,322
                                                           ======      =======

Note 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate carrying amounts due to the short maturities of these instruments.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash primarily in market interest rate accounts, overnight investments and short-term investments. The Company had $0.9 million in overnight investments; $3.0 million invested in mutual money market funds and $1.0 million in short term investments at June 30, 2002. The Company had $0.4 million in overnight investments and $5.0 million invested in commercial paper at June 30, 2001.

        The Company sells its products to customers in the Americas and Europe. The Company performs ongoing credit evaluations of its customer's financial conditions and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for credit losses and, to date, such losses have been within management's expectations.

        One customer accounted for approximately 28%, 29% and 19% of net sales for fiscal years 2002, 2001 and 2000, respectively. In addition, one customer accounted for 23% and 33% of accounts receivable net, in fiscal 2002 and 2001, respectively.

Note 6: RELATED PARTY TRANSACTIONS

        On September 17, l998, the Company commenced a strategic alliance with Wyeth (formerly American Home Products Corporation) ("Wyeth") for retail distribution of the Company's proprietary nutrition products. As part of the alliance, Wyeth's Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(R) Salt in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. The Company retained the exclusive rights to market its products in both direct response and ingredient channels. On October 8, l998, the Company received a non-refundable payment of $1.0 million for the rights granted to Wyeth. Also on October 8, l998, Wyeth paid $1.15 per share or a total of $4.0 million for 3,478,261 shares of the Company's Common Stock. For fiscal years ended 2001 and 2000, respectively, the Company received approximately $0.5 million in license fees from Wyeth.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6: RELATED PARTY TRANSACTIONS (CONTINUED)


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

        On July 1, 2001 Company licensed its remaining rights to sell lysostaphin for research purposes, to its senior vice president, for $300,000, payable in cash over a three-year period. Payments of $200,000 have been made, and a payment of $100,000 is due prior to July 1, 2003. The price and other terms of the transaction were established through arms-length negotiations.

Note 7: PROPERTY AND EQUIPMENT, NET

         The components of property and equipment, net, at June 30, 2002 and 2001 are as follows (in thousands):

                                                               2002       2001
                                                               ----       ----

                Furniture and fixtures                        $  422     $  496
                Machinery and equipment                          135        135
                Office equipment & leasehold improvements        561        301
                Computer equipment                               732        726
                                                              ------     ------
                                                               1,850      1,658
                Less:  accumulated depreciation               (1,196)    (1,025)
                                                              ------     -----
                Property and equipment, net                   $  654     $  633
                                                              ======     =====

Note 8: PATENTS AND TRADEMARKS

        During fiscal year 2002, changes in intangible assets relate to the investment of $1.0 million in existing patents, which will be amortized over the remaining life of the patents. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense was $2.4 million for fiscal 2002 and $2.7 million for fiscal 2001. The components of intangible assets were as follows:

                                                                                  June 30,
                                                                      2002                      2001
                                                             -----------------------    -----------------------
                                                               Gross                     Gross
                                                             Carrying    Accumulated    Carrying    Accumulated
                                                              Amount    Amortization     Amount     Amortization
                                                              ------    ------------     ------     ------------
                   Patents and licenses                       $9,228       $(5,582)       $8,740       $(4,902)
                   Trademarks, trade names and other          20,566        (7,139)       20,317        (5,473)
                                                             -------      --------       -------      --------
                       Intangible assets                     $29,794      $(12,721)      $29,057      $(10,375)
                                                             =======      =========      =======      ========

        Amortization expense for the net carrying amount of intangible assets at June 30, 2002 is estimated to be $2.3 million in fiscal years 2003 through 2007 respectively.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9:  LINES OF CREDIT AND LONG-TERM DEBT

         Long-term debt consisted of the following at June 30, 2001 (in thousands):

                                                                2001
                                                                ----
                Citizens Bank term loan                       $ 1,125
                Obligations under capital leases                   --
                                                              -------
                                                                1,125

                Less:  Current portion                         (1,125)
                                                              -------
                                                              $    --
                                                              =======

         On December 14, 2001, the Company finalized a one-year $4.0 million line of credit with Fleet National Bank. Based on eligible accounts receivable and inventory, the availability under the revolving line of credit at June 30, 2002 was $2.1 million. At June 30, 2002, the Company had no borrowings under the revolving line of credit.

         On January 21, 1999, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan Agreement") with Citizens Banks of Massachusetts ("Citizens"); (successor in interest to loans originally issued to the Company by State Street Bank and Trust Company), which Loan Agreement amended and restated a prior agreement with Citizens. Certain financial covenants of the Loan Agreement were further amended effective as of June 30, 2000. The Loan Agreement was for a $5.5 million term loan and a $4.0 revolving credit facility for the purposes of acquiring the Lite Bites Business and for general corporate purposes. Loans from Citizens bear interest at the prime rate plus 1% (7.75% at June 30, 2001) and was due February 1, 2002.

         During fiscal year 2001, the Company has made monthly payments of principal of $0.1 million plus interest on the loan. There was no outstanding balance on the revolving line of credit at June 30, 2001. On December 14, 2001, the Loan Agreement was terminated.

Note 10: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following items are included in accounts payable and accrued expenses at June 30, 2002 and 2001 (in thousands):

                                                                     2002         2001
                                                                     ----         ----
                  Accounts payable                                  $1,115      $ 1,179
                  Consulting and professional fees payable              46          204
                  Royalty fees                                         ---          112
                  Accrued compensation and benefits                    109          983
                  Taxes payable                                        725          475
                  Other accrued expenses                               107          418
                                                                    ------      -------
                                                                    $2,102      $ 3,371
                                                                    ======      =======

Note 11: REDEEMABLE PREFERRED STOCK

         On December 10, l998, the Company issued 1,500 shares of non-voting Series E Preferred Stock ("E Preferred") with a par value of $0.01 per share. On that date, the Company's outstanding Series C Preferred Stock of 222 shares and accrued dividends thereon of $542 thousand were exchanged for 1,500 shares of E Preferred with a face amount of $1,500, $1.0 million in cash and the issuance of 324,689 shares of the Company's Common Stock. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $242 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding C Preferred. In addition, the agreement provides for a payment of at least $250 thousand on the second anniversary of the agreement. The total amount of the payment is subject to increases based on increases in the Company's equity securities. The E Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. In addition each holder of E Preferred, may under certain circumstances, redeem all or a portion of such shares at the greater of 125% of the conversion amount ($1,000 per share) or the product of the conversion rate ($800 per share) and the closing sale price of the Common Stock on the date immediately preceding such redemption. The E Preferred bears dividends at a rate of 10% per annum payable in cash or, at the option of the Company, in shares of Common Stock. The E Preferred is subject to conversion at any time, at the option of the holder, and is subject to mandatory conversion after three years. During fiscal 2002, 191 shares of Company's E Preferred plus accrued dividends on these shares were converted in 155,605 shares of Common Stock.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11: REDEEMABLE PREFERRED STOCK (CONTINUED)

         During fiscal 2001, 285 shares of the Company's E Preferred plus accrued dividends on these shares were converted into 231,136 shares of Common Stock. During fiscal 2000, 297 shares of the Company's E Preferred plus accrued dividends on these shares were converted into 243,546 shares of Common Stock On January 27, l999, the Company issued 575 shares of non-voting Series F Preferred Stock ("F Preferred") with a par value of $0.01 per share. On that date, the Company's then outstanding 5,750 shares of Series D Preferred Stock ("D Preferred") and accrued dividends thereon of $59 thousand were exchanged for 575 shares of F Preferred with a face amount of $575 thousand, 78,166 shares of the Company's Common Stock and the resetting of the exercise price of the 5,000 previously issued warrants of the Company, issued in connection with D Preferred from $2.72 to $1.25. As a result of this exchange transaction, the Company recorded a one-time incremental preferred dividend of $81 thousand, representing the excess of the consideration exchanged over the carrying value of the then outstanding D Preferred. The F Preferred has a conversion price of $1.25 per share. The fixed conversion rate is subject to adjustments in certain circumstances. In addition, each holder of F Preferred, may under certain circumstances, redeem all or a portion of such shares at the greater of 125% of the conversion amount ($1,000 per share) or the product of the conversation rate ($800 per share) and the closing sale price of the common stock on the date immediately preceding such redemption. In addition, if the average of the closing bid price of the common stock for all trading days during a calendar month is less than $1.875, each holder of F Preferred shares may redeem up to 10% of the face amount of the F Preferred at 150% of the conversion amount ($1,000 per share).

         The F Preferred bears dividends at a rate of 10% per annum payable in cash, or at the option of the Company, in shares of Common Stock. The F Preferred is subject to conversion at any time at the option of the holders, and is subject to mandatory conversion after three years. During fiscal year 2002, 227 shares of the Company's F Preferred plus accrued dividends on these shares were redeemed for $0.3 million. As a result of these transactions, the Company recorded a premium on redemption of $115 thousand representing the excess of the consideration paid over the carrying value of the then outstanding F Preferred. During fiscal year 2001, 116 shares of the Company's F Preferred plus accrued dividends on these shares were redeemed for $0.2 million.

Note 12: STOCKHOLDERS' EQUITY

         SERIES G CONVERTIBLE PREFERRED STOCK

         In January 1999, the Company created a non-voting Series G Convertible Preferred Stock ("G Preferred") with a par value of $0.01 per share. The G Preferred bears dividends of $50 per share per annum. The G Preferred is convertible into Common Stock at the average closing price of the Common Stock during the 10 days immediately preceding conversion. The G Preferred is subject to mandatory conversion after three years from the date of issuance. During the fiscal year ended June 30, 2002, 470 shares of the Company's G Preferred were converted into 686,232 shares of the Company's common stock. On February 12, 2001, the Company issued 941 shares of G Preferred, and converted 663 shares of G Preferred into 845,663 shares of the Company's Common Stock. On January 22, 2000, the Company issued 828 shares of G Preferred. On March 21, 2000, 165 shares of G Preferred were converted into 26,067 shares of the Company's Common Stock.

         WARRANTS

         The Company, from time to time, issues warrants to purchase Common Stock to non-employees for services rendered. Warrants are granted to purchase the Company's Common Stock with exercise prices set at fair market value on the date of grant. The terms of the warrants vary depending on the circumstances, but generally terminate in three to five years.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12: STOCKHOLDERS' EQUITY (CONTINUED)

         The Company had outstanding warrants for the purchase of its common stock as follows:

                                                     Number of          Exercise price
                                                      Warrants            Per Share
                                                      --------            ----------

                  Outstanding at June 30, 1999        1,405,685           $1.18-$6.75
                  Issued                                647,460           $1.80-$3.65
                  Exercised                            (556,759)          $1.80-$4.84
                  Cancelled                            (147,460)          $1.18-$4.13
                                                      ---------

                  Outstanding at June 30, 2000        1,348,926           $1.25-$6.75
                  Issued                                 50,000           $0.89
                  Exercised                              (8,265)          $2.72
                  Cancelled                            (258,524)          $1.25-$6.75
                                                      ---------


                  Outstanding at June 30, 2001        1,132,137           $0.89-$6.30
                  Issued                                160,000           $0.63-$0.74
                  Exercised                                  --           --
                  Cancelled                           (482,137)           $1.25 -$6.30
                                                      ---------

                  Outstanding at June 30, 2002          810,000           $0.63-$3.65
                                                        =======

         The warrants expire between 2003 and 2007. Certain of the warrants include anti-dilution clauses.

         Warrants outstanding and exercisable at June 30, 2002, are as follows:

                                                           Warrants Outstanding             Warrants Exercisable
                                          ----------------------------------------  -------------------------------
                                                          Weighted
                                                           Average     Weighted
                                                          Remaining     Average                         Weighted
                  Range of Number          Contractual    Exercise      Number        Exercise           Average
                  Exercise Prices          Outstanding      Life         Price       Exercisable          Price
                  ---------------          -----------  ----------     --------      -----------      -------------

                  $0.63 - $1.50              290,000        4.45        $0.99           270,000          $0.96
                  $2.59 - $3.62              100,000        0.85        $2.91           100,000          $2.91
                  $3.65 - $6.30              420,000        2.36        $3.65           420,000          $3.65
                                             -------                                    -------
                                             810,000                                    790,000
                                             =======                                    =======

         On August 13, 1999, the Company issued in connection with a strategic alliance agreement with QVC, 420,000 warrants to purchase Common Stock with vesting at various dates and with exercise prices subject to change based on the terms of the agreement.

         The Company recorded compensation expense associated with the issuance of warrants to third parties of $80 thousand, $8 thousand and $80 thousand during fiscal years 2002, 2001 and 2000, respectively.

         STOCK BASED COMPENSATION

         On April 10, 1986, the Company adopted a Nonqualified Stock Option Plan whereby options to purchase 250,000 shares of the Company's common stock may be granted to consultants and Scientific Advisory Board members.

         The Company adopted five Stock Option Plans ("Plans") whereby options to purchase an aggregate of 8,750,000 shares of the Company's common stock may be granted to employees, consultants and others who render services to the Company. The exercise price per share for the options granted under the Plans may not be less than the fair value of the Company's Common Stock on the date of grant. The options issuable pursuant to the Plans expire between 1999 and 2009. Approximately 3,500,000 options remain available for grant under the Plans.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12: STOCKHOLDERS' EQUITY (CONTINUED)

         A summary of stock option activity related to the Company's stock option plans is as follows:

                                                          Number of          Exercise Price
                                                           Options              Per Share
                                                          ----------         -------------

                  Outstanding at June 30, 1999            2,953,785          $0.75  - $6.00
                  Issued                                    446,500          $2.03  - $7.56
                  Exercised                                (398,194)         $0.84  - $3.25
                  Cancelled                                (352,700)         $0.93  - $6.00
                                                          ---------

                  Outstanding at June 30, 2000            2,649,391          $0.75  - $7.56
                  Issued                                  1,280,889          $0.81  - $2.63
                  Exercised                                       -           -
                  Cancelled                                (978,181)         $0.75  - $5.00
                                                          ---------

                  Outstanding at June 30, 2001            2,952,099          $0.81  - $7.56
                  Issued                                  1,230,000          $0.55  - $1.23
                  Exercised                                      --          --
                  Cancelled                                (542,110)         $0.69  - $7.56
                                                           --------

                  Outstanding at June 30, 2002            3,639,989          $0.55  - $5.63
                                                          =========

         Each of these options is entitled to one share of common stock. Stock options generally vest ratably over five years from the date of grant and expire within five years from the date of vesting.

         Options outstanding and exercisable at June 30, 2002 are as follows:

                                                    OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                          ----------------------------------------   --------------------------

                                                          Weighted
                                                           Average      Weighted                     Weighted
                                                          Remaining      Average                      Average
                     Range of                Number      Contractual    Exercise       Number        Exercise
                  Exercise Prices          Outstanding      Life         Price        Exercisable      Price
                  ---------------          ----------- ---------------------------    -----------    ---------
                  $0.55  - $1.19            1,604,589         7.06        $1.00        486,217         $0.98
                  $1.23  - $1.94              893,000         3.63        $1.74        690,400         $1.80
                  $2.03  - $3.75            1,039,900         2.75        $2.88        954,600         $2.89
                  $4.00  - $5.62              102,500         3.17        $4.52        102,500         $4.52
                                            ---------                                ---------
                                            3,639,989                                2,233,717
                                            =========                                =========

         The per share weighted-average fair value of stock options granted during fiscal 2002, 2001 and 2000 was $0.15, $0.20 and $0.45, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                    2002      2001       2000
                                                    ----      ----       ----

                  Risk-free interest rate           3.8%       5.2%       5.6%
                  Expected life-years               2.0        2.5        2.5
                  Expected volatility              45.6%      45.8%      45.6%
                  Expected dividend yield            --          --        --

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized in the financial statements for its employee stock options, which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below (in thousands):

                                                                2002         2001        2000
                                                                ----         ----        ----
                  Net (loss) income
                    As reported                              $(6,011)       $1,065     $6,490
                    Pro forma                                 (6,394)       $  633     $6,257

                  Basic (loss) earnings per share
                    As reported                               $(0.19)        $0.03      $0.21
                    Pro forma                                 $(0.20)        $0.02      $0.20

                  Diluted (loss) earnings per share
                    As reported                               $(0.19)        $0.03      $0.20
                    Pro forma                                 $(0.20)        $0.02      $0.19

         The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because the calculation does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Note 13: EARNINGS PER SHARE

         Basic and diluted earnings per share for the years ended June 30, 2002, 2001 and 2000 are as follows (in thousands, except share and per share amounts):

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                                        Year ended June 30
                                                                            2002               2001               2000
                                                                            ----               ----               ----
         Basic (loss) earnings per share:

         Net (loss) income                                                   $(6,011)            $1,065             $6,490
             Less:  Dividends on preferred shares                                (51)              (146)               (98)
             Premium on redemption of preferred stock                           (115)              (110)                --
                                                                          ----------         ----------        -----------
         (Loss) income available to common stockholders                      $(6,177)              $809             $6,392
                                                                          ==========         ==========        ===========
         Weighted average shares:                                         32,621,918         31,781,403         30,741,861
                                                                          ==========         ==========        ===========
         Basic (loss) earnings per share                                      $(0.19)             $0.03              $0.21
                                                                          ==========         ==========        ===========
         Diluted (loss) earnings per share:
         (Loss) income available to common stockholders                      $(6,177)              $809             $6,392
             Add:  Dividends and premium on preferred stock                       --                 --                 98
                                                                          ----------         ----------        -----------
         (Loss) income available to common stockholders                      $(6,177)              $809             $6,490
                                                                          ==========         ==========        ===========
         Weighted average shares:                                         32,621,918         31,781,403         30,741,861
             Plus incremental shares from assumed conversions:

               Preferred stock                                                    --                 --            785,004
               Stock option plans                                                 --             98,211          1,019,333
                                                                          ----------         ----------        -----------
         Adjusted weighted average shares                                 32,621,918         31,879,614         32,546,198
                                                                          ==========         ==========        ===========
         Diluted (loss) earnings per share                                    $(0.19)             $0.03              $0.20
                                                                          ==========         ==========        ===========

         Diluted (loss) earnings per share for the years ended June 30, 2002 and 2001, do not reflect the incremental shares from the assumed conversion of preferred stock (377,181 and 833,313 shares, respectively) as the effect of such inclusion would be anti-dilutive.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14: RESTRUCTURING AND OTHER CHARGES

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

Note 15: OTHER INCOME

         During the fiscal year 2002, the Company recorded as other income $1.8 million from the settlement of patent infringement claims related to chromium picolinate and a sale of assets. At June 30, 2002, cash proceeds of $0.6 million from the settlements remain to be collected.

Note 16: SEGMENT REPORTING

         Effective in fiscal 1999, the Company adopted FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which established revised standards for reporting information about operating segments. Pursuant to Statement No. 131, the Company's
         reporting   segments  are  nutritional   products  and   pharmaceutical
         products.

         A summary of business data for the Company's reportable segments for the fiscal years 2002, 2001, and 2000 follows. Information by business segment (in thousands):

                                                    2002          2001           2000
                                                    ----          ----           ----
        REVENUES
        Nutritional Products                      $14,237        $21,127       $32,224
        Pharmaceutical Products                       431          2,125           590
                                                  -------        -------       -------
                                                  $14,668        $23,252       $32,814
                                                  =======        =======       =======
        OPERATING (LOSS) INCOME

        Nutritional Products                      $(8,046)       $(2,876)       $6,978
        Pharmaceutical Products                       257          1,921            63
                                                  -------        -------       -------
                                                  $(7,789)         $(955)       $7,041
                                                  =======        =======       =======
        DEPRECIATION AND AMORTIZATION

        Nutritional Products                       $2,497         $3,216        $3,918
        Pharmaceutical Products                       122            143           151
                                                  -------        -------       -------
                                                   $2,619         $3,359        $4,069
                                                  =======        =======       =======
        SEGMENT ASSETS

        Nutritional Products                      $27,186        $37,698
        Pharmaceutical Products                       914          1,189
                                                  -------        -------
                                                  $28,100        $38,887

        CAPITAL EXPENDITURES

        Nutritional Products                       $3,044         $5,013        $4,740
        Pharmaceutical Products                        --             --            --
                                                  -------        -------       -------
                                                       --             --            --
                                                   $3,044         $5,013        $4,740
                                                  =======        =======       =======

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16: SEGMENT REPORTING (CONTINUED)

         Information by geographic segment (in thousands):

         Geographic information about the Company's revenues, which is based on the location of the buying organization, is presented below:

                                               2002        2001           2000
                                               ----        ----           ----
         REVENUES

         United States                       $13,950      $21,526       $31,533
         United Kingdom                          718        1,726         1,281
                                             -------      -------       -------
                                             $14,668      $23,252       $32,814
                                             =======      =======       =======
         PROPERTY AND EQUIPMENT, NET

         United States                          $654         $633
         United Kingdom                           --           --
                                             -------      -------
                                                $654         $633
                                             =======      =======

         One nutritional product segment customer accounted for approximately 28%, 29% and 19% of the segment revenue in fiscal 2002, 2001 and 2000, respectively

         Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes:

                                                                       2002        2001       2000
                                                                       ----        ----       ----
                      Total segment operating (loss) income         $(7,789)      $(955)     $7,041
                      Other, net                                      1,778       2,355         (37)
                                                                    -------      ------      ------
                      (Loss) Income before income taxes             $(6,011)     $1,400      $7,004
                                                                    =======      ======      ======

Note 17  GOODWILL

         The Company adopted SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. The initial step was completed in the first quarter of fiscal 2002. In addition, the Company assesses the impairment of identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the relevant assets may not be recoverable. Management's judgment regarding the existence of impairment is based on factors such as significant changes in the manner or the use of acquired assets or the Company's overall business strategy; significant negative industry or economic trends; significant declines in the Company's stock price for a sustained period and the Company's market capitalization relative to book value. Upon adoption, Goodwill in the amount of $4.1 million included in patents and trademarks since acquisition (although accounted for separately by the Company and included therein because of its estimated economic life) has been reclassified in the accompanying balance sheets in accordance with the requirements of SFAS No. 142. Due to declining market conditions, as well as a change in business strategy, it was determined that a $7.1 million impairment charge was warranted. The Company used a discounted cash flow analysis for purposes of estimating the fair value of its reporting unit. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows:

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17  GOODWILL (CONTINUED)

                                                                      Year-ended
                                                                       June 30,
                                                            2002         2001         2000
                                                            ----         ----         ----
        Reported net (loss) income:                       $(6,011)      $1,065       $6,490
          Add back goodwill amortization, net of tax          ---          475          250
                                                          -------       ------       ------
        Adjusted net income (loss)                        $(6,011)      $1,540       $6,740
                                                          =======       ======       ======
        Basic (loss) earnings per share:
          Reported net (loss) income                       $(0.19)       $0.03        $0.21
          Goodwill amortization, net of tax                   ---         0.02         0.01
                                                          -------       ------       ------
        Adjusted net (loss) income                         $(0.19)       $0.05        $0.22
                                                          =======       ======       ======
        Diluted earnings per share:
          Reported net (loss) income                       $(0.19)       $0.03        $0.20
          Goodwill amortization, net of tax                               0.02         0.01
                                                          -------       ------       ------
                                                               --
        Adjusted net (loss) income                         $(0.19)       $0.05       $0.21
                                                          =======       ======       ======

Note 18: PENSION PLAN

         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Union Employees (the "Pension Plan"), a defined benefit pension plan, as long as Burn Philp maintains the Pension Plan and owns at least 20% of the Company's outstanding Common Stock. Burns Philp currently holds approximately 24% of the Company's outstanding Common Stock.

         During fiscal 2002, 2001, and 2000, the Company made contributions to the Pension Plan of $106 thousand, $100 thousand and $104 thousand, respectively.

Note 19: INCOME TAXES

         Provisions for income taxes for the years ended June 30, 2002, 2001 and 2000 consist of the following (in thousands):

                                              2002           2001        2000
                                              ----           ----        ----
                      Current                 $725           $633         $523
                      Deferred                (725)          (298)         ---
                                              ----           ----        -----
                                              $---           $335         $523
                                              ====           ====        =====

          Income tax expense attributed to pre-tax income differed from the amounts computed by applying the US federal statutory tax rate to pre-tax income as a result of the following (in thousands):

                                                                                  2002       2001       2000
                                                                                  ----       ----       ----
                     Income taxes (benefit) at U.S. statutory rate              $(2,044)      $476     $2,381

                    Increase/reduction in income taxes resulting from:

                        Change in valuation allowance                             1,607       (263)        --
                        Utilization of operating loss carryforward                   --         --     (2,316)
                        Goodwill book basis in excess of tax                        263
                        State taxes, net of federal benefit                        (268)        26        420
                        Other items                                                 442         96         38
                                                                                -------      -----      -----
                                                                                $   ---      $ 335      $ 523
                                                                                =======      =====      =====

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19: INCOME TAXES (CONTINUED)

         The tax effects of temporary differences that give rise to deferred taxes and deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001 are presented below (in thousands):

                                                                                 2002        2001
                                                                                 ----        ----
                    Deferred tax assets:
                        Net operating loss carryforwards                         $ 515         $597
                        Accrued expenses                                           234          289
                        Allowance for doubtful accounts                              8           18
                        Inventory reserve                                           --           12
                        Intangible  assets,  principally due to amounts
                        capitalized for financial reporting purposes             1,370          742
                          Other                                                    118           --
                                                                               -------      -------
                    Total gross deferred tax assets                              2,245        1,658
                    Less valuation allowance                                    (1,607)      (1,360)
                                                                               -------      -------
                    Net deferred tax assets                                       $638         $298
                                                                               =======      =======
                    Deferred tax liabilities:

         Deferred tax assets are included in prepaid expense and other current assets

         At June 30, 2002, the Company has available, for state income tax purposes, net operating loss carry forwards of approximately $10.0 million expiring in varying amounts through 2015. Ultimate utilization of such net operating losses may be significantly curtailed if a significant change in ownership of the Company were to occur. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Note 20: COMMITMENTS AND CONTINGENT LIABILITIES

         In October 1995, the Company entered into an exclusive license agreement whereby the Company received a license to sell a patented salt alternative in the United States. During the term of the License, the Company agreed to pay a royalty of 4.5% of net sales of the salt alternative. The Company may terminate the License upon 60 days prior written notice. The Company is required to make royalty payments quarterly through 2007. In connection with this agreement, the Company recorded royalty expense of $0.2 million for the fiscal year ended June 30, 2002, and $0.5 million for the fiscal years ended June 30, 2001 and 2000. In addition, the Company has an exclusive license from the USDA for the duration of a patent that covered chromium picolinate and its uses. In connection with this agreement, the Company recorded royalty expense of $46 thousand; $0.7 million for the fiscal years ended June 30, 2001, 2000, respectively. These royalty amounts are included in selling, general and administrative expenses in the statement of operations.

         The Company has entered into various research and license agreements with certain universities to supplement the Company's research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon a percentage of product sales.

         The Company leases certain office space in the United States. The lease expires in the year 2006. Payments under this lease were approximately $0.5 million in fiscal 2002, $0.6 million in fiscal 2001, and $0.7 million in fiscal 2000. Future non-cancelable minimum payments under this lease are as follows (in thousands):

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20: COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

                                   YEAR           AMOUNT
                                   ----           ------
                                    2003            370

                                    2004            370

                                    2005            370

                                    2006            261
                                                  -----
                                    Total        $1,371
                                                 ======

Note 21: SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  2002       2001        2000
                                                                                  ----       ----        ----
        Supplemental disclosure of cash flow information (in thousands)
            Cash paid for interest                                                $ 62        $243       $390
            Cash paid for income taxes                                             504         146        382
        Supplemental schedule of non-cash financing activities:

            Obligation for purchase of property & equipment                         --         152        181
            Obligation for N21 contingent payment                                  369       1,938      3,143
            Obligation for Lite Bites contingent payment                           589         970        441
            Issuance of common stock for Series E conversion                        --         237        304
            Issuance of common stock for Series G conversion                        --         663        121
            Issuance of Series G preferred stock for Optimum
               Lifestyle, Inc. contingent payment                                   --         941        828


Note 22: RISKS AND UNCERTAINTIES

         The Company buys certain of its inventories from single suppliers. Management believes that other suppliers could provide similar products at comparable terms. As a result, management believes a change in suppliers would not disrupt on-going operations and would not affect operating results adversely.

Note 23: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      First         Second        Third        Fourth
          In Thousands, Except Per Share Data                        Quarter       Quarter       Quarter     Quarter (a)
          -----------------------------------                        -------       -------       -------     -----------
          FISCAL YEAR 2002
          ----------------
          Revenues                                                   $3,949        $2,912        $3,987        $3,820
          Gross Profit                                                2,709         2,041         2,713         2,861
          Income (loss) before Income Taxes                           1,996          (627)         (297)       (7,083)
          Net Income (loss)                                           1,277          (375)         (197)       (6,716)
          Net Income (loss) per common share:
              Basic                                                   $0.04        $(0.02)       $(0.01)       $(0.20)
              Diluted                                                 $0.04        $(0.02)       $(0.01)       $(0.20)

          FISCAL YEAR 2001
          ----------------
          Revenues                                                  $ 6,903       $ 4,610       $ 6,409       $ 5,330
          Gross Profit                                                5,189         3,483         4,496         3,868
          Income (loss) before Income Taxes                               9        (2,393)        2,820           964
          Net Income (loss)                                               6        (1,914)        2,258           715
          Net (loss) Income per common share:
              Basic                                                   $(0.0)       $(0.06)        $0.07         $0.02
              Diluted                                                 $(0.0)       $(0.06)        $0.07         $0.02

(a) The fourth quarter of fiscal year 2002 includes a $7.1 million non-cash charge for impairment of goodwill.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24: SUBSEQUENT EVENTS

         A.  ADOPTION OF SHAREHOLDERS RIGHTS PLAN

         The Company adopted a Shareholder Rights Plan on September 12, 2002. Under this plan, the Company will distribute, as a dividend, one preferred share purchase right for each share of Common Stock of the Company held by stockholders of record as of the close of business on September 25, 2002. The Rights Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on September 11, 2012.

         Each Right initially will entitle stockholders to buy one one-thousandth of a share of newly created Series H Participating Preferred Stock of the Company for $3.00. Each one one-thousandth of a share of the Preferred Stock is designed to be the functional equivalent of one share of Common Stock. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock (30% in the case of a person or group that is currently a 15% holder) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more the Company's Common Stock.

         If any person or group (an "Acquiring Person") becomes the beneficial owner of 15% or more of the Company's Common Stock (30% in the case of a person that is currently a 15% holder), then (1) the rights become exercisable for Common Stock instead of Preferred Stock, (2) the rights held by the Acquiring Person and certain affiliated parties become void, and (3) the rights held by others are converted into the right to acquire, at the purchase price specified in the Right, shares of Common Stock of the Company having a value equal to twice such purchase price. The Company will generally be entitled to redeem the Rights, at $.001 per right, until 10 days (subject to extension) following a public announcement that an Acquiring Person has acquired a 15% position.

         B. EMPLOYMENT AND CONSULTING AGREEMENTS

         The Company has entered into a three-year employment agreement with Gail Montgomery as President and Chief Executive Officer, effective as of September 1, 2002. The agreement provides for an annual salary of $275,000, $300,000, and $325,000 in the successive years under the agreement, and for performance bonuses based on achieving defined revenue targets. Ms. Montgomery is also entitled to additional payments equal to one year's salary plus an additional month of salary for defined years of service, if her employment is terminated without cause before the agreement expires, or if the Company fails to offer to enter into a new one-year agreement upon expiration. If Ms. Montgomery's employment is terminated or she resigns within six months after a change of control (as defined) the Company will pay to her 2.99 times her annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company in July 2002 granted to Ms. Montgomery options to purchase an aggregate of 1,175,000 shares of common stock at $0.39 per share, of which options to purchase 325,000 shares were granted subject to later approval by shareholders. If prior to September 10, 2003 the shareholders do not approve the grant to her of these 325,000 options, these options will convert to a stock appreciation right ("SAR") on the same general terms as would have applied to these options, except that upon exercise the Company will pay to her the SAR's in-the-money value in cash or common stock.

         The Company has entered into a three-year employment agreement with Andrew Wertheim as Chief Operating Officer, effective as of August 5, 2002. The agreement provides for an annual salary of $225,000, $250,000, and $275,000 in the successive years under the agreement, and for performance bonuses based on achieving defined revenue targets. Mr. Wertheim is also entitled to additional payments equal to one year's salary, if his employment is terminated without cause before the agreement expires. If Mr. Wertheim's employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company in August 2002 granted to Mr. Wertheim options to purchase an aggregate 675,000 shares of common stock at $0.36 per share,

         The Company entered into a four-year agreement with Benjamin Sporn effective September 1, 2002 which provides for his services as Senior Vice President, General Counsel, and Secretary as an employee during the first two years of the term and as General Counsel as a consultant during the balance of the term. Mr. Sporn's salary and fees will be $207,500, $225,000, $150,000 and $100,000 in successive years under the agreement, plus performance bonuses based on achieving defined revenue targets. Mr. Sporn is also entitled to additional payments equal to two years' salary if his employment is terminated without cause before the agreement expires. If Mr. Sporn's employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company in July 2002 granted to Mr. Sporn options to purchase an aggregate of 225,000 shares of common stock at $0.39 per share.

         C. STOCK OPTION PLAN

         The Company adopted a 2002 Inducement Stock Option Plan (the "Inducement Plan"). The Inducement Plan provides for the grant of options ("Options") to purchase shares of the Company's common stock ("Common Stock") to induce individuals to become employed by the Company. The aggregate number of shares of Common Stock which may become subject to Options, shall not exceed 2,500,000.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Nutrition 21, Inc.:

Under date of September 15, 2000, we reported on the consolidated statements of operations, stockholder's equity, and cash flows of Nutrition 21, Inc. and subsidiaries, formerly known as AMBI Inc., for the year ended June 30, 2000, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the year ended June 30, 2000, which report appears in the June 30, 2002 annual report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                          /s/ KPMG LLP

Stamford, CT
September 15, 2000

                                                                     SCHEDULE II

                               NUTRITION 21, INC.
                        VALUATION AND QUALIFYING ACCOUNTS




                                                                   Additions
                                             Balance        Charged to      Charged to
                                           Beginning of      Cost and          Other                     Balance End
                    Accounts                  Period         Expense         Accounts     Deductions      of Period
                    --------                  ------         -------         --------     ----------      ---------
  ($ in thousands)
  Year ended June 30, 2002
  Allowance for Doubtful Accounts             $   45           --               --         $   (26)        $   19
  Deferred Tax Valuation Allowance            $1,360           --              247              --         $1,607

  Year ended June 30, 2001
  Allowance for Doubtful Accounts             $  134            1               --         $   (90)        $   45
  Deferred Tax Valuation Allowance            $1,623           --               --         $  (263)        $1,360

  Year ended June 30, 2000
  Allowance for Doubtful Accounts             $  242           --               --         $  (108)        $  134
  Deferred Tax Valuation Allowance            $4,638           --               --         $(3,015)        $1,623