Form 10-Q
period 2002-09-30
NUTRITION 21 INC
filed 2002-11-13
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                New York                                 11-2653613
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          4 Manhattanville Road
           Purchase, New York                            10577-2197
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including Area Code:      (914) 701-4500
                                                    ----------------------------

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


The number of shares outstanding of Registrant's Common Stock as of November 13, 2002: 32,948,655.

                               NUTRITION 21, INC.

                                      INDEX


PART I    FINANCIAL INFORMATION                                             PAGE
------    ---------------------                                             ----

ITEM 1    Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets at September 30, 2002
               and June 30, 2002                                               3

          Consolidated Statements of Operations for the
               three months ended September 30, 2002 and 2001                  5

          Consolidated Statement of Stockholders' Equity for
               the three months ended September 30, 2002                       6

          Consolidated Statements of Cash Flows for the
               three months ended September 30, 2002 and 2001                  7

          Notes to Unaudited Consolidated Financial Statements                 8


ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       11

ITEM 3    Quantitative and Qualitative Disclosures
          About Market Risk                                                   14

ITEM 4    Controls and Procedures                                             14

PART II   OTHER INFORMATION
-------   -----------------

ITEM 1    Legal Proceedings                                                   15

ITEM 6    Exhibits and Reports on Form 8-K                                    15

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                         September 30,  June 30,
                                                              2002        2002
                                                         -------------  --------
                                                          (unaudited)   (Note 1)
ASSETS

Current assets:

  Cash and cash equivalents                                 $ 4,632      $ 3,974

  Short-term investments                                      1,000        1,000

  Accounts receivable (less allowance
    for doubtful accounts of $19)                             1,989        2,219

  Other receivables                                             624        1,097

  Inventories                                                   839        1,075

  Prepaid expenses and other current assets                     961          788
                                                            -------      -------
    Total current assets                                     10,045       10,153

Property and equipment, net                                     604          654

Patents and trademarks (net of accumulated
amortization of $13,302 at September 30, 2002
and $12,721 at June 30, 2002)                                16,627       17,073

Other assets                                                    218          220
                                                            -------      -------
TOTAL ASSETS                                                $27,494      $28,100
                                                            =======      =======


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                         September 30,  June 30,
                                                              2002        2002
                                                            -------     -------
LIABILITIES, AND STOCKHOLDERS' EQUITY                     (unaudited)   (Note 1)

Current liabilities;
    Accounts payable and accrued expenses                   $ 1,654     $ 2,102
    Contingent payments payable                                  36          43
    Preferred dividends payable                                   6           6
                                                            -------     -------
        Total current liabilities                             1,696       2,151

TOTAL LIABILITIES                                             1,696       2,151
                                                            -------     -------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value,
  authorized 5,000,000 shares

    Series G convertible preferred, 1,769 shares
    issued: 471 shares outstanding. (aggregate
    liquidation value- $477)                                    471         471
Common stock, $0.005 par value, authorized
    65,000,000 shares; 32,948,655 and 33,048,655
    shares issued and outstanding at September 30,
    2002 and June 30, 2002, respectively                        165         165

Additional paid-in capital                                   63,941      63,936

Accumulated deficit                                         (38,619)    (38,501)

Less treasury stock, at cost, 236,000 shares and
136,000 shares at September 30, 2002 and
June 30, 2002 respectively                                     (160)       (122)
                                                            -------     -------

TOTAL STOCKHOLDERS' EQUITY                                  $25,798     $25,949
                                                            -------     -------
     TOTAL LIABILITIES, AND STOCKHOLDERS' EQUITY            $27,494     $28,100
                                                            =======     =======


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                           2002          2001
                                                        ----------    ----------
Net sales                                                   $3,240        $3,795
Other revenues                                                  75           154
                                                        ----------    ----------
                                                             3,315         3,949
REVENUES
Cost of goods sold                                             809         1,240
                                                        ----------    ----------
GROSS PROFIT                                                 2,506         2,709
  Research and development expenses                            228           186

  Selling, general and administrative expenses               1,769         1,682

  Depreciation and amortization                                631           656
                                                        ----------    ----------

OPERATING (LOSS) INCOME                                       (122)          185

Interest income                                                 21            45
Interest expense                                                11            28
Other income, net                                               --         1,794
                                                        ----------    ----------

(LOSS) INCOME BEFORE INCOME TAXES                             (112)        1,996

Income taxes                                                    --           719
                                                        ----------    ----------

NET (LOSS) INCOME                                            $(112)       $1,277
                                                        ==========    ==========

  Basic (loss) earnings per share                           $(0.00)        $0.04
                                                        ==========    ==========

  Diluted (loss) earnings per share                         $(0.00)        $0.04
                                                        ==========    ==========

  Weighted average number of common shares - basic      32,863,962    32,337,731
                                                        ==========    ==========

  Weighted average number of common shares
  and equivalents - diluted                             32,863,962    33,647,111
                                                        ==========    ==========


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                   Additional
                                        Preferred Stock                              Paid-In    Accumulated   Treasury
                                           Series G           Common Stock           Capital      Deficit       Stock       Total

                                         SHARES     $         SHARES           $         $           $            $            $
                                         ------    ----     ----------       ----     -------     --------      -----      --------

Balance at June 30, 2002                   471     $471     33,048,655       $165     $63,936     $(38,501)     $(122)      $25,949

Preferred stock dividends declared          --       --             --         --          --           (6)        --            (6)

Issuance of warrants                        --       --             --         --           5           --         --             5

Repurchase of common stock for treasury     --       --       (100,000)        --          --           --        (38)          (38)

Net loss for the period                     --       --             --         --          --         (112)        --          (112)
                                           ---     ----     ----------       ----     -------     --------      -----      --------
Balance at September 30, 2002              471     $471     32,948,655       $165     $63,941     $(38,619)     $(160)      $25,798
                                           ===     ====     ==========       ====     =======     ========      =====      ========


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                             Three Months Ended
                                                                September 30,
                                                              2002        2001
                                                             ------      ------
Cash flows from operating activities:
  Net (loss) income                                          $ (112)     $1,277
  Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
    Depreciation and amortization                               631         656
    Gain on sale of assets                                       --         (40)
    Issuance of warrants                                          5          --
    Changes in operating assets and liabilities:
      Accounts receivable                                       230         797
      Other receivables                                         473        (945)
      Inventories                                               236         135
      Prepaid expenses and other current assets                (173)        (61)
      Other assets                                                2        (300)
      Accounts payable and accrued expenses                    (448)       (730)
                                                             ------      ------
        Net cash provided by operating activities               844         789
                                                             ------      ------
Cash flows from investing activities:
  Contingent payments for acquisition                           (43)         --
  Payments for patents and trademarks                           (99)        (86)
  Proceeds from sale of assets                                   --         100
                                                             ------      ------
    Net cash (used in) provided by investing activities        (142)         14
                                                             ------      ------
Cash flows from financing activities:
  Debt repayments                                                --        (375)
  Preferred stock dividends paid                                 (6)        (23)
  Repurchase of common stock for treasury                       (38)        (80)
  Redemption of redeemable preferred stock                       --         (88)
                                                             ------      ------
    Net cash used in financing activities                       (44)       (566)
                                                             ------      ------
Net increase in cash and cash equivalents                       658         237
Cash and cash equivalents at beginning of period              3,974       5,355
                                                             ------      ------
Cash and cash equivalents at end of period                   $4,632      $5,592
                                                             ======      ======


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 1    BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

          The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For  further   information,   refer  to  the  consolidated   financial
          statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002.

Note 2    SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

          In October 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and is effective for the Company's fiscal year beginning July 1, 2002. For the quarter ended September 30, 2002, there was no material impact as a result of the adoption of this standard.

Note 3    INVENTORIES

          The components of inventories at September 30, 2002 and June 30, 2002 were:

                                          September 30,   June 30,
                                              2002          2002
                                              ----         ------

               Raw materials                  $431         $  444
               Finished goods                  408            631
                                              ----         ------
               Total inventories              $839         $1,075
                                              ====         ======

Note 4    EARNINGS (LOSS) PER SHARE

          The following  table sets forth the  computation  of basic and diluted
          (loss) earnings per share for the periods indicated.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 4   EARNINGS (LOSS) PER SHARE , (CONTINUED)

                                                           Three months ended
                                                              September 30,
                                                            2002        2001
                                                         ----------  ----------
          Basic and diluted (loss) earnings per share:

          (Loss) income                                       $(112)     $1,277
            Less: Dividends on preferred shares                  (6)        (23)
                  Premium on redemption of
                    preferred stock                              --         (29)
                                                         ----------  ----------
          (Loss) income available to common stockholders      $(118)     $1,225
                                                         ==========  ==========

          Weighted average shares                        32,863,962  32,337,731
                                                         ==========  ==========
          Basic (loss) earnings per share                    $(0.00)      $0.04
                                                         ==========  ==========
          Diluted (loss) earnings per share:
          (Loss) income available to common stockholders      $(118)     $1,225
             Add:  Dividends on preferred stock                   6          23
                                                         ----------  ----------
          (Loss) income available to common stockholders      $(112)     $1,248
                                                         ----------  ----------
          Weighted average shares:                       32,863,962  32,337,731
            Plus incremental shares from
            assumed conversions:
              Preferred stock                                    --   1,217,129
              Stock option plans                                 --      92,251
                                                         ----------  ----------
          Adjusted weighted average shares               32,863,962  33,647,111
                                                         ==========  ==========
          Diluted (loss) earnings per share                  ($0.00)      $0.04
                                                         ==========  ==========

          Diluted loss per share for the three-month period ended September 30, 2002, does not reflect the incremental shares from the assumed conversion of preferred stock (376,800 shares), as the effect of such inclusion would be anti dilutive and thus reduce the loss per share.

Note 5    INCOME TAXES

          The effective tax rate for the three-month periods ended September 30, 2002 and 2001 was 0% and 36%, respectively. The difference in tax rates is primarily due to changes in the deferred tax valuation allowance.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 6    SEGMENT REPORTING

          A summary of business data for the Company's reportable segments is as follows:

          Information by business segment (in thousands):

                                                              Three months ended
                                                                 September 30,
                                                                 2002     2001
                                                                ------   ------
          REVENUES
          Nutritional Products                                  $3,225   $3,884
          Pharmaceutical Products                                   90       65
                                                                ------   ------
                                                                $3,315   $3,949
                                                                ======   ======

          OPERATING (LOSS) INCOME
          Nutritional Products                                    (170)  $  162
          Pharmaceutical Products                                   48       23
                                                                ------   ------
                                                                $ (122)  $  185
                                                                ======   ======

          The operations of the Company are principally in the United States.

          One nutritional products segment customer accounted for approximately 18% and 28% of the segment revenues in the three-month periods ended September 30, 2002 and September 30, 2001, respectively.


Note 7    SUPPLEMENTAL CASH FLOW INFORMATION


                                                              Three months Ended
                                                                 September 30,
                                                                 2002     2001
                                                                 ----    ------
          Supplemental disclosure of cash flow information:
            Cash paid for interest                               $  7    $   22

            Cash paid for income taxes                           $ --    $  502

          Supplemental schedule of non-cash
          financing activities:
            Obligation for purchase of property and equipment    $ --    $  144
            Obligation for N21 contingent payments               $ 36    $1,701
            Obligation for Lite Bites contingent payment         $ --    $  663

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

          GENERAL

          The Company's revenues have been primarily derived from the sale of nutrition products to manufacturers of vitamin and mineral supplements and sales of nutrition bars and other related dietary supplement products marketed under the trademark "Lite Bites" (the "Lite Bites Business") through a previously exclusive relationship with QVC. Inc ("QVC"). The Company has, in addition, received royalty and license income from users of its patented technology.

          Cost of goods sold includes both direct and indirect manufacturing costs. Research expenses include internal expenditures as well as expenses associated with third party providers. Selling, general and administrative expenses include salaries and overhead, third party fees and expenses, royalty expenses for licenses and trademarks, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and trademarks, and amortizes them, over periods of three to fifteen years.

          RESULTS OF OPERATIONS

          REVENUES

          Net sales for the three months ended September 30, 2002 were $3.2 million, a decrease of $0.6 million when compared to $3.8 million for the same period a year earlier. The decrease is due primarily to softness in sales of nutrition bars and other related dietary supplement products sold through QVC. Partially offsetting the decrease was a 17% increase in the volume of chromium picolinate sold in the three months ended September 30, 2002 when compared to the same period a year earlier.

          Other revenues of 75 thousand for the three months ended September 30, 2002, declined 79 thousand when compared to $0.2 million for the same period a year ago. Royalty fee income due from a customer was lower in the current quarter when compared to the same period a year earlier.

          COST OF GOODS SOLD

          Cost of goods sold for the three months ended September 2002 was $0.8 million, a decrease of $0.4 million when compared to $1.2 million for the same period a year ago. The reduction in cost of goods primarily reflects the lower sales for the quarter ended September 30, 2002. Gross margins on product sales were 75.0% and 67.3% for the three months ended September 30, 2002 and 2001, respectively. The improvement in gross margin is due primarily to the mix of products sold in the current quarter compared to the same period a year ago.

          RESEARCH AND DEVELOPMENT EXPENSES

          Research costs of $0.2 million for the three months ended September 30, 2002, were the same as the research costs for the same period a year ago. Our continued emphasis on focused spending for research related activities, was the primary reason for no change. The Company anticipates increased research spending in connection with its new business initiative.

          SELLING GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

          SG&A expenses for the three months ended September 30, 2002 were $1.8 million, an increase of $0.1 million when compared to $1.7 million for the same period a year ago. One-time charges for personnel related activities associated with its new business development initiatives was the primary reason for the increase.

          DEPRECIATION AND AMORTIZATION

          Depreciation and amortization for the three months ended September 30, 2002 and September 30, 2001, were $0.6 and $0.7 million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          OPERATING (LOSS) INCOME

          Operating (loss) for the three months ended September 30, 2002 was $0.1 million compared to operating income of $0.2 million for the same period a year ago. Lower revenues and a modest increase in SG&A were the primary reasons for the shortfall.

          INTEREST INCOME, NET OF INTEREST EXPENSE, AND OTHER INCOME, NET

          Interest income, net of expense of $10 thousand for the three months ended September 30, 2002, declined $7 thousand when compared to the net of $17 thousand for the same period a year ago. Interest rates were lower in the three months ended September 30, 2002, when compared to the comparable period a year ago.

          Other income for the three months ended September 30, 2001, was $1.8 million due primarily to amounts earned on the settlement of patent infringement lawsuits, and gains resulting from licensing its rights to sell lysostaphin for research purposes to an officer of the Company. There were no such transactions in the three months ended September 30, 2002.

          INCOME TAXES

          There were no income taxes for the three month period ending September 30, 2002, compared to income taxes of $0.7 million for the same period a year ago. The benefit is due to lower profitability in the three months ended September 30, 2002. The effective tax rates were 0% and 36% for the three month periods ending September 30, 2002 and 2001, respectively. At September 30, 2002, the difference between the federal statutory rate of 34% and the actual tax rate is primarily due to changes in the deferred tax asset valuation allowance.

          BUSINESS SEGMENTS

          The Company operates in two business segments, Nutritional Products and Pharmaceutical Products.

          NUTRITIONAL PRODUCTS

          Nutritional product revenues for the three months ended September 30, 2002, were $3.2 million, a decrease of $0.7 million when compared to $3.9 million for the same period a year ago. The decrease in revenues is primarily due to lower sales of nutrition bars and related dietary supplement products through QVC.

          Nutritional products operating loss was $170 thousand for the three months ended September 30, 2002 as compared to operating income of $162 thousand for the same period a year ago. The decline in product sales and the lack of significant license fees earned in the current quarter were the primary reasons for the shortfall.

          PHARMACEUTICAL PRODUCTS

          Pharmaceutical product revenues were $90 thousand for the three months ended September 30, 2002, compared to $65 thousand in the comparable period a year ago.

          Pharmaceutical products operating income was $48 thousand and $23 thousand, for the three months ended September 30, 2002 and 2001, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents and short-term investments at September 30, 2002 were $5.6 million compared to $5.0 million at June 30, 2002. As of September 30, 2002, the Company had a working capital surplus of $8.3 million compared to a $8.0 million surplus as of June 30, 2002. The working capital increase was due primarily to, reductions in current liabilities.

          During the three months ended September 30, 2002, net cash of $142 thousand was used in investing activities compared to net cash of $14 thousand provided by investing activities for the comparable period a year ago. Funds received from the licensing of the Company's remaining rights to use lysostaphin for research purposes in the three months ended September 30, 2001, did not recur in the current period.

          Cash used in financing activities for the three months ended September 30, 2002 was $44 thousand compared to $0.6 million for the same period a year ago. No proceeds were used for the redemption of preferred stock or debt repayment, and less proceeds were used for the repurchase of common stock.

          The Company's primary sources of financing are cash generated from continuing operations and up to a $4.0 million revolving line of credit with Fleet National Bank. At September 30, 2002, the availability under the revolving line of credit was $1.8 million. At September 30, 2002, the Company had no borrowings under the revolving line of credit.

          The Company believes that cash generated from operations and cash available under the line of credit will provide sufficient liquidity to fund operations in the short-term

          Future acquisition activities and any increases in marketing and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on reasonable terms.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


          Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.


ITEM 4 -  CONTROLS AND PROCEDURES

          Nutrition 21, Inc., under the direction of the Chief Executive Officer and Principal Financial Officer, has reviewed and evaluated its disclosure controls and procedures and believes as of the date of management's evaluation, that Nutrition 21, Inc's disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended. The review and evaluation was performed within 90 days prior to the filing of this report.


          There have not been any significant changes in Nutrition 21, Inc's internal controls or any other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

         The company in the ordinary course of its business has brought patent infringement actions against companies that it believes have sold chromium picolinate in violation of the Company's patent rights. As of this date, the Company has two actions pending and is evaluating bringing additional actions.




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

         99.1 Certification of President and Chief Executive Officer
         99.2 Certification of Principal Financial Officer

    (B)  REPORTS

         The Company filed a report on Form 8-K on September 18, 2002, relating to a Rights Agreement, and Amended and Restated By-laws, adopted September 12, 2002. The report was filed as an Exhibit to the Company's Form 10-K for the Fiscal Year Ended June 30, 2002.

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





                                                              NUTRITION 21, INC.
                                                              ------------------
                                                                  Registrant






Date:  November 13, 2002            By: /s/ GAIL MONTGOMERY
                                        -------------------
                                        Gail Montgomery
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ ALAN J. KIRSCHBAUM
                                        ----------------------------------------
                                        Alan J. Kirschbaum
                                        Sr. Vice President, Finance and Treasury
                                        (Principal Financial Officer)

CERTIFICATIONS

I, Gail Montgomery, President and Chief Executive Officer of Nutrition 21, Inc., certify that:

1. I have reviewed this quarterly r report on Form 10-Q of Nutrition 21, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                    /s/ GAIL MONTGOMERY
                                           -------------------
                                           President and Chief Executive officer

I, Alan J. Kirschbaum, Senior Vice President Finance and Treasurer, and Principal Financial Officer of Nutrition 21, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-K of Nutrition 21, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002              /s/ ALAN J. KIRSCHBAUM
                                     ----------------------
                                     Senior Vice President Finance and Treasury,
                                     and Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit   Description
------    ----------------------------------------------------------------------

99.1      Certification of President and Chief Executive Officer

99.2      Certification of Principal Financial Officer