Form 10-Q
period 2002-12-31
NUTRITION 21 INC
filed 2003-02-13
CIK 744962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                  New York                                11-2653613
--------------------------------------------      ------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                       Identification No.)

         4 Manhattanville Road
         Purchase, New York                               10577-2197
-----------------------------------------         -----------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including Area Code:        (914) 701-4500
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


The number of shares outstanding of Registrant's Common Stock as of February 12, 2003: 33,602,990.

                               NUTRITION 21, INC.

                                      INDEX


    PART I      FINANCIAL INFORMATION                                                             PAGE
    ------      ---------------------                                                             ----

    ITEM 1      Consolidated Financial Statements (unaudited)


                Consolidated Balance Sheets at December 31, 2002
                   and June 30, 2002                                                                3


                Consolidated Statements of  Operations for the three
                   and six months ended December 31, 2002 and 2001                                  5


                Consolidated Statement of Stockholders' Equity for
                   the six months ended December 31, 2002                                           6


                Consolidated Statements of Cash Flows for the six
                   months ended December 31, 2002 and 2001                                          7


                Notes to Consolidated Financial Statements                                          8


     ITEM 2    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                    12

     ITEM 3    Quantitative and Qualitative Disclosures
                  About Market Risk                                                                15

     ITEM 4    Controls and Procedures                                                             15

     PART II   OTHER INFORMATION
     -------   -----------------

     ITEM 1    Legal Proceedings                                                                   16

     ITEM 2    Changes in Securities and Use of Proceeds                                           16

     ITEM 5    Other Information                                                                   16

     ITEM 6    Exhibits and Reports on Form 8-K                                                    16


                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                        December 31,        June 30,
                                                                                            2002              2002
                                                                                            ----              ----
                                                                                         (unaudited)        (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                                               $5,140             $3,974

    Short-term investments                                                                     200              1,000
    Accounts receivable (less allowance for doubtful accounts of $19
    at December 31, 2002 and June 30, 2002, respectively)                                    1,616              2,219

    Other receivables                                                                          299              1,097

    Inventories                                                                                792              1,075

    Prepaid expense and other current assets                                                 1,108                788
                                                                                             -----                ---

         Total current assets                                                                9,155             10,153

Property and equipment, net                                                                    599                654
Patents and trademarks (net of accumulated amortization of
$14,016 at December 31, 2002 and $12,721 at June 30, 2002)                                  15,997             17,073

Other assets                                                                                   218                220
                                                                                               ---                ---

TOTAL ASSETS                                                                               $25,969            $28,100
                                                                                           =======            =======


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          December 31,        June 30,
                                                                                              2002              2002
                                                                                              ----              ----
LIABILITIES AND STOCKHOLDERS' EQUITY                                                      (unaudited)         (Note 1)

Current liabilities;
      Accounts payable and accrued expenses                                                    $2,396          $2,102
      Contingent payments payable                                                                  27              43
      Preferred dividends payable                                                                   5               6
                                                                                               ------           -----
             Total current liabilities                                                          2,428           2,151

TOTAL LIABILITIES                                                                               2,428           2,151
                                                                                                -----           -----
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares

    Series G convertible preferred, 1,769 shares issued: 188 shares and 471 shares outstanding at December 31, 2002 and June 30, 2002, respectively
    (aggregate liquidation value - $193)                                                          188             471

Common stock, $0.005 par value, authorized 65,000,000 shares;

    33,838,990 shares issued at December 31, 2002 and 33,048,655
    shares issued at June 30, 2002.                                                               168             165

Additional paid-in capital                                                                     64,240          63,936

Accumulated deficit                                                                          (40,895)        (38,501)

Less treasury stock, at cost, 236,000 shares                                                    (160)           (122)
                                                                                              -------         -------
TOTAL STOCKHOLDERS' EQUITY                                                                    $23,541         $25,949
                                                                                              -------         -------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $25,969         $28,100
                                                                                              =======         =======

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                     Three Months Ended                           Six Months Ended
                                                        December 31,                                 December 31
                                                  2002                  2001                   2002                  2001
                                                  ----                  ----                   ----                  ----
Net sales                                       $2,284                $2,837                 $5,523                $6,632
Other revenues                                      50                    75                    125                   229
                                                    --                    --                    ---                   ---

REVENUES                                         2,334                 2,912                  5,648                 6,861

Cost of goods sold                                 982                   871                  1,790                 2,111
                                                   ---                   ---                  -----                 -----
GROSS PROFIT                                     1,352                 2,041                  3,858                 4,750

  Research and development
  expenses                                         611                   225                    840                   410
  Selling, general and administrative
  expenses                                       2,255                 1,776                  4,022                 3,458
  Depreciation and amortization                    766                   665                  1,397                 1,321
                                                   ---                   ---                  -----                 -----

OPERATING LOSS                                 (2,280)                 (625)                (2,401)                 (439)

Interest income                                     20                    20                     41                    65
Interest expense                                    10                    22                     22                    50
Other income, net                                   --                    --                     --                 1,794
                                                    --                    --                     --                 -----

(LOSS) INCOME BEFORE
INCOME TAXES                                    (2,270)                 (627)                (2,382)                 1,370

Income tax (benefit)                                --                 (252)                     --                   466
                                                    --                 -----                     --                   ---

NET (LOSS) INCOME                             $(2,270)                $(375)              $ (2,382)                  $904
                                              ========                ======              =========                  ====

  Basic (loss) earnings per share              $(0.07)               $(0.02)                $(0.07)                 $0.02
                                               =======               =======                =======                 =====

  Diluted (loss) earnings per share
                                               $(0.07)               $(0.02)                $(0.07)                 $0.02
                                               =======               =======                =======                 =====

  Weighted average number of common
  shares - basic                            33,041,115            32,242,337             33,020,538            32,291,648
                                            ==========            ==========             ==========            ==========

  Weighted average number of common
  shares and equivalents - diluted
                                            33,041,115            32,242,337             33,020,538            32,308,400
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

                               NUTRITION 21, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                Additional
                                     Preferred Stock                              Paid-In     Accumulated      Treasury
                                         Series G          Common Stock           Capital        Deficit        Stock        Total
                                         --------          ------------           -------        -------        -----        -----

                                     Shares      $      Shares          $             $             $             $            $
                                     ------      -      ------          -             -             -             -            -

Balance at June 30, 2002               471      $471    33,048,655      $165       $63,936       $(38,501)    $ (122)       $25,949

Preferred stock dividends declared      --        --      --              --            --            (12)          --         (12)

Issuance of warrants                    --        --      --              --            24              --          --           24

Conversion of Series G stock to
common stock                         (283)     (283)      654,335          3           280              --          --           --

Repurchase of common stock for
treasury                                --        --     (100,000)        --            --              --        (38)         (38)

Net loss for the period                 --        --        --            --            --         (2,382)          --      (2,382)
                                       ---      ----    ----------      ----       -------       --------       ------      -------

Balance at December 31, 2002           188      $188    33,602,990      $168       $64,240       $(40,895)      $(160)      $23,541
                                       ===      ====    ==========      ====       =======       =========      ======      =======



          See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                          Six Months Ended
                                                                                                            December 31,
                                                                                                        2002             2001
                                                                                                        ----             ----
Cash flows from operating activities:
    Net (loss) income                                                                                $(2,382)             $904
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                                   1,397            1,321
        Gain on sale of assets                                                                              -             (40)
        Issuance of warrants                                                                               24               --
        Changes in operating assets and liabilities:
           Accounts receivable                                                                            603            2,067
           Other receivables                                                                              798               76
           Inventories                                                                                    283              125
           Prepaid and other current assets                                                             (320)             (36)
           Other assets                                                                                     2                4
           Accounts payable and accrued expenses                                                          293          (1,589)
                                                                                                          ---          -------
               Net cash provided by operating activities                                                  698            2,832
                                                                                                          ---            -----

Cash flows from investing activities:
    Contingent payments for acquisitions                                                                 (79)          (1,512)
    Purchases of property and equipment                                                                  (46)              (6)
    Payments for patents and trademarks                                                                 (157)            (131)
    Proceeds from sale of assets                                                                           --              100
    Proceeds from investments                                                                             800               --
                                                                                                          ---               --
        Net cash provided by (used in) investing activities                                               518          (1,549)
                                                                                                          ---          -------
Cash flows from financing activities:
    Debt repayments                                                                                        --          (1,125)
    Preferred stock dividends paid                                                                       (12)             (43)
    Purchase of common stock for treasury                                                                (38)            (122)
    Redemption of redeemable preferred stock                                                               --            (345)
                                                                                                           --            -----
        Net cash used in financing activities                                                            (50)          (1,635)
                                                                                                         ----          -------

Net increase (decrease) in cash and cash equivalents                                                    1,166            (352)
Cash and cash equivalents at beginning of period                                                        3,974            5,355
                                                                                                        -----            -----
Cash and cash equivalents at end of period                                                             $5,140           $5,003
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

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 1    BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

          The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For  further   information,   refer  to  the  consolidated   financial
          statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2002.


Note 2    SIGNIFICANT ACCOUNTING PRONOUNCEMENTS
          -------------------------------------

          In October 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and is effective for the Company's fiscal year beginning July 1, 2002. For the three and six month periods ended December 31, 2002, there was no material impact as a result of the adoption of this standard.

Note 3    INVENTORIES
          -----------

          The components of inventories at December 31, 2002 and June 30, 2002 were:

                                                           December 31,         June 30,
                                                               2002               2002
                                                               ----               ----

          Raw materials                                        $401                $444
          Finished goods                                        391                 631
                                                                ---                 ---
          Total inventories                                    $792              $1,075
                                                               ====              ======

Note 4    REDEEMABLE PREFERRED STOCK
          --------------------------

          During the six month period ended December 31, 2002, 283 shares of the Company's Series G Preferred Stock were converted into 654,335 shares of the Company's common stock.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 5    EARNINGS PER SHARE
          ------------------

          The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated.

        Basic and diluted earnings (loss) per               Three months ended                    Six months ended
        share:                                                 December 31,                         December 31,
                                                             2002              2001              2002              2001
                                                             ----              ----              ----              ----
        Net (loss) income                                $(2,270)            $(375)          $(2,382)              $904
            Less: Dividends on preferred shares               (5)              (17)              (11)              (40)
                 Premium on redemption of
                 preferred stock                               --              (85)                --             (115)
                                                               --              ----                --             -----
        Net (loss) income available to common
        stockholders                                     $(2,275)            $(477)          $(2,393)              $749
                                                         ========            ======          ========              ====

        Weighted average shares:                       33,041,115        32,242,337        33,020,538        32,291,648
                                                       ==========        ==========        ==========        ==========

        Basic (loss) earnings per share                   $(0.07)           $(0.02)           $(0.07)             $0.02
                                                          =======           =======           =======             =====
        Diluted (loss) earnings per share
        computation:
        Net (loss) income available to common
        stockholders                                     $(2,275)            $(477)          $(2,393)              $749

          Add:  Dividends on preferred stock                   --                --                --                --
                                                               --                --                --                --
        Net (loss) income available to common
        stockholders                                     $(2,393)            $(477)          $(2,393)              $749
                                                         ========            ======          ========              ====

        Weighted average shares:                       33,041,115        32,242,337        33,020,538        32,291,648
          Plus incremental shares from assumed
          conversions:
            Preferred stock                                    --                --                --                --
            Stock option plans                                 --                --                --            16,752
                                                               --                --                --            ------
        Adjusted weighted average shares               33,041,115        32,242,337        33,020,638        32,308,400
                                                       ==========        ==========        ==========        ==========

        Diluted (loss) earnings per share                 $(0.07)           $(0.02)           $(0.07)             $0.02
                                                          =======           =======           =======             =====

          Diluted (loss) earnings per share for the three month and six month periods ended December 31, 2002 and 2001, does not reflect the incremental shares from the assumed conversion of preferred stock (1,079,692 and 1,247,756 and 178,522 and 614,617 shares, respectively)
          as the effect of such inclusion would be antidilutive.

Note 6    RESEARCH AND DEVELOPMENT AGREEMENTS
          -----------------------------------

          The Company's strategy for this quarter and the next four quarters includes a larger commitment, relative to the prior year, to spending on research and development targeted at validating earlier findings focused on disease specific conditions in the areas of diabetes and depression. The Company entered into an agreement with Comprehensive NeuroSciences, Inc., a contract research organization in the neurosciences field, to perform studies related to the Company's anti-depressant technology to be completed not later than December 31, 2004. The Company entered into an agreement with Diabetex, Inc., a diabetes disease management company, to perform studies related to the Company's technology addressing blood glucose support for people with diabetes to be completed not later than December 31, 2004. The Company expects to launch these products under the Dietary Supplement Health and Education Act (DSHEA) regulatory pathway, which customarily requires only nominal research to support safety and label claims and is less costly and time consuming than that required for drug development. The larger scale studies are being conducted to secure medical acceptance and adoption as treatment protocols. The Company's spending in this area of new technology, however, is discretionary and is subject to the availability of funds. There can be no assurances that the Company's disease specific product development efforts will be successfully completed or that the products will be successfully manufactured or marketed.


Note 7    OTHER INCOME
          ------------

          In the six month period ended December 31, 2001, the Company recorded as other income $1.8 million from the settlement of patent infringement claims related to chromium picolinate and a sale of assets.

Note 8    INCOME TAXES
          ------------

          The effective tax rates for the six-month periods ended December 31, 2002 and 2001 were 0.0% and 34.0%, respectively. The difference in tax rates is primarily due to changes in the deferred tax valuation allowance.

Note 9    SEGMENT REPORTING
          -----------------

          A summary of business data for the Company's reportable segments is as follows:

          Information by business segment (in thousands):

                                                                        Three months ended               Six months ended
                                                                           December 31,                    December 31,
                                                                        2002            2001           2002             2001
                                                                        ----            ----           ----             ----
               Revenues
               --------
               Nutritional Products                                   $2,284          $2,791         $5,508           $6,675
               Pharmaceutical Products                                    50             121            140              186
                                                                          --             ---            ---              ---
                                                                      $2,334          $2,912         $5,648           $6,861
                                                                      ======          ======         ======           ======

               Operating Income (Loss)
               -----------------------
               Nutritional Products                                 $(2,298)                       $(2,467)           $(396)
                                                                                       $(683)
               Pharmaceutical Products                                    18              58             66             (43)
                                                                          --              --             --             ----
                                                                    $(2,280)          $(625)       $(2,401)           $(439)
                                                                    ========          ======       ========           ======

          The operations of the Company are principally in the United States.

          One nutritional product segment customer accounted for approximately 38% of the segment revenues in the six month period ended December 31, 2002.

Note 10   SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

                                                                            Six months ended
                                                                             December 31 ,

                                                                             2002       2001
                                                                             ----       ----
         Supplemental disclosure of cash flow information:
               Cash paid for interest                                       $12          $50
               Cash paid for income taxes                                   $41         $759

         Supplemental schedule of non-cash financing activities:
               Obligation for purchase of property and equipment            $--         $137
               Obligation for N21 contingent payments                       $18         $217
               Obligation for Lite Bites contingent payment                 $--         $915
               Issuance of common stock for Series E conversion             $--         $194



                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note  11  RELATED PARTY TRANSACTIONS
          --------------------------

          On January 14, 2003, the Company entered into a financial advisory and investment banking services agreement with C. E. Unterberg, Towbin. The agreement has a one-year term and provides for a monthly retainer, and additional remuneration upon the sale of securities to investors. The agreement is terminable on thirty days notice and the retainer payments cease upon termination of the agreement. John H. Gutfreund is Senior Managing Director and Executive Committee member of C. E. Unterberg, Towbin and is Chairman of the Company's board of directors.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


          The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

          General

          The Company's revenues have been primarily derived from: (i) the sale of nutrition products to manufacturers of vitamin and mineral supplements ("Nutrition Products"), and (ii) the sale of nutrition bars and other related dietary supplement products marketed under the trademarks "Lite Bites" and "Brite Bites" (the "Lite Bites Business"). The Company has, in addition, received royalty and license income from users of its patented technology ("Pharmaceutical Products").

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

          Results of Operations

          Revenues
          --------

          Net sales for the three and six month periods ended December 31, 2002 of $2.3 million and $5.5 million, respectively, decreased $0.5 million and $1.1 million, respectively, when compared to $2.8 million and $6.6 million for the same periods a year ago. The decrease is due primarily to a temporary hiatus of the sale of Lite Bites products through QVC as a result of a restaging of the QVC product lineup, and planning for expansion to retail outlets. Nutrition Products revenue nominally increased for the period, despite an erosion of our customers' business in the "weight-loss" category due to the discontinuation of their products formulated with Ephedra.

          Other revenues of $50 thousand and $125 thousand for the three and six month periods ended December 31, 2002, respectively, declined slightly when compared to the same periods a year ago. License fee income earned was lower in the three and six month period ended December 21, 2002 when compared to the same periods a year ago.

          Cost of goods sold
          ------------------

          Cost of goods sold for the three and six month periods ended December 2002 were $1.0 million and $1.8 million, compared to $0.9 million and $2.1 million, respectively, for the same periods a year ago. Cost of goods primarily reflects the impact of lower sales for the six months ended December 31, 2002. Gross margin on product sales of 57.0% and 67.6% for the three and six month periods ended December 31, 2002, respectively, declined 12.3 and 0.6 percentage points, respectively, when compared to the same periods a year earlier. The change is due partly to development costs associated with the restaging of the new QVC product lineup and the Lite Bites expansion into retail, as well as an increase in provision for returned goods. An additional change is due partly to product mix, with lower margin products accounting for a greater proportion of the Company's revenues.

          Research and development expenses
          ---------------------------------

          Research costs of $0.6 million and $0.8 million for the three and six-month periods ended December 31, 2002, respectively, increased $0.4 million and $0.4 million, respectively, when compared to $0.2 million and $0.4 million, respectively, for the same periods a year ago. The increase is due primarily to spending to validate two new chromium Nutrition Products applications in diabetes and depression.

          The Company's strategy for this quarter and the next four quarters includes a larger commitment, relative to the prior year, to spending on research and development targeted at validating earlier findings focused on disease specific conditions in the areas of diabetes and depression. The Company entered into an agreement with Comprehensive NeuroSciences, Inc., a contract research organization in the neurosciences field, to perform studies related to the Company's anti-depressant technology to be completed not later than December 31,

          2004. The Company entered into an agreement with Diabetex, Inc., a diabetes disease management company, to perform

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          studies related to the Company's technology addressing blood glucose support for people with diabetes to be completed not later than December 31, 2004. The Company expects to launch these products under the Dietary Supplement Health and Education Act (DSHEA) regulatory pathway, which customarily requires only nominal research to support safety and label claims and is less costly and time consuming than that required for drug development. The larger scale studies are being conducted to secure medical acceptance and adoption as treatment protocols. The Company's spending in this area of new technology, however, is discretionary and is subject to the availability of funds. There can be no assurances that the Company's disease specific product development efforts will be successfully completed or that the products will be successfully manufactured or marketed.

          Selling general and administrative expenses (SG&A)
          --------------------------------------------------

          SG&A expenses for the three and six month periods ended December 31, 2002 of $2.3 million and $4.0 million, respectively, increased $0.5 million and $0.5 million, respectively, when compared to $1.8 million and $3.5 million in the same periods a year ago. Charges for personnel and personnel related costs as well as activities associated with the Company's transition to retail expansion for the Lite Bites Business and organizational expansion to support the Company's planned launch of new chromium based nutrition products were the primary reasons for the increase.

          Depreciation and amortization
          -----------------------------

          Depreciation and amortization for the three and six month periods ended December 31, 2002 were $0.8 million and $1.4 million, respectively, compared to $0.7 million and $1.4 million, respectively, for the same periods a year ago.

          Operating Loss
          --------------

          Operating loss for the three and six month periods ended December 31, 2002 was $2.3 million and $2.4 million, respectively, compared to an operating loss of $0.6 million and $0.4 million, respectively, for the same periods a year ago. Lower revenues and product mix combined with increases in operating expenses for our new chromium based nutrition products were the primary reasons for the shortfall.

          Interest income, Interest expense and Other income, net
          -------------------------------------------------------

          Interest income, net of interest expense for the three and six month periods ended December 21, 2002 was $20 thousand and $19 thousand, respectively, compared to interest expense, net of interest income of $2 thousand and interest income, net of interest expense of $15 thousand for the same periods a year ago. Levels of cash on hand in fiscal 2003 were higher than the comparable periods a year ago.

          Other income for the six months ended December 31, 2001, was $1.8 million primarily from amounts earned on the settlement of patent infringement lawsuits, as well as gains resulting from licensing certain rights to sell lysostaphin for research purposes to an Officer of the Company.

           Income tax (benefit)
           --------------------

          There were no income taxes for the three and six month periods ended December 31, 2002 compared to an income tax benefit of $0.3 million for the three months ended December 31, 2001 and an income tax provision of $0.5 million for the six months ended December 31, 2001. The effective tax rate was 0% for the three and six months ended December 31, 2002. At December 31, 2002, the difference between the federal statutory rate of 34% and the actual rate is primarily due to changes in the deferred tax asset valuation allowance.

           Business Segment
           ----------------

          The Company operates in two business segments, Nutritional Products and Pharmaceutical Products.

          Nutritional Products
          --------------------

          Nutritional product revenues for the three and six month periods ended December 31, 2002, were $2.3 million and $5.5 million, respectively, a decrease of $0.5 million and $1.2 million, respectively, when compared to $2.8 million and $6.7 million, respectively, for the same periods a year ago. The decrease in revenues is primarily due to lower

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          sales of nutrition bars and related supplement products through QVC, as a result of a temporary hiatus of QVC airings due to a restaging of the QVC lineup.


          Nutritional products operating loss was $2.3 million and $2.5 million, respectively, for the three and six month periods ended December 31, 2002 as compared to an operating loss of $0.7 million and $0.4 million, respectively, for the same periods a year ago. The decline in product sales and increases in operating costs associated with our retail expansion of Lite Bites a the planned launch of two new chromium based nutrition products were the primary reasons for the shortfall.

          Pharmaceutical Products
          -----------------------

          Pharmaceutical product revenues were $50 thousand and $140 thousand for the three and six month periods ended December 31, 2002, compared to $121 thousand and $186 thousand in the comparable periods a year ago.

          Pharmaceutical products operating income was $18 thousand and $66 thousand for the three month and six month periods ended December 31, 2002 as compared to operating income of $58 thousand in the three months ended December 31, 2001 and an operating loss of $43 thousand for the six months ended December 31, 2001.

          Liquidity and Capital Resources
          -------------------------------

          Cash and cash equivalents at December 31, 2002 were $5.3 million compared to $5.0 million at June 30, 2002. As of December 31, 2002, the Company had working capital of $6.7 million compared to a $8.0 million as of June 30, 2002. The change in working capital was the result of the collection of funds due from the successful settlement of patent infringement litigation as well as a reduction in trade collections.

          During the six months ended December 31, 2002, net cash of $0.5 million was provided by investing activities compared to net cash of $1.5 million used in investing activities for the comparable period a year ago. Contingent payments for previous acquisitions that are based on current sales declined $1.4 million due to decreases in net sales. Cash used in financing activities for the six months ended December 31, 2002 was $50 thousand compared to $1.6 million for the same period a year ago. During the six months ended December 31, 2001, a cash payment of $1.1 million was made to repay the Company's outstanding term loan with Citizens Bank. This repayment was made in connection with the Company obtaining a new line of credit with Fleet National Bank. In addition, cash was used for the redemption of Series F preferred stock and the repurchase of common stock.

          The Company's primary sources of financing are from cash generated from continuing operations and the ability to enter into short-term loans from time to time, not to exceed $4.0 million, with Fleet National Bank. At December 31, 2002, the Company had no borrowings.

          The Company believes that cash on hand, cash generated from operations and cash available from Fleet National Bank will provide sufficient liquidity to fund operations for the next twelve months.

          Future acquisition activities and any increases in marketing and research and development expenses over the present levels may require additional funds. The Company will seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on terms acceptable to the Company.

          Significant Accounting Pronouncements
          -------------------------------------

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

Item 4 - Controls and Procedures



          Nutrition 21, Inc. under the direction of the Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated its disclosure controls and procedures and believes as of the date of management's evaluation, that Nutrition 21, Inc.'s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended. The review and evaluation was performed within 90 days prior to the filing of this report.


          There have not been any significant changes in Nutrition 21, Inc.'s internal controls or any other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          The Company in the ordinary course of its business has brought patent infringement actions against companies that it believes have sold chromium picolinate in violation of the Company's patent rights. As of this date, the Company has two actions pending and is evaluating bringing additional actions.

Item 2 - Changes in Securities and Use of Proceeds

          (i) On September 17, 2002, the Company issued a three year Warrant at an exercise price of $0.40 to purchase 5,000 shares of the Company's Common Stock to Stan Slap for marketing and organizational development services.

          (ii) On December 10, 2002, the Company issued a three year Warrant at an exercise price of $0.48 to purchase 35,000 shares of the Company's Common Stock to Michael Brod for financial consulting services.

Item 5 - Other Information

          On January 14, 2003, the Company entered into a financial advisory and investment banking services agreement with C. E. Unterberg, Towbin. The agreement has a one-year term and provides for a monthly retainer, and additional remuneration upon the sale of securities to investors. The agreement is terminable on thirty days notice and the retainer payments cease upon termination of the agreement. John H. Gutfreund is Senior Managing Director and Executive Committee member of C. E. Unterberg, Towbin and is Chairman of the Company's board of directors.


Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibits

               99.1 Certification  of  President  and  Chief  Executive  Officer
                    pursuant to the Sarbanes-Oxley Act of 2002
               99.2 Certification  of Chief  Financial  Officer  pursuant to the
                    Sarbanes-Oxley Act of 2002

          (b) Reports

               None

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



                                                NUTRITION 21, INC.
                                                ------------------
                                                     Registrant






Date:  February 13, 2003      By:   /s/ Gail Montgomery
                                    -------------------
                                    Gail Montgomery
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Paul Intlekofer
                                    -------------------
                                    Paul Intlekofer
                                    Chief Financial Officer and
                                    Senior Vice President, Corporate Development
                                    (Principal Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003                    /s/ Gail Montgomery
                                           -------------------
                                           President and Chief Executive officer

I, Paul Intlekofer, Senior Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer) of Nutrition 21, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nutrition 21, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003      /s/ Paul Intlekofer
                             -------------------
                             Chief Financial Officer and Senior Vice President,
                             Corporate Development (Principal Financial Officer)