Form 10-Q
period 2003-03-31
NUTRITION 21 INC
filed 2003-05-14
CIK 744962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                  New York                                    11-2653613
---------------------------------------------        --------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

         4 Manhattanville Road
         Purchase, New York                                  10577-2197
---------------------------------------------        --------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including Area Code:         (914) 701-4500
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


The number of shares outstanding of Registrant's Common Stock as of May 12, 2003: 33,602,990.

                               NUTRITION 21, INC.

                                      INDEX


PART I    FINANCIAL INFORMATION                                     PAGE
------    ---------------------                                     ----


ITEM 1    Consolidated Financial Statements (unaudited)


          Consolidated Balance Sheets at March 31, 2003
            and June 30, 2002                                         3

          Consolidated Statements of Operations for the three
            and nine months ended March 31, 2003 and 2002             5

          Consolidated Statement of Stockholders' Equity for
            the nine months ended March 31, 2003                      6

          Consolidated Statements of Cash Flows for the nine
           months ended March 31, 2003 and 2002                       7

          Notes to Consolidated Financial Statements                  8


ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations              13

ITEM 3    Quantitative and Qualitative Disclosures
          About Market Risk                                          17

ITEM 4    Controls and Procedures                                    17


PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                          18

ITEM 5    Other Information                                          18

ITEM 6    Exhibits and Reports on Form 8-K                           18

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                MARCH 31,     JUNE 30,
                                                                                  2003          2002
                                                                                  ----          ----
                                                                               (unaudited)    (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                                       $ 4,787   $ 3,974
    Short-term investments                                                             --       1,000
    Accounts receivable (less allowance for doubtful accounts of $19 at March 31,
    2003 and June 30, 2002, respectively)                                             1,460     2,219

    Other receivables                                                                   303     1,097

    Inventories                                                                         940     1,075

    Prepaid expense and other current assets                                            307       788
                                                                                    -------   -------
         Total current assets                                                         7,797    10,153
Property and equipment, net                                                             583       654

Patents and trademarks (net of accumulated amortization of $14,458 at March 31,
2003 and $12,721 at June 30, 2002)                                                   15,526    17,073
Other assets                                                                            221       220
                                                                                    -------   -------
TOTAL ASSETS                                                                        $24,127   $28,100
                                                                                    =======   =======

See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                MARCH 31,     JUNE 30,
                                                                                  2003          2002
                                                                                  ----          ----
                                                                               (unaudited)     (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities;
      Accounts payable and accrued expenses                                       $  1,699    $  2,102
      Contingent payments payable                                                       29          43
      Preferred dividends payable                                                        2           6
                                                                                   -------    --------
             Total current liabilities                                               1,730       2,151

TOTAL LIABILITIES                                                                    1,730       2,151
                                                                                   -------    --------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares

    Series G convertible preferred, 1,769 shares issued: 188 shares and 471 shares outstanding at March 31, 2003 and June 30, 2002, respectively
    (aggregate liquidation value - $193)                                               188         471

    Common stock, $0.005 par value, authorized 65,000,000 shares;
     33,602,990 shares issued and outstanding at March 31, 2003 and 33,048,655
     shares issued at June 30, 2002                                                    168         165

Additional paid-in capital                                                          64,080      63,936

Accumulated deficit                                                                (42,039)    (38,501)

Less treasury stock, at cost, 136,000 shares                                            --        (122)
                                                                                  --------    --------
TOTAL STOCKHOLDERS' EQUITY                                                        $ 22,397    $ 25,949
                                                                                              --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 24,127    $ 28,100
                                                                                  ========    ========


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)



                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             MARCH 31,                         MARCH 31,
                                                     2003                2002          2003               2002
                                                     ----                ----          ----               ----
Net sales                                         $  3,082          $  3,912          $  8,605          $ 10,544
Other revenues                                          50                75               175               304
                                                  --------          --------          --------          --------

REVENUES                                             3,132             3,987             8,780            10,848
Cost of goods sold                                   1,017             1,274             2,808             3,385
                                                  --------          --------          --------          --------
GROSS PROFIT                                         2,115             2,713             5,972             7,463
Research and development expenses                      561               276             1,401               686
Selling, general and administrative
expenses                                             2,362             2,058             6,383             5,516
Depreciation and amortization                          649               641             2,046             1,962
                                                  --------          --------          --------          --------

OPERATING (LOSS)                                    (1,457)             (262)           (3,858)             (701)
Interest income                                         13                11                54                76
Snterest expense                                         5                46                27                96
Other income, net                                       --                --                --             1,794
                                                  --------          --------          --------          --------
(LOSS) INCOME BEFORE INCOME TAXES
                                                    (1,449)             (297)           (3,831)            1,073
Income taxes (benefit)                                (306)             (100)             (306)              366
                                                  --------          --------          --------          --------
NET (LOSS) INCOME                                 $ (1,143)         $   (197)         $ (3,525)         $    707
                                                  ========          ========          ========          ========
Basic (loss) earnings per share                   $  (0.03)         $  (0.01)         $  (0.11)         $   0.02
                                                  ========          ========          ========          ========
Diluted (loss) earnings per share                 $  (0.03)         $  (0.01)         $  (0.11)         $   0.02
                                                  ========          ========          ========          ========
Weighted average number of common shares -
basic                                               33,603            32,995            33,212            32,523
                                                  ========          ========          ========          ========
Weighted average number of common shares
and equivalents - diluted
                                                    33,603            33,018            33,212            32,550
                                                  ========          ========          ========          ========


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)


                                                                               ADDITIONAL
                                     PREFERRED STOCK                             PAID-IN    ACCUMULATED     TREASURY
                                         SERIES G             COMMON STOCK       CAPITAL      DEFICIT         STOCK     TOTAL
                                     ----------------   --------------------    ----------  ------------     -------    -----
                                     SHARES      $        SHARES          $         $           $              $          $
                                     --------    --     -----------      --        --           --             --         --
 Balance at June 30, 2002             471       $471    33,048,655      $165     $63,936    $(38,501)      $ (122)    $25,949
 Preferred stock dividends declared    --        --            --         --          --         (13)          --         (13)
 Issuance of warrants                  --        --            --         --          24          --           --         24
 Conversion of Series G stock to
 common stock                        (283)     (283)       654,335         4         279          --           --         --
 Repurchase of common stock for
 treasury                              --        --       (100,000)       --          --          --          (38)       (38)
 Retirement of treasury stock          --        --         --            (1)       (159)         --          160         --
 Net loss for the period               --        --         --            --          --      (3,525)          --     (3,525)
                                     ----      ----     ----------      ----     -------    ---------        ----    -------
 Balance at March 31, 2003            188      $188     33,602,990      $168     $64,080    $(42,039)        $ --    $22,397
                                     ====      ====     ==========      ====     =======    =========        ====    =======


See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      2003             2002
                                                                                      ----             ----
Cash flows from operating activities:
    Net (loss) income                                                               $(3,525)       $   707
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
        Depreciation and amortization                                                 2,046          1,962
        Gain on sale of assets                                                         --              (55)
        Other non-cash items                                                             24             74
        Changes in operating assets and liabilities:
           Accounts receivable                                                          759          2,001
           Other receivables                                                            793            334
           Inventories                                                                  135           (130)
           Prepaid and other current assets                                             481             (4)
           Other assets                                                                --              111
           Accounts payable and accrued expenses                                       (403)        (1,473)
                                                                                    -------        -------
               Net cash provided by operating activities                                310          3,527
                                                                                    --------        -------
Cash flows from investing activities:
    Contingent payments for acquisitions                                               (106)        (2,746)
    Purchases of property and equipment                                                 (88)           (82)
    Payments for patents and trademarks                                                (248)          (325)
    Proceeds from sale of assets                                                       --              100
    Sale of investments                                                               1,000           --
                                                                                    -------        -------
        Net cash provided by (used in) investing activities                             558         (3,053)
                                                                                    -------        -------
Cash flows from financing activities:
    Debt repayments                                                                    --           (1,125)
    Preferred stock dividends paid                                                      (17)           (55)
    Purchase of common stock for treasury                                               (38)          (122)
    Redemption of redeemable preferred stock                                           --             (348)
                                                                                    -------        -------
        Net cash used in financing activities                                           (55)        (1,650)
                                                                                    -------        -------
Net increase (decrease) in cash and cash equivalents                                    813         (1,176)
Cash and cash equivalents at beginning of period                                      3,974          5,355
                                                                                    -------        -------
Cash and cash equivalents at end of period                                          $ 4,787        $ 4,179
                                                                                    =======        =======




See accompanying notes to consolidated financial statements.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and nine month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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


NOTE 2    SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and is effective for the Company's fiscal year beginning July 1, 2002. For the three and nine month periods ended March 31, 2003, there was no material impact as a result of the adoption of this standard.

NOTE 3    STOCK-BASED COMPENSATION

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

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

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

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           MARCH 31,                            MARCH 31,
                                                  ----------------------------       ----------------------------
                                                    2003                2002            2003                 2002
                                                    ----                ----            ----                 ----
Net (loss) income as reported                    $  (1,143)         $    (197)       $  (3,525)         $     707
Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                    (63)               (55)            (198)              (163)
                                                 ---------          ---------        ---------          ---------

Pro forma net income (loss)                      $  (1,206)         $    (252)       $  (3,723)         $     545
                                                 =========          =========        =========          =========

Earnings (loss) per share
   Basic - as reported                           $   (0.03)         $   (0.01)       $   (0.11)         $    0.02
   Basic - pro forma                             $   (0.04)         $   (0.01)       $   (0.11)         $    0.02

   Diluted - as reported                         $   (0.03)         $   (0.01)       $   (0.11)         $    0.01
   Diluted - pro forma                           $   (0.04)         $   (0.01)       $   (0.11)         $    0.01



NOTE 4    INVENTORIES

          The components of inventories at March 31, 2003 and June 30, 2002 were:

                                          MARCH 31,           JUNE 30,
                                            2003               2002
                                            ----               ----

            Raw materials                   $439                $444
            Finished goods                   501                 631
                                             ---                 ---
            Total inventories               $940              $1,075
                                            ====              ======


NOTE 5    REDEEMABLE PREFERRED STOCK

          During the nine month period ended March 31, 2003, 283 shares of the Company's Series G Preferred Stock were converted into 654,335 shares of the Company's common stock.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

NOTE 6   EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated.



        Basic and diluted earnings (loss) per                   Three months ended                    Nine months ended
        share computation:                                           March 31,                           March 31,
                                                             2003                2002              2003              2002
                                                             ----                ----              ----              ----
Net (loss) income                                         $     (1,143)     $       (197)     $     (3,525)     $        707
    Less: Dividends on preferred shares                             (2)               (6)              (13)              (39)
         Premium on redemption of
         preferred stock                                          --                --                --                (121)
                                                          ------------      ------------      ------------      ------------
Net (loss) income available to common
stockholders                                              $     (1,145)     $       (203)     $     (3,538)     $        547
                                                          ============      ============      ============      ============
Weighted average shares:                                    33,602,990        32,995,281        33,211,855        32,522,768
                                                          ============      ============      ============      ============
Basic (loss) earnings per share                           $      (0.03)     $      (0.01)     $      (0.11)     $       0.02
                                                          ============      ============      ============      ============
Diluted (loss) earnings per share
computation:

Net (loss) income available to common
stockholders                                              $     (1,145)     $       (203)     $     (3,538)     $        547
  Add:  Dividends on preferred stock                              --                --                --                --
                                                          ------------      ------------      ------------      ------------
Net (loss) income available to common
stockholders                                              $     (1,145)     $       (203)     $     (3,538)     $        547
                                                          ============      ============      ============      ============
Weighted average shares:                                    33,602,990        32,995,281        33,211,855        32,522,768
  Plus incremental shares from assumed conversions:
    Preferred stock                                               --                --                --                --
    Stock option plans                                            --                --                --                --
                                                          ------------      ------------      ------------      ------------
Adjusted weighted average shares                            33,602,990        32,995,281        33,211,855        32,522,768
                                                          ============      ============      ============      ============
Diluted (loss) earnings per share                         $      (0.03)     $      (0.01)     $      (0.11)     $       0.02
                                                          ============      ============      ============      ============

         Diluted (loss) earnings per share for each of the three and nine month periods ended March 31, 2003 and 2002, does not reflect the incremental shares from the assumed conversion of preferred stock and stock option plans (303,471 and 144,494 and 782,253 and 506,199 shares, respectively) as the effect of such inclusion would be antidilutive.

NOTE 7   RESEARCH AND DEVELOPMENT AGREEMENTS

          The Company's strategy for the quarter ended March 31, 2003 and the next three quarters includes a larger commitment, relative to the prior year comparable periods, to spending on research and development targeted at validating earlier findings focused on disease specific conditions in the areas of diabetes and depression. The Company entered into an agreement with Comprehensive NeuroSciences, Inc., a contract research organization in the neurosciences field, to perform studies related to the Company's anti-depressant technology that are expected to be completed by December 31, 2004. The Company entered into an agreement with Diabetex, Inc., a diabetes disease management company, to perform studies related to the Company's technology addressing blood glucose support for people with diabetes that are expected to be completed by December 31, 2004. The Company expects to launch these products under the Dietary Supplement Health and Education Act (DSHEA) regulatory pathway, which customarily requires only nominal research to support safety and label claims and is less costly and time consuming than that required for drug development. These large scale studies are being conducted to secure medical acceptance and adoption as treatment protocols. The Company's spending in these areas of new technology, however, is discretionary and is subject to the availability of funds, since the agreements permit the Company to discontinue the studies. There can be no assurances that the Company's disease specific product development efforts will be successfully completed or that the products will be successfully manufactured or marketed.

NOTE 8   OTHER INCOME

         In the nine month period ended March 31, 2002, the Company recorded as other income $1.8 million from the settlement of patent infringement claims related to chromium picolinate as well as a sale of assets.

NOTE 9   INCOME TAXES

         The effective tax rates for the nine-month periods ended March 31, 2003 and 2002 were a benefit of 8.0% and a 34.0% provision, respectively. The benefit was recorded only to the extent of the Company's net operating loss carryback. At March 31, 2003, the difference between the federal statutory rate of 34% and the actual rate is primarily due to changes in the deferred tax asset valuation allowance.

NOTE 10  SEGMENT REPORTING

          A summary of business data for the Company's reportable segments is as follows:

          Information by business segment (in thousands):



                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                      MARCH 31,                  MARCH 31,
                                    2003         2002       2003        2002
                                    ----         ----       ----        ----
Revenues
Nutritional Products               $  3,067    $  3,912    $  8,575    $ 10,483
Pharmaceutical Products                  65          75         205         365
                                   --------    --------    --------    --------
                                   $  3,132    $  3,987    $  8,780    $ 10,848
                                   ========    ========    ========    ========

Operating Income (Loss)
Nutritional Products               $ (1,493)   $ (3,960)   $   (929)   $   (305)
Pharmaceutical Products                  36          43         102         228
                                   --------    --------    --------    --------
                                   $ (1,457)   $   (262)   $ (3,858)   $   (701)
                                   ========    ========    ========    ========



         The operations of the Company are principally in the United States.

         One nutritional product segment customer accounted for approximately 16% of the segment revenues in the nine month period ended March 31, 2003.

Note 11  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                         NINE MONTHS ENDED
                                                                             MARCH 31 ,
                                                                           2003       2002
                                                                           ----       ----
         Supplemental disclosure of cash flow information:
               Cash paid for interest                                     $17          $57
               Cash paid for income taxes                                 $41         $979

         Supplemental schedule of non-cash financing activities:
               Obligation for purchase of property and equipment          $--         $137
               Obligation for N21 contingent payments                     $29          $41
               Issuance of common stock for Series E conversion           $--         $194
               Issuance of common stock for Series G conversion          $283         $470

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

NOTE 12   RELATED PARTY TRANSACTIONS

          On January 14, 2003, the Company entered into a financial advisory and investment banking services agreement with C. E. Unterberg, Towbin. The agreement has a one-year term and provides for a monthly retainer, and additional remuneration upon the sale of securities to investors. The agreement is terminable on thirty days notice and the retainer payments cease upon termination of the agreement. John H. Gutfreund is Senior Managing Director and Executive Committee member of C. E. Unterberg, Towbin and is Chairman of the Company's board of directors. On April 30, 2003, the Company gave C. E. Unterberg, Towbin a thirty day termination notice.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere herein.

GENERAL

The Company's revenues are primarily derived from: (i) the sale of nutrition products to manufacturers of vitamin and mineral supplements ("Nutrition Products"), and (ii) the sale of nutrition bars and other related dietary supplement products marketed under the trademarks "Lite Bites" and "Brite Bites" (the "Lite Bites Business"). The Company has, in addition, received royalty and license income from users of its patented technology ("Pharmaceutical Products").

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

RESULTS OF OPERATIONS

REVENUES

Net sales for the three and nine month periods ended March 31, 2003 of $3.1 million and $8.6 million, respectively, decreased $0.8 million and $1.9 million, respectively, when compared to $3.9 million and $10.5 million for the same periods a year ago. The decrease is due primarily to a softness in sales of Lite Bites products sold through QVC. There were no airings on QVC from October, 2002 to February, 2003. Since air-time was re-initiated in late February, sales to QVC for the quarter were lower than expected. For the nine months ended March 31, 2003, Lite Bites sales were negatively impacted by a temporary hiatus in airings while restaging the QVC product lineup, as well as limited airings in the period. For the three months ended March 31, 2003, there was nominal additional revenue associated with a planned expansion of the Lite Bites products into retail outlets. The Company continues to focus its efforts on selecting an appropriate partner to expand distribution of these products. Nutrition Products' net sales, for the three and nine month periods ended March 31, 2003, remained stable when compared to the comparable periods a year ago.

Net sales, for the three and nine month periods ended March 21, 2003, remain stable when compared to comparable periods a year ago. Other revenues of $50 thousand and $175 thousand for the three and nine month periods ended March 31, 2003, respectively, declined when compared to the same periods a year ago. License fee income earned was lower in the three and nine month period ended March 31, 2003 when compared to the same periods a year ago.

COST OF GOODS SOLD

Cost of goods sold for the three and nine month periods ended March 31, 2003 were $1.0 million and $2.8 million, compared to $1.3 million and $3.4 million, respectively, for the same periods a year ago. Cost of goods primarily reflects the impact of lower sales of Lite Bites products for the three and nine month periods ended March 31, 2003. Gross margin on product sales of 67.0% and 67.4% for the three and nine month periods ended March 31, 2003, respectively, declined 0.4 and 0.4 percentage points, respectively, when compared to the same periods a year earlier.

RESEARCH AND DEVELOPMENT EXPENSES

Research costs were $0.6 million and $1.4 million for the three and nine month periods ended March 31, 2003, respectively, compared to $0.3 million and $0.7 million, respectively, for the same periods a year ago. The increase is due primarily to spending to validate two new chromium Nutrition Products applications in diabetes and depression.


The Company's strategy for the quarter ended March 31, 2003 and the next three quarters includes a larger commitment, relative to the prior year comparable periods, to spending on research and development targeted at validating earlier findings focused on disease specific conditions in the areas of diabetes and depression. The Company entered into an agreement with Comprehensive NeuroSciences, Inc., a contract research organization in

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the neurosciences field, to perform studies related to the Company's anti-depressant technology that are expected to be completed by December 31, 2004. The Company entered into an agreement with Diabetex, Inc., a diabetes disease management company, to perform studies related to the Company's technology addressing blood glucose support for people with diabetes that are expected to be completed by December 31, 2004. The Company expects to launch these products under the Dietary Supplement Health and Education Act (DSHEA) regulatory pathway, which customarily requires only nominal research to support safety and label claims and is less costly and time consuming than that required for drug development. These large scale studies are being conducted to secure medical acceptance and adoption as treatment protocols. The Company's spending in these areas of new technology, however, is discretionary and is subject to the availability of funds, since the agreements permit the Company to discontinue the studies. There can be no assurances that the Company's disease specific product development efforts will be successfully completed or that the products will be successfully manufactured or marketed.


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

SELLING GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

SG&A expenses for the three and nine month periods ended March 31, 2003 of $2.4 million and $6.4 million, respectively, increased $0.3 million and $0.9 million, respectively, when compared to $2.1 million and $5.5 million in the same periods a year ago. Charges for marketing, as well as personnel and personnel related costs associated with the organizational expansion to support the Company's planned launch of new chromium based nutrition products were the primary reasons for the increases.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three and nine month periods ended March 31, 2003 were $0.6 million and $2.0 million, respectively, compared to $0.6 million and $2.0 million, respectively, for the same periods a year ago.

OPERATING LOSS

Operating loss for the three and nine month periods ended March 31, 2003 was $1.5 million and $3.9 million, respectively, compared to an operating loss of $0.3 million and $0.7 million, respectively, for the same periods a year ago. Lower revenues combined with increases in expenses for our new chromium based nutrition products were the primary reasons for the decrease.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME, NET

Interest income, net of interest expense for the three and nine month periods ended March 31, 2003 was $8 thousand and $27 thousand, respectively, compared to interest expense, net of interest income of $35 thousand and $20 thousand for the same periods a year ago. Levels of cash available for investment in fiscal 2003 were higher than the comparable periods a year ago.

Other income for the nine months ended March 31, 2002, includes $1.8 million primarily from amounts earned on the settlement of patent infringement lawsuits, as well as gains resulting from licensing certain rights to sell lysostaphin for research purposes to an Officer of the Company.

INCOME TAX (BENEFIT)

Income tax benefit for the three and nine month periods ended March 31, 2003 was $0.3 million and $0.3 million respectively, compared to an income tax benefit of $0.1 million for the three months ended March 31, 2002 and an income tax provision of $0.4 million for the nine months ended March 31, 2002. The effective tax rate was a 8% benefit for the nine months ended March 31, 2003. The benefit was recorded up to the extent of the Company's net operating loss carryback.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     At March 31, 2003, the difference between the federal statutory rate of 34% and the actual rate is primarily due to changes in the deferred tax asset valuation allowance.

     BUSINESS SEGMENT

     The Company operates in two business segments, Nutritional Products and Pharmaceutical Products.

     NUTRITIONAL PRODUCTS

     Nutritional product revenues for the three and nine month periods ended March 31, 2003, were $3.1 million and $8.6 million, respectively, a decrease of $0.8 million and $1.9 million, respectively, when compared to $3.9 million and $10.5 million, respectively, for the same periods a year ago. The decrease is due primarily to a softness in sales of Lite Bites products sold through QVC. There were no airings on QVC from October, 2002 to February, 2003. Since air-time was re-initiated in late February, sales to QVC for the quarter were lower than expected. For the nine months ended March 31, 2003, Lite Bites sales were negatively impacted by a temporary hiatus in airings while restaging the QVC product lineup, as well as limited airings in the period. For the three months ended March 31, 2003, there was nominal additional revenue associated with a Company expansion into retail outlets. The Company continues to focus its efforts on selecting an appropriate partner to expand distribution of these products. Net sales for the three and nine month periods ended March 31, 2003 remained stable when compared to the comparable periods a year ago.

     Nutritional products operating loss was $1.5 million and $4.0 million, respectively, for the three and nine month periods ended March 31, 2003 compared to an operating loss of $0.3 million and $0.9 million, respectively, for the same periods a year ago. The decline in product sales and increases in operating costs associated with our retail expansion of Lite Bites and the planned launch of new chromium based nutrition products were the primary reasons for the shortfall.

     PHARMACEUTICAL PRODUCTS

     Pharmaceutical product revenues were $65 thousand and $205 thousand for the three and nine month periods ended March 31, 2003, compared to $75 thousand and $365 thousand in the comparable periods a year ago.

     Pharmaceutical products operating income was $36 thousand and $102 thousand for the three and nine month periods ended March 31, 2003, respectively, as compared to operating income of $43 thousand and $228 thousand in the three and nine month periods ended March 31, 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investments at March 31, 2003 were $4.8 million compared to $5.0 million at June 30, 2002. As of March 31, 2003, the Company had working capital of $6.1 million compared to $8.0 million as of June 30, 2002.

     During the nine months ended March 31, 2003, net cash of $0.6 million was provided by investing activities compared to net cash of $3.1 million used in investing activities for the comparable period a year ago. Contingent payments for previous acquisitions, which are based on current sales, declined $2.6 million due to a change in royalty rates, as well as proceeds from the sale of short-term investments of $1.0 million.

     Cash used in financing activities for the nine months ended March 31, 2003 was $55 thousand compared to $1.7 million for the same period a year ago. During the nine months ended March 31, 2002, a cash payment of $1.1 million was made to repay the Company's outstanding term loan with Citizens Bank. This repayment was made in connection with the Company obtaining a new line of credit with Fleet National Bank. In addition, cash was used for the redemption of Series F preferred stock and the repurchase of common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The Company's primary sources of financing are from cash generated from continuing operations, as well as the ability, subject to bank approval, to enter into short-term loans from time to time, not to exceed $4.0 million, with Fleet National Bank. At March 31, 2003, the Company had no borrowings.

     The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity to fund operations for the next twelve months.

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

     SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

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

          On April 24, 2003, the Company filed an action against a competitor for false and misleading advertising.

          A former executive of the Company has submitted an employment dispute for arbitration.

ITEM 5 -  OTHER INFORMATION

          On January 14, 2003, the Company entered into a financial advisory and investment banking services agreement with C. E. Unterberg, Towbin. The agreement has a one-year term and provides for a monthly retainer, and additional remuneration upon the sale of securities to investors. The agreement is terminable on thirty days notice and the retainer payments cease upon termination of the agreement. John H. Gutfreund is Senior Managing Director and Executive Committee member of C. E. Unterberg, Towbin and is Chairman of the Company's board of directors. On April 23, 2003, the Company gave C. E. Unterberg, Towbin a thirty day termination notice.

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





                                         NUTRITION 21, INC.
                                             Registrant






Date:  May 14, 2003             By:      /s/ Gail Montgomery
                                         -------------------
                                         Gail Montgomery
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


                                         /s/ Paul Intlekofer
                                         Paul Intlekofer
                                         Chief Financial Officer and
                                         Senior Vice President,
                                         Corporate Development
                                         (Principal Financial Officer)

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

Date: May 14, 2003                     /s/ Gail Montgomery
                                       -------------------
                                       President and Chief Executive officer

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

Date: May 14, 2003                             /s/ Paul Intlekofer
                                               -------------------
                                               Chief Financial Officer
                                               and Senior Vice President,
                                               Corporate Development
                                               (Principal Financial Officer)