Form 10-K
period 2003-06-30
NUTRITION 21 INC
filed 2003-09-29
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                  New York                                 11-2653613
--------------------------------------------     -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                 No.)

              4 Manhattanville Road, Purchase, New York 10577-2197
                                 (914) 701-4500

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
         Yes  X                No
             ----                ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        ----   -----

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $27,641,931 as of September 23, 2003.

The number of shares outstanding of Registrant's Common Stock as of September 23, 2003: 33,924,488.

                             FORM 10-K REPORT INDEX

10-K Part
and Item No.                                                            Page No.
--------------------------------------------------------------------------------
PART I

Item 1       Business                                                         3
Item 2       Properties                                                      17
Item 3       Legal Proceedings                                               17
Item 4       Submission of Matters to a Vote of Security Holders             18


PART II

Item 5       Market Price of Registrant's Common Equity and
             Related Stockholder Matters                                     19
Item 6       Selected Financial Data                                         21
Item 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             22
Item 7A      Quantitative and Qualitative Disclosures About Market Risk      29
Item 8       Financial Statements and Supplementary Data                     29
Item 9       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             29
Item 9A      Controls and Procedures                                         29


PART III

Item 10      Directors and Executive Officers of the Registrant              30
Item 11      Executive Compensation                                          34
Item 12      Security Ownership of Certain Beneficial Owners40
             and Management                                                  40
Item 13      Certain Relationships and Related Transactions                  42
Item 14      Principal Accounting Fees and Services                          43


PART IV

Item 15      Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                             45

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

                                     PART I

ITEM 1.           BUSINESS

The Company

         The Company is a New York corporation that was incorporated on June 29, 1983 as Applied Microbiology, Inc.

         The Company initially focused on the development and commercialization of antibacterial technologies for new drugs and has since licensed those technologies. Beginning in 1995, the Company shifted its focus to developing and marketing nutrition products and ingredients. In 1997, as part of the purchase of Nutrition 21 LLC, a San Diego based mineral ingredient business, the Company acquired a comprehensive chromium-based patent portfolio based on a picolinate form of chromium that was invented and researched by the United States Department of Agriculture.

A USDA composition-of-matter patent, exclusively licensed to Nutrition 21 expired in August 2000, limiting the Company's royalties associated with the manufacturing and distribution of chromium picolinate in the U.S. However, the Company owns the exclusive rights to 24 U.S. chromium patents, and various foreign patents, including composition of matter patents for novel chromium picolinate complexes and their uses. Three U.S. patents for the accepted essential nutritional uses of chromium picolinate for glucose control, for managing cholesterol, and for increasing lean body mass and reducing body fat are in force through 2009.Patents for improved chromium picolinate complexes containing combinations of chromium and various nutrients for enhancing the benefits of chromium picolinate, are in force into the year 2017. More recently, the Company has secured the patent rights to the uses of all forms of chromium in the treatment of depression and other mood disorders, rights that are in force through 2018. Several patent applications are also in process. See "Proprietary Rights."

         The Company continues to derive royalties and revenues associated with its three patents covering the basic nutritional uses of chromium picolinate in the U.S. vitamin and mineral market, but is now transitioning to a new business model as it prepares to commercialize its expanded patent estate. Through strategic alliances, the Company plans to market and distribute distinct branded therapeutic products for people with diabetes and other conditions associated with insulin resistance. As many as one in four Americans are estimated to be insulin resistant.

         Chromium was first identified as a potential factor in improving glucose control in animal studies conducted in the 1950's. In 1997, the FDA established a Reference Daily Intake (RDI) for chromium, an essential mineral required for the proper function of insulin, the body's master metabolic hormone. Insulin regulates the body's ability to process carbohydrates, fats and protein. Proper insulin function is therefore important to the healthy function of virtually every cell in the body.

         Beginning in 2001, the Company made a three-year research commitment to a research program to explore the role of chromium in insulin function, expand its patent portfolio and create a strong body of peer-reviewed supporting clinical evidence supporting the use of chromium picolinate supplementation in the management of diabetes. Diabetes is a debilitating and chronic disease condition estimated to affect 150 million people globally

         The Company's research program is designed to further 1) establish a correlation between chromium deficiency and impaired glucose metabolism; 2) build a body of peer-reviewed evidence demonstrating the clinical superiority of the picolinate form of chromium in improving insulin function and glucose metabolism in people with impaired insulin function, including diabetics 3) develop a better understanding of chromium picolinate's mechanism of action; and
4) generate more data associated with long term use.

         Today, there is a significant body of peer-reviewed research and yet to be published data, which address these research objectives. The Company's growth will depend upon its ability to successfully communicate chromium picolinate's health benefits to the medical community, and then to expand that endorsement to its new and improved portfolio of products. As the Company's research program unfolds, Nutrition 21 should be in a position to participate in the burgeoning healthcare markets associated with insulin resistance.

Therapeutic Branded Products

           In September 2002, the Company adopted a business strategy to develop and market therapeutic branded nutrition products by way of strategic alliances and to use revenues from its ingredients business to fund research and development for this program. In formulating its new business growth strategy, the Company has built on its core competencies in conducting pharmaceutical-type clinical research, patenting the results of the clinical research, and licensing and co-marketing proprietary products.

         The Company's first branded product, Diachrome(TM), will be positioned to aid in the dietary management of diabetes and will be marketed with the support of healthcare professionals. Diachrome(TM) is a patented combination of Chromax chromium picolinate and biotin; these are nutritional ingredients that work synergistically to enhance blood sugar control and improve blood cholesterol profiles. Building on pre-clinical and early clinical research, the Company has formed a strategic alliance with Diabetex, a leading diabetes disease management company, to further validate Diachrome's ability to significantly improve blood sugar control in people with type 2 diabetes. Together, the companies are conducting a 600 patient double-blind placebo controlled trial aimed at demonstrating the pharmacoeconomic benefits associated with the use of Diachrome as a nutritional adjunct to current diabetes management protocols. The Diachrome study is expected to be completed by the end of fiscal year 2004 and, assuming positive results, Diachrome will be aggressively marketed to the diabetes healthcare market under the Nutrition 21 label.

         Through its alliance with Diabetex, the Company will also seek to include the Diachrome product on the Medicare formulary, and demonstrate the product's ability to improve patient outcomes and lower the cost of care. The Company plans a targeted direct-to-consumer marketing program to managed diabetic populations. The Company plans to build consumer awareness for its products through a media campaign that leverages research outcomes, in combination with consumer and physician testimonials. Communication of scientific findings will be used to build consensus within the healthcare community regarding the inherent value of the Company's products.

         The Company intends to market its patented products as nutritional supplements under the Dietary Supplement Health and Education Act ("DSHEA") regulations and in certain instances will seek to secure a FDA approved health claim. See "Governmental Regulation."

         While the Company's initial entry into the therapeutic market is focused on diabetes, the Company's research pipeline also includes products for other closely related conditions in large and growing markets addressing cardiovascular disease, depression and women's health. The Company has already made a significant investment in clinical research to further validate the findings of a Duke University study published in December 2002 that evaluated the benefits of chromium supplementation in atypically depressed populations.

The Company will be required to raise additional capital to the extent that internally generated funds from the Company's other businesses are insufficient to finance its development and marketing costs for its therapeutic branded products.

Ingredients

         In parallel with its new business strategy, the Company aims to strengthen its ingredients business through an expanded licensing effort, and by offering current and prospective licensees access to new formulas and or products developed with the Company's proprietary ingredients.

         Since 1997, the Company's primary business has been to develop and market proprietary ingredients to the vitamin and supplement market for both human and animal applications. Today, Chromax(R) chromium picolinate is the Company's flagship ingredients product. Early clinical evidence dating back to the 1980's demonstrated potential efficacy for Chromax chromium picolinate as a weight loss supplement, and it is still one of the most widely used ingredients in supplements marketed for weight control.

         The current US retail market for chromium mineral supplements is estimated to be $87 million, only a 10th as large as the US retail calcium market. More than 85% of US chromium mineral supplements are formulated with the Company's proprietary Chromax chromium picolinate, while the rest are manufactured using chloride, polynicotinate or other forms. The Company's ingredient customers distribute Chromax either under the Chromax name under license from the Company, or under their own private labels. A license from the Company is required for all chromium picolinate products that are sold in the US and formulated at an effective dose for glucose control and its derivative benefits.. The royalties and ingredient sales associated with the use of Chromax in the US chromium retail market constitute a significant share of the Company's revenues.

         Additional revenues are derived from the sale and licensing of Chromax to customers who incorporate it and other of the Company's ingredients into over 900 finished multi-ingredient products. These include vitamin/mineral formulas, weight loss and sports nutrition supplements, baked goods, beverages and other products. These products are sold by the Company's customers under a variety of brands throughout the world through natural/health food stores, supermarkets, drug stores, and mass merchandisers, and also through direct sales and catalogue sales.

         The Company has undertaken an independent research effort to identify patentable ingredient combinations that build on its understanding of chromium's wide ranging effects in human metabolism. In late fiscal 2003, the Company launched a new chromium ingredient combination, Chromax chromium picolinate combined with conjugated linoleic acid called Zenergen(R), which potentiates glucose uptake in muscle cells in the absence of insulin stimulation. Promising pre-clinical research indicates that this combination enhances the independent benefits of each ingredient, and promotes healthy weight loss in people who are insulin resistant.

         Chromax chromium picolinate is also used for managing the health of breeding sows and their offspring, where it has been shown to improve glucose control in gestating swine. Research outcomes include improved fertility, productivity and recovery for the sows and stronger more resilient offspring. In fiscal year 2003, Prince Agri Products, the Company's exclusive distributor in the animal health market accounted for approximately 18.9% of the Company's consolidated revenues..

Pharmaceutical Products and Alliances

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

Consumer Products

         In 1999, the Company acquired the Lite Bites family of brands from Optimum Lifestyles, Inc. In August of 2003, the Company discontinued its investment in the Lite Bites product line and recorded a $4.4 million charge relating to the discontinuance.

Research and Development

         The Company's chromium-based research and development program aims to discover and substantiate the efficacy and safety of ingredients and products that have a significant nutritional therapeutic value to consumers. The primary research focus over the past few years has been in the area of diabetes and cardiovascular health. Discovering the mechanism of action of chromium picolinate and further confirming the beneficial effects of chromium picolinate in people with diabetes have been critical objectives. Other therapeutic areas currently being researched include: obesity, depression, bone and joint health, and women's health.

         Publications and presentations communicating the results of the research have involved an intensified effort to achieve more widespread support from major research, academic and government groups. These efforts are conducted in cooperation with leading clinicians and academic institutions including Harvard School of Public Health, Penn State University, University of Alberta, Northern General Hospital, UK, Warneford Hospital at Oxford University, University of Miami, Purdue University, University of Pennsylvania, Jefferson University, Duke University, Oakland Children's Hospital, SUNY Stony Brook
University, UCLA, University of Connecticut, Baylor College of Medicine, University of Massachusetts, Pennington Biomedical Research Center, Sansum Medical Research Foundation and University of Vermont. During the fiscal years ended June 30, 2003, 2002 and 2001, approximately $2.2 million, $1.0 million, and $1.9 million, respectively, were spent on research and development by the Company. This research is in support of marketing opportunities that can be captured through the existing DSHEA regulatory channels to enhance the speed and reduce the costs associated with new product introductions.

         In addition, in the past year the National Institutes of Health (NIH) has granted two human clinical grants to support additional research in evaluating the beneficial effects of chromium picolinate in people with diabetes or a pre-diabetic condition called the Metabolic Syndrome. NIH research grants were awarded to the Pennington Biomedical Research Institute and to the University of Pennsylvania for this research. Nutrition 21 is providing Chromax chromium picolinate for use in these studies.

         This research effort has enabled the Company to identify patentable new combinations of chromium and new uses for chromium, and new food systems that can be enhanced by the inclusion of its ingredient systems.

         The Company is also applying its model of developing uniquely patentable nutritional products supported by peer-reviewed research to other mineral technologies within its intellectual property portfolio, including arginine- silicate- inositol and calcium- taurate.

ONGOING CLINICAL RESEARCH STUDIES - 2003

Chromax: Evaluation of the Effect of Chromium Picolinate in People with Type 2 Diabetes. - Investigator: William Cefalu, MD, University of Vermont (Study funded in part by the American Diabetes Association and by N21).

Chromax: Chromium and Insulin Action. - Investigator: William Cefalu, MD, Pennington Biomedical Research Institute (Study funded by the NIH-NIDDK).

Chromax: A Double Blind, Randomized Controlled Clinical Trial of Chromium Picolinate on Clinical and Biochemical Features of the Metabolic Syndrome. -
Investigator: Philippe Szapary, MD, University of Pennsylvania (Study funded by the NIH)

Chromax: A Double Blind, Placebo Controlled Trial of Chromium Picolinate in Atypical Depression. - Investigator: Dr. David Sack, Comprehensive Neuroscience, Inc. (Study funded by N21).

Chromax: Chromium in the Treatment of Schizophrenia. - Investigator: Phil Cowen, MD, Oxford University (Study product provided by N21).

Chromax based multi-ingredient weight loss product: A Double Blind Placebo Controlled Clinical Trial Evaluating The Effects Of A Weight Loss Supplement In Healthy Overweight/Moderately Obese Volunteers - Investigator: Jeff Geohas, MD. Radiant Research (Study funded by N21).

Diachrome: A Randomized, Double Blinded, Placebo Controlled, Parallel Arm, Multicenter Study to Evaluate the Improvement in Glycemic Control, Lipid Levels, Quality of Life and Healthcare Costs After Daily Administration of Chromium Picolinate and Biotin in Patients With Type 2 Diabetes Mellitus. -
Investigators: Burch Fuqua, MD; Cesar Albarracin, MD. Diabetex Corporation (Study funded by N21)

Diachrome: Chromium Picolinate And Biotin Supplementation To Diminish Glycation In Children And Adults With Type 2 Diabetes. - Investigator: Paul Harmatz, MD. Children's Hospital Oakland (Study funded by N21).

STUDIES COMPLETED IN 2003

Chromax: Primary Screening of Enzyme or Receptor Binding Assays Relating to Depression and Alzheimer's Disease with Chromium Picolinate. - Investigators:
Juturu V, Komorowski JR and Chiu P (Study funded by N21).

Chromium Picolinate: Effects of Chromium Treatment in Patients with Poorly Controlled, Insulin-Treated Type 2 Diabetes Mellitus. A Randomized, Double Blind, Placebo-Controlled-Trial. -

Investigators: Houweling, ST, Kleefstra N, Jansman FGA, Bakker SJL, Groenier, KH, Meyboom-de Jong, B and Bilo HJG, Department of Internal Medicine, Isala Clinics, The Netherlands.

Chromium: Toenail Chromium Levels and Risk of Coronary Heart Disease Among Normal and Overweight Men Eric B. Rimm, Eliseo Guallar, Edward Giovannucci, Alberto Ascherio, Meir J. Stampfer, Walter C. Willett, & Frank B. Hu. Department of Nutrition, Harvard School of Public Health, and Johns Hopkins Medical Institutions. (Funded in part by research grant from N21). Chromium: Toenail Chromium Status and Cardiovascular Disease Risk in Europe. - Investigator:
Eliseo Guallar, MD, DrPh. Johns Hopkins University.

Zenergen: Effects of chromium picolinate, conjugated linoleic acid and CLA isomers on 3T3-L1 adipocyte differentiation and PPARs activation (alpha, beta and gamma) - Investigators: Dr. Jack Vanden Heuvel, Penn State University & Exygen, Inc. (Study funded by N21).

Arginine-Silicate-Inositol: Effect of Arginine silicate inositol complex on vascular function and bone health markers. - Investigator: James C Russell, University of Alberta (Study funded by N21).

Arginine-Silicate-Inositol: Evaluation of Arginine inositol potassium silicate in the Ames bacterial reverse mutation test. Investigators: Juturu V, Komorowski JR and Rao KS (Study funded by N21).

Arginine-Silicate-Inositol: Evaluation of Arginine Inositol Silicate tested for LD50 Investigators: Juturu V, Komorowski JR and Devine J (Study funded by N21).

PRESENTATIONS AND PUBLICATIONS IN 2003

Juturu V, Komorowski JR. Chromium supplements, glucose and insulin responses. Am J Clin Nutr. 77 :1, 2003

Juturu V, Komorowski JR. Chromium compounds: cytotoxicity and carcinogenesis. Toxicology. Apr 15; 186(1-2): 171-3, 2003

Davidson JR, Abraham K, Connor KM, McLeod. Effectiveness of Chromium in Atypical
Depression: A Placebo- Controlled Trial. Biol Psychiatry. 53, 261-264, 2003

Juturu V. and Komorowski JR. Chromium and Cardiovascular Disease. Advances in Heart Failure. [Intern. Acad. Cardiology]. Ed. Asher Kimchi. 279-282, 2003

Juturu V., Komorowski JR, Devine J et al. Absorption and Excretion of Chromium from orally administered: Chromium Chloride, Chromium Acetate and Chromium Oxide in rats. Intern J Trace Elements and Electrolytes.20 (1), 23- 28, 2003

Juturu V. and Komorowski, JR. Fatty Acids And Insulin Resistance. AOCS, 2003

Juturu V. and Komorowski, JR. Different Forms of Chromium: A Critical Evaluation of Absorption and Excretion. FASEB, 2003

Juturu V., Komorowski JR, Greenberg D, Maki KC, Rosenblatt S. Chromium with Biotin Decreases coronary risk lipids and lipoproteins in people with Type 2 Diabetes ingesting moderate carbohydrate nutritional beverages. FASEB 2003

Komorowski JR., Juturu V, Wang zQ., Zhang XH., and. Cefalu WT. Glucose uptake of Chromium Picolinate, Chromium Polynicotinate and Niacin. FASEB, 2003

Juturu V. and Komorowski JR. Consumption of selected food sources of chromium in the diets of American Adults: Based on the CSFII database 1994-1996. FASEB, 2003

Wang ZQ, Zhang XH, Baldor LC, and Cefalu WT. Chromium picolinate increases skeletal muscle PI-3 Kinase activity in obese, hyperinsulinemic JCR:LA-Corpulent (JCR:LA-Cp) Rats63rd Annual Meetings &Scientific Sessions, ADA, 2003

Wang Z, Zhang X, Komorowski JR, Juturu V and Cefalu WT. Enhancement of Glycogen accumulation in human skeletal muscle culture: Conjugated linoleic acid, CLA isomer t10c12 and chromium picolinate, 63rd Annual meetings and scientific sessions, ADA 2003

Ghosh D,  Bhattacharya  B, Mukherjee B, Manna B, Sinha M, Chowdhury J, Chowdhury
S. Role of chromium supplementation in Indians with type 2 diabetes mellitus. J Nutr Biochem. Nov;13(11):690-697, 2002.

Juturu, V and Komorowski, JR. Chromium And Cardiovascular Disease. 8th World Congress on Heart Failure. Washington DC, July 13-16, 2002

Juturu, V, and Komorowski, JR. Antimutagenic Activity of Chromium Picolinate in the Salmonella Assay. XIV World Congress of Pharmacology. July 7-12, 2002.

STUDIES COMPLETED IN 2002

Diachrome: Chromium with Biotin Decreases coronary risk lipids and lipoproteins in people with Type 2 Diabetes ingesting moderate carbohydrate nutritional beverages. Investigator: Kevin Maki, PhD Chicago Center for Clinical Research (Study funded by N21).

Zeramax:   Effectiveness  of  Chromium  Picolinate  in  Atypical  Depression:  A
Placebo-Controlled Clinical Trial. Investigator: Jonathan Davidson, MD, Duke University (Study funded by N21).

PRESENTATIONS AND PUBLICATIONS IN 2002

Cefalu WT, Wang ZQ, Zhang XH, Baldor LC and Russell JC. Oral Chromium Picolinate Improves Carbohydrate and Lipid Metabolism and Enhances Skeletal Muscle Glut-4 Translocation in Obese, Hyperinsulinemic (JCR-LA Corpulent) Rats. The Journal of Nutrition 132(6):1107-14. June 2002

Davidson J, Abraham K, Connor K and McLeod MN. Effectiveness of Chromium Picolinate in Atypical Depression: A Placebo-Controlled Clinical Trial. Journal of Biology Psychiatry (In Press) 2002

Feng J, Lin D, Zheng A, Cheng N. 2002. Chromium picolinate reduces insulin requirements in people with type 2 diabetes mellitus. Diabetes 51(S2):A469

Juturu V, Komorowski JR, and Devine J et al. Absorption and Excretion of Chromium from Orally Administered Chromium Chloride, Chromium Acetate and
Chromium Oxide in Rats. Intern Journal Trace Elements and Electrolytes. (In Press) 2002

Juturu V. Lite Bites case study: A Total Lifestyle System for Weight Management. Weight loss Foods and Supplements Conference, Chicago, Il Feb 2002

Juturu V and J Komorowski JR. Is Chromium Needed for Individuals with Cardiovascular Disease? FASEB, Experimental Biology 16(4)2002

Rimm EB, Guallar E, Giovannucci E, AshcerioA, Stampfer MJ,. Willet WC and Hu F. Toenail Chromium Levels and Risk of Coronary Heart Disease Among Normal and Overweight Weight Men. 42nd Annual Conference on the Epidemiology and Prevention of Cardiovascular Disease and Obesity. American Heart Association, April 2002

Juturu, V, and Komorowski, J.R. Chromium In the Management of Improving Insulin Sensitivity. TEMA II June 2-6, CA., 2002. The Journal of Nutrition (suppl). 2002

Juturu V and Komorowski JR. Chromium: A Systematic Overview and Meta Analysis. 62nd Annual Meeting & Conferences. American Diabetes Association, June 2002

Juturu V and Komorowski JR. Conjugated Linoleic Acid and Metabolic Syndrome: An overview. ISSFAL, Quebec, Canada May 2002

Juturu V and Komorowski JR. Antimutagenic Activity of Chromium Picolinate in the Salmonella Assay. XIV World Congress of Pharmacology, July 2002.

Juturu V and Komorowski JR. Reply to Althuis MD. Glucose and Insulin responses to dietary chromium supplements: A Meta-Analysis. (In Press) The American Journal Clinical Nutrition 2002.

STUDIES COMPLETED IN 2001

Diachrome: Chromium Picolinate with Biotin Attenuates Elevation in Blood Glucose Levels in People with Type 2 Diabetes Ingesting Medium Carbohydrate Nutritional Beverages. Investigators: Greenberg D, Komorowski JR and Maki KC (CRO)

Lite Bites: Effect Of A Dietary Supplement Added to a Low Calorie Diet and Exercise Program on Bone Mass. Investigators: Greenberg D, Komorowski JR (CRO)

Zenergen:  Enhancement  of  Glucose  Uptake In Human  Skeletal  Muscle  Culture:
Conjugated Linoleic Acid, CLA Isomer t10 cis12, and Chromium Picolinate. Investigators : Juturu V, Komorowski JR, Cefalu WT et al., University of Vermont 2001

Chromium: Absorption and Excretion of Chromium from Orally Administered Chromium Chloride, Chromium Acetate and Chromium Oxide in Rats. Investigators: Juturu V, Komorowski JR, Devine J (CRO).

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

Juturu V and Komorowski JR. Is Chromium Supplementation needed in People With Diabetes Mellitus? Diabetes Workshop. West Virginia, Oct 2001

GOVERNMENTAL REGULATION

DIETARY SUPPLEMENTS AND PHARMACEUTICALS

         Depending upon the ingredients of a specific product, some nutrition products can be marketed in the U.S. under DSHEA or the Orphan Drug Act. The Company's human nutrition products fall in regulatory categories that, in some circumstances, may require FDA approval for marketing. In addition to FDA regulations, the Federal Trade Commission ("FTC") regulates product-advertising claims. Prior to the Company's acquisition of Nutrition 21, Nutrition 21 and the FTC entered into a consent agreement, which culminated in an FTC order that, among other things, requires that claims for dietary supplements be supported by competent and reliable scientific evidence. Independent of this order, the Company maintains a commitment to validating its product claims through double-blind placebo controlled clinical trials.

         In 2002, chromium picolinate was certified as generally recognized as safe for use in foods (GRAS) by an expert panel, which reviewed a substantial dossier of clinical evidence confirming the safety of chromium picolinate. In addition to sales for human consumption, the Company sells chromium picolinate for use in certain animal feed applications, having been approved by the FDA for use as a supplement in animal feed for swine in 1996.

         The Company currently markets its products as dietary supplements. Going forward, Nutrition 21 intends to continue to market its products as nutritional supplements. The existing product portfolio will continue to be marketed as Dietary Supplements under the DSHEA regulations, and in certain circumstances, the Company will seek to secure a FDA approved health claim. The new product marketing strategy will focus on the clinical value of proprietary formulations, like Diachrome, which are expected to be marketed as a physician-recommended nutrition therapy for people with diabetes and/or impaired insulin function.

         Diachrome has been clinically shown to improve various diabetes endpoints including glycated hemoglobin as well as fasting and postprandial glucose levels. However, the current regulatory environment for dietary supplements does not allow reference to diabetes or the health parameters defining this condition (e.g. healthy blood glucose metabolism). As such, the Company initially plans to market Diachrome within the regulatory context of a dietary supplement while relying in part on the support of third party experts and the promotion of peer-reviewed research to quantify product benefits. Upon completion of its large-scale clinical trial with Diabetex, a leading diabetes disease management company, the Company plans to secure a FDA approved health claim.

PROPRIETARY RIGHTS

TRADEMARKS

         Chromax, Diachrome, Selenomax, SelenoPure, Zinmax, Zenergen and Magnemax are among the more well known trademarks owned by Nutrition 21: Chromax for chromium picolinate; Diachrome for chromium picolinate and biotin; Selenomax for high selenium yeast,

SelenoPure for yeast-free selenium; Zinmax for zinc picolinate; Magnemax for manganese picolinate, and Zenergen for chromium picolinate and conjugated linoleic acid. Brite Bites, Cardia, Lite Bites, Lite Bites Fat-Fighting System Chewies, and Metabolic Makeover are trademarks for its consumer products in the US, while Brite Bites is a UK trademark.

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

         The Company enforces its patent rights to exclude others from copying the Company's patented technology. The Company also licenses its patent rights to others in exchange for royalties or access to complementary technology. The strategic use of patents protects the Company's initial investment in innovation as well as generates additional monies, which can be used to fund additional research and development of new products.

         The nutritional supplement industry had traditionally viewed patent protection as a marketing tool, not as a strategic tool providing a competitive advantage. Patent rights were rarely, if ever, enforced. In this environment, smaller companies were less likely to invest in innovation, knowing that larger companies with greater manufacturing and marketing capacity could freely copy its products. However, the Company has used its IP strategically to protect its investment and the investments of its customers.

         The Company has demonstrated its ability to both monitor and enforce its patent portfolio, having settled several cases whereby the Company's patents were being infringed. Settlements of these suits have made a significant financial contribution to Company operations and have helped reinforce industry compliance with respect to the Company's proprietary rights.

         In 2003, the Company settled a patent dispute with Lonza Inc., in which Lonza agreed to license the Company's glucose control patents for marketing Lonza's proprietary combination of carnitine and chromium picolinate for swine feed applications. No other rights were granted to Lonza to sell chromium picolinate, alone or in other combinations, for human or other animal applications.

         The Company presently has 36 issued US patents and 13 pending US patent applications with foreign equivalents covering novel compositions and therapies directed towards significant health conditions such as cardiovascular disease, depression, polycystic ovary syndrome, both type 1 and type 2 diabetes, and sports nutrition.

         The pending applications build upon the Company's expertise in technology areas such as nutritional mineral supplements and demonstrate the Company's commitment to expand into complementary technologies. As a leader in therapeutic chromium research, the Company enjoys a prominent patent position in the area of nutritional supplementation with chromium picolinate. The Company's research has further enhanced this position by generating discoveries directed towards the synergistic effects of combining chromium with compounds such as biotin, alpha lipoic acid, conjugated linoleic acid (CLA), and CLA isomers. Most notable among these are issued patents and pending patent applications covering the positive effects of chromium and biotin on type 2 diabetes and which further protect unauthorized copying of the Diachrome product. Outside of the chromium arena, the Company continues to develop the area of arginine silicate, a patented compound that has shown great promise in therapies for bone and joint health, cardiovascular disease, and glucose metabolism. In addition to holding patents covering the compound, methods for making the compound, and various therapeutic uses, the recent discovery of a novel method for producing commercial quantities of arginine silicate may facilitate bringing the benefits of arginine silicate closer to market.

         The Company maintains non-disclosure safeguards, including confidentiality agreements, with employees and certain consultants. There can be no assurance, however, that others may not independently develop similar technology or that secrecy will not be breached despite any agreements that exist.

Pharmaceutical Patents

         The Company owns more than 200 patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains;
plasmid vectors and methods of construction; expression and production of recombinant lysostaphin; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; and the use of bacteriocin compositions in gastrointestinal healthcare. These patents are licensed to AZWELL Inc, Biosynexus Incorporated, and ImmuCell Corporation.

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

            The Company believes that its success in competing with others will in part be based on enforcing its patent portfolio and on using its clinical research for competitive advantage.

            Although the Company holds exclusive rights to basic patents covering the nutritional uses of chromium picolinate and its other chromium-based supplements, the industry does not always recognize the value of a patented position. The industry is fragmented, and both foreign and domestic companies appear willing at times to disregard patent rights.

MANUFACTURING

         Contractors manufacture the Company's products to Company specifications, sometimes using the Company's proprietary technology. The Company believes that it has adequate inventory of products to accommodate a suspension in the manufacture of any of its products. There are numerous sources of supply for all of the raw materials used in the manufacture of the Company's products.

         The Company plans to continue to outsource its manufacturing and packaging needs as it expands its business to include the marketing and distribution of branded therapeutic supplements, utilizing best of class vendors who can satisfy the Company's strict quality standards.

EMPLOYEES

         As of June 30, 2003, the Company had 27 full-time employees, of whom 3 were executive employees, 8 were administrative, 11 were engaged in marketing and sales, and 5 were involved in research, process and product development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

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

ITEM 3.           LEGAL PROCEEDINGS

         Andrew Wertheim (a former Executive Officer) has demanded arbitration of whether he is entitled to severance benefits under the terms of his employment agreement. The Company believes that Mr. Wertheim has no entitlement, and has not provided any severance benefits. The Company in the ordinary course of its business has brought patent infringement actions against companies that are selling chromium picolinate in violation of the Company's patent rights. As of this date, no actions are ongoing, and the Company, which intends to vigorously protect its proprietary rights, is evaluating bringing other patent infringement actions. Various actions have been terminated on terms that the Company believes will protect its rights. In addition, the Company has brought an action against a competitor for false and misleading advertising.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's shareholders during the fiscal quarter ended June 30, 2003.

                                    PART II

ITEM 5.           MARKET PRICE OF REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

         Matters Relating to Common Stock

         The Company's Common Stock trades on the Nasdaq SmallCap Market System under the symbol "NXXI".

         The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company intends to retain all earnings, if any, for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the foreseeable future.

         The following table sets forth the high and low sales prices as reported by the Nasdaq Market for the Common Stock.

                                                 Common Stock
Fiscal Quarter Ended                         High            Low
--------------------------------------------------------------------------------
September 30, 2001                        $   1.70        $   0.74
December 31, 2001                         $   0.96        $   0.60
March 31, 2002                            $   0.98        $   0.63
June 30, 2002                             $   0.74        $   0.54
September 30, 2002                        $   0.40        $   0.37
December 31, 2002                         $   0.64        $   0.48
March 31, 2003                            $   0.38        $   0.35
June 30, 2003                             $   0.48        $   0.44

         As of September 23, 2003, there were approximately 470 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of its Common Stock is held of record in broker "street names."

         Adoption of Shareholders Rights Plan

                  The Company adopted a Shareholder Rights Plan on September 12, 2002. Under this plan, the Company distributed, as a dividend, one preferred share purchase right for each share of Common Stock of the Company held by stockholders of record as of the close of business on September 25, 2002. The
Rights Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on September 11, 2012.

         Each Right entitles stockholders to buy one one-thousandth of a share of newly created Series H Participating Preferred Stock of the Company for $3.00 per share. Each one one-thousandth of a share of the Preferred Stock is designed to be the functional equivalent of one share of Common Stock. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock (30% in the case of a person or group that is currently a 15% holder) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more the Company's Common Stock.

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

SELECTED STATEMENT OF                                              YEAR ENDED JUNE 30,
OPERATIONS DATA:                            2003(3)        2002(2)         2001        2000      1999(1)
-------------------------------------------------------------------------------------------------------
Total Revenues                            $ 10,615       $ 14,668       $ 23,252    $ 32,814   $ 28,301
Gross Profit                                 6,486         10,324         17,036      27,034     23,519
Operating (Loss) Income                    (11,081)        (7,789)          (955)      7,041      6,469
(Loss) Income Before Taxes                 (11,050)        (6,011)         1,400       7,004      6,347
Income Taxes                                  (544)            --            335         523        482
Net (Loss) Income                          (10,506)        (6,011)         1,065       6,490      5,865
Diluted (Loss) Earnings per Share            (0.32)         (0.19)          0.03        0.20       0.19

                                                                       AT JUNE 30,
SELECTED BALANCE SHEET DATA:                2003            2002           2001        2000       1999
-------------------------------------------------------------------------------------------------------
Working Capital                           $  4,146       $  8,002       $  6,392    $  6,486   $  1,879
Total Assets                                18,920         28,100         38,887      41,085     34,541
Total Liabilities                            3,484          2,151          6,495      10,430     12,950
Long-Term Obligations                           --             --            122       1,278      3,807
Redeemable Preferred Stock                      --             --            418         676        921
Stockholders' Equity                        15,436         25,949         31,974      29,979     20,670

----------
(1) Consolidated Statements of Operations include the operations of the Lite Bites business from January 1, 1999, the effective date of acquisition.

(2) Consolidated Statements of Operations include a $7.1 million non-cash charge for the impairment of goodwill.

(3) Consolidated Statements of Operations include a $4.4 million non-cash charge for the impairment of intangibles.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

OVERVIEW

         The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

                                                        Fiscal Year
                                                     Percent of Revenues
                                                 2003       2002       2001
                                                ------     ------     ------
Total Revenues                                   100.0%     100.0%     100.0%
Gross profit*                                     59.8       69.7       70.1
Selling, general and administrative expense       77.3       50.1       44.4
Research and development expense                  21.0        6.9        8.4
Operating (loss)                                (104.4)     (53.1)      (4.1)
Net (loss) income                                (99.0)     (41.0)       4.6

*Based upon percent of net sales

Results of Operations

1. Year ended June 30, 2003 vs. Year ended June 30, 2002.

REVENUES

Net sales of $10.3 million for fiscal year 2003 declined $4.0 million when compared to net sales of $14.3 million for fiscal year 2002.

The decline in revenues primarily reflects unsatisfactory results in the marketing of the Company's Lite Bites product line. Lower sales to the QVC channel can be partially attributable to increased competition in the nutrition bar category and a general decline in the weight-loss supplement market related to negative press associated with the ephedra controversy. Softer sales resulted in more limited airtime driving the Lite Bites business on QVC into further decline. In parallel during fiscal year 2003, the Company continued to explore alternative cost-effective channels of distribution for the Lite Bites brand that, prior to this year, was by agreement sold exclusively through QVC, Inc. The Company tested the proposition of taking Lite Bites into retail distribution though an alliance with Leiner Health Products, one of the largest and most reputable supplement distributors in the U.S. The resulting feedback indicated that the brand would require a much larger investment in marketing than the Company believed was justified. Therefore, the Company has made the decision to no longer invest in the Lite Bites product line. As a result, the Company determined that a $4.4 million non-cash charge associated with the long-lived assets related to the Lite Bites product line was warranted. The Company will consider a sale of the Lite Bites assets. Any returns realized will be reinvested in the expansion of the Company's chromium-derived business opportunities.

Lower weight-loss and sports nutrition supplement sales have led to commensurate reductions in revenues from ingredient sales.

Other revenue from license fees for fiscal year 2003 and fiscal year 2002 was $0.4 million.

COST OF GOODS SOLD

Cost of goods sold in fiscal year 2003 of $4.1 million declined $0.2 million when compared to $4.3 million in fiscal year 2002. A reduction in cost of goods sold, which is directly related to lower sales in fiscal year 2003, was partially offset by a charge of $0.2 million for slow-moving inventory of the Lite Bites product line. Gross margin on product sales was 59.8% in fiscal year 2003, compared to 69.7% in fiscal year 2002. The decline was due primarily to product mix and charges to cost of goods sold for slow-moving inventory.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for fiscal year 2003 of $8.2 million increased $0.9 million when compared to $7.3 million for fiscal year 2002.
Charges for marketing, as well as personnel and personnel-related costs associated with organizational expansion to support the Company's planned launch of new chromium based therapeutic products were the primary reasons for the increase.

RESEARCH AND DEVELOPMENT

Research costs of $2.2 million for fiscal year 2003 increased $1.2 million when compared to $1.0 million in fiscal year 2002. The increase is due primarily to spending to validate new chromium product applications in diabetes and depression.

The Company's therapeutic strategy for the past year includes a larger commitment to spending on research and development and is targeted at further validating earlier findings focused on disease specific conditions in the areas of diabetes and depression.

The Company entered into an agreement with Diabetex, Inc., a diabetes disease management company, and is funding a large-scale trial in managed patient populations to evaluate Diachrome's effect as a nutritional adjunct to standard care for people with diabetes. The clinical trial is planned to complete by the close of fiscal year 2004.

The Company also entered into an agreement with Comprehensive NeuroSciences, Inc., a contract research organization in the neurosciences field, to perform studies related to the Company's anti-depressant technology. The Company expects that the first phase of its study will be completed during fiscal year 2004.

The Company expects to launch these products under the Dietary Supplement Health and Education Act (DSHEA) regulatory pathway that is less costly and less time consuming than that required for drug development. These large-scale studies are being conducted to secure medical acceptance and adoption for the Company's products as standard treatment protocols. The Company's spending in these areas of new technology is discretionary and is subject to the availability of funds. There can be no assurances that the Company's disease specific product development efforts will be successfully completed or that the products will be successfully manufactured or marketed.

IMPAIRMENT OF INTANGIBLES

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the Company to review its long-lived assets whenever events or changes in circumstances indicate that an impairment might exist. During fiscal year 2003, the Company decided to discontinue investing in its Lite Bites product line. As a result of a review of current and forecasted operating cash flows and the profitability of this line, the Company determined that a $4.4 million non-cash impairment charge was warranted. The Company used a discounted cash flow analysis for purposes of estimating the fair value of its reporting unit.

INCOME TAXES

The effective tax rate for fiscal year 2003 was a benefit of 5% compared to 0% for fiscal year 2002. For fiscal year 2003, the benefit was recorded up to the extent of the Company's net operating loss carryback. The difference between the federal statutory rate of 34% and the actual rate is primarily due to changes in the deferred tax asset valuation allowance.

RESULTS OF OPERATIONS

2.       Year ended June 30, 2002 vs. Year ended June 30, 2001

REVENUES

Net sales of $14.3 million for fiscal year 2002 declined $6.5 million when compared to net sales of $20.8 million for fiscal year 2001. The decline is primarily due to softness in retail sales of vitamin and mineral supplements, industry consolidation, and a shortfall in sales of consumer products as a result of a short-term quality control issue at the Company's supplier of Lite Bites products.

Other revenues for fiscal year 2002 of $0.4 million declined $2.0 million when compared to $2.4 million of other revenues for fiscal year 2001. Fiscal year 2001 included $1.9 million of license fees earned from Biosynexus Incorporated in accordance with a License Agreement entered into on August 2, 2000 and ImmuCell Corporation in accordance with a License Agreement entered into on April 12, 2000.

COST OF GOODS SOLD

Cost of goods sold in fiscal year 2002 of $4.3 million declined $1.9 million when compared to $6.2 million in fiscal year 2001. The reduction in cost of goods is directly related to lower sales in fiscal year 2002. Gross margin on product sales of 69.7% in fiscal year 2002 declined 0.4% when compared to 70.1% in fiscal year 2001. The decline is due primarily to product mix, with lower margin consumer products accounting for a greater proportion of the Company's revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expense for fiscal year 2002 of $7.3 million decreased $3.0 million when compared to $10.3 million for fiscal year 2001. The decrease is due primarily to cost savings attributable to a restructuring undertaken by the Company during the second quarter of fiscal year 2001, reductions in advertising and consulting expenditures, and containment of non-strategic expenditures.

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

OTHER INCOME

Other income of $1.8 million in fiscal year 2002 and $2.3 million in fiscal year 2001, was due primarily to amounts earned on the settlement of patent infringement lawsuits.

INCOME TAXES

The effective tax rate for fiscal year 2002 was 0.0% compared to 24.0% in fiscal year 2001. The difference between the effective rate and the federal statutory rate of 34% is due primarily to changes in the deferred tax valuation allowance, non-deductible amortization and impairment charges.

NUTRITIONAL PRODUCTS

1.       Year ended June 30, 2003 vs. Year ended June 30, 2002

Nutritional products revenues of $10.2 million for fiscal year 2003 declined $4.0 million when compared to $14.2 million in fiscal year 2002. The decline is primarily due to a softness in sales of Lite Bites nutrition bars and related dietary supplements sold through QVC, as noted above.

Nutritional products operating loss for fiscal year 2003 was $11.3 million, including a $4.4 million non-cash charge for impairment of long-lived assets, compared to an operating loss of $8.0 million in fiscal year 2002, which included a $7.1 million non-cash charge for impairment of goodwill.

2.       Year ended June 30, 2002 vs. Year ended June 30, 2001

Nutritional products revenues of $14.2 million for fiscal 2002 decreased $6.9 million, when compared to nutritional products revenues of $21.1 million for fiscal year 2001. The decrease in revenues is primarily due a royalty reduction associated with the expiration of the Company's chromium picolinate composition of matter patent in August of 2000, softness in retail sales of vitamin and mineral supplements, and continuing industry consolidation..

Nutritional products operating loss for fiscal year 2002 was $8.0 million, which included a $7.1 million non-cash charge for impairment of goodwill, compared to $2.9 million in fiscal year 2001.

PHARMACEUTICAL PRODUCTS

1.       Year ended June 30, 2003 vs. Year ended June 30, 2002

Pharmaceutical products revenues for fiscal years 2003 and 2002 were $0.4 million. License fee income accounted for the revenue in both years.

Pharmaceutical products operating income for fiscal years 2003 and 2002 was $0.3 million, respectively.

2. Year ended June 30, 2002 vs. Year ended June 30, 2001.

Pharmaceutical products revenues for fiscal year 2002 of $0.4 million decreased $1.7 million when compared to $2.1 million for fiscal year 2001. License fees earned from users of the Company's patented technologies in fiscal year 2001 did not recur in fiscal 2002.

Pharmaceutical products operating income of $0.2 million for fiscal year 2002 decreased $1.7 million when compared to $1.9 million in fiscal year 2001. The primary reason for the decline was no significant license fees were earned in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2003 of $4.1 million declined $0.9 million when compared to $5.0 million at June 30, 2002. As of June 30, 2003, the Company had a working capital surplus of $4.1 million, compared to a working capital surplus of $8.0 million as of June 30, 2002.

Net cash used in operating activities for fiscal 2003 was $0.3 million compared to cash provided by operating activities of $4.5 million in fiscal year 2002. Operating losses in fiscal year 2003 account for the majority of the difference.

Net cash provided by investing activities for fiscal year 2003 was $0.5 million compared to cash used in investing activities of $4.2 million in fiscal year 2002. A lower contingent payment for acquisitions was the primary reason for the change. In addition, $1.0 million invested in short-term instruments in fiscal year 2002 matured in fiscal year 2003.

Net cash used in financing activities was $58 thousand compared to $1.7 million in fiscal year 2002. Debt repayments in fiscal year 2003 were eliminated, as well as the lack of redemption of preferred stock account for the change.

The Company's primary source of financing is cash generated from continuing operations. The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity to fund continuing operations for the next twelve months.

Future increases in marketing and research and development expenses over the present levels and any acquisition activities will require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing arrangements. The Company does not currently have any specific arrangements for additional financing and there can be no assurance that additional funding will be available at all or on terms acceptable to the Company.

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

         o Property, plant and equipment, patents, trademarks and other intangible assets owned by the Company are amortized, over their estimated useful lives. Useful lives are based on management's estimates over the period that such assets will generate revenue. Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations", and No. 142 "Goodwill and other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement No. 142. Other intangible assets will continue to be amortized over their useful lives. See Note 18 for further discussion on the impact of SFAS No. 142 on Nutrition 21's 2002 financial position and results of operations for the year ended June 30, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and is effective for the Company's fiscal year beginning July 1, 2002. (see Note 9 for impairment discussion).

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting held on July 29, 2003, the Audit Committee of the Board of Directors of the Company approved the engagement of J. H. Cohn LLP as its public accountants for the fiscal year ending June 30, 2003 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective July 31, 2003.

The audit reports of Ernst & Young LLP on the consolidated financial statements of Nutrition 21, Inc. and subsidiaries as of and for the years ended June 30, 2002 and 2001, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Ernst & Young LLP's satisfaction, would have caused Ernst & Young LLP to make reference to the subject matter of such disagreements in connection with its report.

ITEM 9A  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

         The officers and directors of the Company are as follows:

                             Year Joined
       Name and Age          Company      Position
--------------------------------------------------------------------------------
Gail Montgomery (50)         1999         President, Chief
                                          Executive Officer,
                                          and Director

John H. Gutfreund (73)       2000         Chairman of the Board

P. George Benson, PhD (57)   1998         Director

Warren D. Cooper, MD (50)    2002         Director

Audrey T. Cross, PhD (58)    1995         Director

Paul Intlekofer (35)         2002         Chief Financial Officer and Senior
                                          Vice President, Corporate Development

Marvin Moser, MD (79)        1997         Director

Robert E. Pollack, PhD (63)  1995         Director

Benjamin T. Sporn (65)       1986         Senior Vice President,
                                          General Counsel, and
Secretary

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

         Paul Intlekofer was elected Chief Financial Officer and Senior Vice President, Corporate Development, on January 17, 2003. From June 2002 to January 2003, he served the Company in varying capacities. From September 2001 to June 2002, Mr. Intlekofer was Senior Vice President of Planit, Inc., which provided strategic planning, capital formation, M&A, marketing and new product development services to the healthcare and financial industries. From 1998 to 2001 he was Senior Vice President of Corporate Development for Rdental LLC, the exclusive technology alliance of the American Dental Association and oral health content provider of WebMD. From 1995 to 1997 he was Director of Strategic Operations/Business Development for Doctors Health, a practice management and health insurance company. Early in his career, he practiced corporate and securities law for Venable, Baetjer & Howard. Mr. Intlekofer received his MBA and Juris Doctor from the University of Maryland and BA from the Johns Hopkins University.

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

         The directors' serve for a term of one year and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors, subject to the provisions of the employment agreements described below. Except for Mr. Paul Intlekofer, who is first cousin to Ms Gail Montgomery, there are no family relationships among directors or executive officers.

ARRANGEMENTS REGARDING THE ELECTION OF DIRECTORS

         So long as Burns Philp & Company Limited (an owner of 22.89% of the Company's outstanding common shares) owns at least 20% of the Company's outstanding common stock, BP is entitled to nominate one member for election to the Company's Board. Currently, BP has not nominated a member for election to the Company's Board. See Item 13. Certain Relationships and Related Transactions.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company has an audit committee consisting of Dr. Benson, Dr. Cooper, and Mr. Gutfreund. In addition, the Company has a compensation committee consisting of Dr. Cross, Mr. Gutfreund, and Dr. Pollack. During the year ended June 30, 2003, the audit committee met four times, and the compensation committee met four times.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the periods indicated for (i) the chief executive officer during fiscal year 2003 and (ii) certain other persons that served as executive officers in fiscal year 2003 whose total annual salary and bonus was in excess of $100,000.

                                                   SUMMARY COMPENSATION TABLE (1)(2)
======================================   =====================================================   =================   ===============
                                                                                                    LONG-TERM          ALL OTHER
NAME AND PRINCIPAL POSITION                                 ANNUAL COMPENSATION                    COMPENSATION       COMPENSATION
                                         ------------------   ----------------   -------------   -----------------   ---------------
                                              PERIOD              SALARY            BONUS           SECURITIES          ($)
                                                                    ($)              ($)            UNDERLYING
                                                                                                   OPTIONS/SARS
                                                                                                        (#)
--------------------------------------   ------------------   ----------------   -------------   -----------------   ---------------
Gail Montgomery, President,
Chief Executive Officer and Director     7/1/00 - 6/30/01         257,307         275,000             200,000
                                         ------------------   ----------------   -------------   -----------------   ---------------
                                         7/1/01 - 6/30/02         275,000                             500,000
                                         ------------------   ----------------   -------------   -----------------   ---------------
                                         7/1/02 - 6/30/03         275,000                           1,175,000
--------------------------------------   ------------------   ----------------   -------------   -----------------   ---------------
Paul Intlekofer, Chief Financial
Officer and Senior Vice President,       7/1/02 - 6/30/03         190,731                           1,050,000        37,500(3)
Corporate Development
--------------------------------------   ------------------   ----------------   -------------   -----------------   ---------------
Alan J. Kirschbaum, Vice President,
Finance and Treasury                     7/1/00 - 6/30/01         150,000          30,000              75,000
                                         ------------------   ----------------   -------------   -----------------   ---------------
                                         7/1/01 - 6/30/02         150,000
                                         ------------------   ----------------   -------------   -----------------   ---------------
                                         7/1/02 - 6/30/03         150,000                              30,000
--------------------------------------   ------------------   ----------------   -------------   -----------------   ---------------
Benjamin T. Sporn, Senior Vice
President, General Counsel and           7/1/00 - 6/30/01         207,500          66,688             165,000
Secretary
                                         ------------------   ----------------   -------------   -----------------   ---------------
                                         7/1/01 - 6/30/02         207,500
                                         ------------------   ----------------   -------------   -----------------   ---------------
                                         7/1/02 - 6/30/03         207,500                             225,000
--------------------------------------   ------------------   ----------------   -------------   -----------------   ---------------
Andrew Wertheim, Chief operating
Officer (4)                              7/1/02 - 6/30/03         162,211                             675,000
======================================   ==================   ================   =============   =================   ===============

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

(3) Fees earned in a consulting capacity during fiscal year 2003.

(4) Employment terminated February 14, 2003.

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

         Effective as of September 16, 2002 the Company entered into a three-year employment agreement with Paul Intlekofer, who has served as Chief Financial Officer and Senior Vice President, Corporate Development since January 17, 2003. The agreement provides for an annual salary of $200,000, $225,000, and $250,000 in the successive years under the agreement, and for performance bonuses based on achieving defined revenue targets. Mr. Intlekofer is also entitled to additional payments equal to one year's salary, if his employment is terminated without cause before the agreement expires. If Mr. Intlekofer's employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code.

         The Company entered into a four-year agreement with Benjamin Sporn effective, September 1, 2002, which provides for his services as Senior Vice President, General Counsel, and Secretary as an employee during the first two years of the term, and as General Counsel as a consultant during the balance of the term. Mr. Sporn's salary and fees will be $207,500, $225,000, $150,000 and $100,000 in successive years under the agreement, plus performance bonuses based on achieving defined revenue targets. Mr. Sporn is also entitled to additional payments equal to two years' salary if his employment is terminated without cause before the agreement expires. If Mr. Sporn's employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of
Section 280G of the Internal Revenue Code.

         The following tables set forth information with regard to options granted during the fiscal year (i) to the Company's Chief Executive Officer, and
(ii) to other officers of the Company named in the Summary Compensation Table.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Potential Realizable Value At
                                    Individual Grants                                               Assumed Annual Rates Of Stock
                                                                                                    Price Appreciation For Option
                                                                                                    Term
---------------------------------------------------------------------------------------------------------------------------------
                                Number Of       Percent Of Total
                                Securities         Options/SARs       Exercise
                                Underlying          Granted To         Of Base
           Name                Options/SARs        Employees In         Price      Expiration
                               Granted (#)         Fiscal Year          ($/Sh)         Date           5% ($)          10% ($)
---------------------------  -----------------  -------------------  ------------  ------------  ---------------  ---------------
A. Paul Intlekofer 30.3%         550,000                                $0.40        9/16/12       $138,537          $350,623
                                 500,000                                $0.31       10/18/12       $ 97,749          $247,030
---------------------------  -----------------  -------------------  ------------  ------------  ---------------  ---------------
B. Alan J. Kirschbaum             30,000              0.89%             $0.38        5/22/13       $  7,169          $ 18,169
---------------------------  -----------------  -------------------  ------------  ------------  ---------------  ---------------
C. Gail Montgomery               850,000              24.5%             $0.39        7/31/12       $208,478          $528,326
                              325,000 SAR's            100%                                        $ 79,712          $202,007
---------------------------  -----------------  -------------------  ------------  ------------  ---------------  ---------------
D. Benjamin T. Sporn             225,000               6.5%             $0.39        7/31/12       $ 55,186          $139,850
---------------------------  -----------------  -------------------  ------------  ------------  ---------------  ---------------
E. Andrew Wertheim               675,000              19.5%             $0.36          (2)         $152,281          $387,279
---------------------------  -----------------  -------------------  ------------  ------------  ---------------  ---------------

(1) Consists of stock options except for 325,000 SAR's shown for Gail Montgomery. (2) Expired by reason of termination of employment on February 14, 2003.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

---------------------------------------------------------------------------------------------------------------------------
                                                 INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------------------------------
       Name           Shares        Value              Number of Unexercised            Value of Unexercised In-the-Money
                     Acquired     realized ($)       Options/SARs at FY-End (#)               Options/SARs at FY-End
                       in
                     Exercise
                       (#)
                                                 ----------------  ------------------  ------------------  ----------------
                                                    Exercisable       Unexercisable       Exercisable        Unexercisable
------------------  -----------  --------------  ----------------  ------------------  ------------------  ----------------
Paul                         0               0            60,000           1,000,000              $2,500           $95,000
Intlekofer
------------------  -----------  --------------  ----------------  ------------------  ------------------  ----------------
Alan J.                      0               0            79,000             101,000                  $0            $4,200
Kirschbaum
------------------  -----------  --------------  ----------------  ------------------  ------------------  ----------------
Gail                         0               0           435,000           1,465,000                  $0           $87,900
Montgomery
------------------  -----------  --------------  ----------------  ------------------  ------------------  ----------------
Benjamin T. Sporn            0               0           188,500             284,000                  $0           $13,500
------------------  -----------  --------------  ----------------  ------------------  ------------------  ----------------
Andrew.                      0               0                 0                   0                   0                 0
Wertheim (1)
------------------  -----------  --------------  ----------------  ------------------  ------------------  ----------------

(1) Stock Options expired by reason of termination of employment.

PENSION PLANS

NUTRITION 21, INC.

         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Unit Employees, a non-contributory pension plan (the "Pension Plan") maintained by Burns Philp as long as Burns Philp maintains the Pension Plan and owns at least 20% of the Company's outstanding Common Stock. At June 30, 2003, Burns Philp held approximately 24% of the Company's outstanding Common Stock. Assuming retirement at age 65, the Pension Plan provides benefits equal to the greater of (a) 1.1% of the employee's final average earnings multiplied by the number of years of credited service plus 0.65% of the employee's final average earnings in excess of the average of the contribution and the benefit bases in effect under Section 230 of the Social Security Act for each year in the 35-year period ending with the year in which the employee attains the Social Security retirement age as calculated under

Section 401(l)(5)(E) of the Code and Table I of IRS Notice 89-70, multiplied by the employee's years of credited service up to 35, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan or (b) $24 multiplied by the number of years of credited service up to 25 years plus
$12 multiplied by the years of employment from 26-40 years, minus any predecessor plan benefit in the case of an employee who participated in a predecessor plan. The "final average earnings" are the average earnings during the five highest-paid consecutive calendar years within the last ten calendar years of credited service with the Company. Earnings include the salary and bonus listed in the summary compensation table. Earnings, which may be considered under the Pension Plan, are limited to $200,000 per year subject to annual cost of living adjustments as determined by the IRS.

         The following table sets forth estimated annual benefits payable upon retirement, assuming retirement at age 65 in 2003 and a single life annuity benefit, according to years of credited service and final average earnings. The benefits listed are not subject to any deduction for Social Security or other offset amounts.

                    YEARS OF CREDITED SERVICE

$ 25,000   $  4,320   $  5,760   $  7,200   $  8,160   $  9,600
$ 50,000   $  8,760   $ 11,760   $ 14,640   $ 17,640   $ 20,520
$ 75,000   $ 15,360   $ 20,520   $ 25,960   $ 30,720   $ 35,080
$100,000   $ 21,960   $ 29,280   $ 36,600   $ 43,920   $ 51,240
$150,000   $ 35,040   $ 46,680   $ 58,440   $ 70,080   $ 81,840
$200,000   $ 48,120   $ 64,200   $ 80,280   $ 96,360   $112,440
and up

         Paul Intlekofer, Alan J. Kirschbaum, Gail Montgomery, and Benjamin T. Sporn each have 0.8, 4.5, 3.9, and 11 years, respectively, of credited service under the Pension Plan as of June 30, 2003, and, at age 65, would have approximately 30, 11, 19, and 11 years of credited service, respectively.

CERTAIN OTHER INFORMATION

         In 2002, the Board of Directors adopted a 2002 Inducement Stock Option Plan under which the Company can issue options to purchase up to 2,500,000 common shares to induce individuals to become employed by the Company.

DIRECTOR COMPENSATION

         Non-management Directors each receive a quarterly director's fee of $1,800 and the Chairman of the Board receives a quarterly director's fee of $3,600. Each also receives $500 for each meeting of the Board attended in person, $250 for each meeting of the Board attended telephonically, and each receives options to acquire 15,000 shares of Common Stock. Such options granted to Directors during the fiscal year ended June 30, 2003, were granted at an exercise price of $0.60.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from July 1, 2002 through June 30, 2003, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table sets forth, as of September 19, 2003, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 4 Manhattanville Road, Purchase, New York 10577-2197.

                   Shares Owned Beneficially and of Record (1)

Name and Address                          No. of Shares           % of Total

P. George Benson (2)                          85,000                    *
Warren D. Cooper (3)                          25,000                    *
Audrey T. Cross (4)                          109,000                    *
John H. Gutfreund (5)                        105,000                    *
Paul Intlekofer (6)                          295,383
Alan J. Kirschbaum (3)                       100,500                    *
Gail Montgomery (7)                          834,933                 2.41
Marvin Moser (8)                             170,000                    *
Robert E. Pollack (3)                        115,000                    *
Benjamin T. Sporn (9)                        350,125                 1.00
Andrew D. Wertheim                                 0                    *

Wyeth (10)                                 3,478,261                10.24
5 Giralda Farms
Madison, NJ 07940

Burns Philp & Company Limited (11)         7,763,837                22.89
7 Bridge Street
Sydney, NSW 2000, Australia

|_| All Executive Officers and Directors   1,293,959                 6.10
as a Group (9 persons) (12)
----------

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

         (2)  Includes   75,000  shares  issuable  upon  exercise  of  currently
         exercisable options under the Company's Stock Option Plans.

         (3) Consists of shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (4) Includes 105,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

          (5) Includes 55,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (6) Includes 283,333 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (7) Includes 745,833 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (8) Includes 160,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (9) Includes 316,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

         (10) Formerly American Home Products Corporation.

         (11) Consists of shares owned by subsidiaries.

         (12) Includes 1,740,166 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under equity compensation plans as of June 30, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------  -----------------------------  ----------------------------  ---------------------------------
Plan Category           NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE       NUMBER OF SECURITIES REMAINING
                        ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING            AVAILABLE FOR FUTURE ISSUANCE
                        OUTSTANDING OPTIONS,           OPTIONS, WARRANTS AND          UNDER EQUITY COMPENSATION PLANS
                        WARRANTS AND RIGHTS            RIGHTS                         (EXCLUDING SECURITIES REFLECTED
                                                                                                IN COLUMN(A))
                                 (A)                             (B)                                 (C)
----------------------  -----------------------------  ----------------------------  ---------------------------------
Equity compensation
plans approved by
security holders        4,931,002                      $1.34                           258,500
----------------------  -----------------------------  ----------------------------  ---------------------------------
Equity compensation     (1) 1,583,000                  $0.38                         3,417,000
plans not approved      (2) 0
by security holders     (3) 845,000                    $2.33
----------------------  -----------------------------  ----------------------------  ---------------------------------
Total                   7,359,002                                                    3,675,500
----------------------  -----------------------------  ----------------------------  ---------------------------------

(1) 2001 Stock Option Plan to provide non-executives, who render services to the Company additional incentives to advance the interests of the Company. Neither directors nor executive officers of the Company may be granted Stock Options under the Plan (Exhibit 10.70).

(2) 2002 Inducement Stock Option Plan to inducement an individual to be come an employee of the Company, and provide additional incentives to advance the interests of the Company. Neither directors nor executive officers of the Company may be granted Stock Options under the Plan (Exhibit 10.71).

(3) Warrants granted from time to time as an inducement to various persons or entities to enter into transactions with the Company.

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

       In October 1998, the Company issued 3,478,261 shares of Common Stock to Wyeth for $4.0 million. At June 30, 2003, Wyeth held approximately 10.75% of the Company's outstanding Common Stock. Under a separate agreement in October 1998, Wyeth paid the Company $1.0 million for exclusive rights to sell the Company's Cardia Salt in retail markets in the United States. During fiscal 2001, Wyeth made payments to the Company of $500,000.

       On July 1, 2000, the Company licensed its remaining rights to sell lysostaphin for research purposes, to Benjamin T. Sporn, its senior vice president, for $300,000, payable in cash over a three-year period. Payment of the $300,000 has been made. The price and other terms of the transaction were established through arms-length negotiations.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

1. Information Concerning Fees Paid to Independent Auditors for the fiscal year ended June 30, 2003.

         Set forth below is certain information concerning audit services rendered to the Company by J.H. Cohn LLP and Ernst & Young LLP for the fiscal year ended June 30, 2003. As indicated below, in addition to reviewing financial statements, J.H. Cohn LLP and Ernst & Young LLP provided other services in the fiscal year ended June 30, 2003. The Audit Committee has determined that the provision of these other services is compatible with maintaining the independence of both firms..

         Audit Fees. Ernst & Young LLP billed the Company for aggregate fees of approximately $85,370 for (1) audit services for the fiscal year ended June 30, 2003, up to their dismissal on July 31, 2003, and (2) the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for periods within the fiscal year ended June 30, 2003. In addition, the Company incurred fees by J.H. Cohn LLP of approximately $60,000 for audit services rendered for the fiscal year ended June 30, 2003.

         Audit related fees.  None

         Tax Fees. Ernst & Young LLP billed the Company for aggregate fees of approximately $25,975 for other services rendered in the fiscal year ended June 30, 2003, consisting primarily of tax compliance fees. In addition, the Company incurred fees by J.H. Cohn LLP of approximately $10,000 for other services rendered for the fiscal year ended June 30, 2003, consisting primarily of tax compliance fees.

         All other fees.  None

2. Information Concerning Fees Paid to the Company's Auditors for the fiscal year ended June 30, 2002.

         Set forth below is certain information concerning fees billed to the Company by Ernst & Young LLP in respect of services provided in the fiscal year ended June 30, 2002. As indicated below, in addition to auditing and reviewing financial statements, Ernst & Young LLP provided other services in the fiscal year ended June 30, 2002. The Audit Committee has determined that the provision of these other services is compatible with maintaining the independence of Ernst & Young LLP.

         Audit Fees. Ernst & Young LLP billed the Company for aggregate fees of approximately $214,000 for (1) professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended June 30, 2002 and (2) the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for periods within the fiscal year ended June 30, 2002.

         Audit related fees  None

         Tax Fees. Ernst & Young LLP billed the Company for aggregate fees of approximately $39,191 for other services rendered in the fiscal year ended June 30, 2002 consisting primarily of tax compliance fees.

         All other fees.  None

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

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

       (b)     Reports on Form 8-K

               The Company filed one Report on Form 8-K during the fiscal quarter ended June 30, 2003.

               1. Report dated May 16, 2003 furnishing a copy of a press release of financial results for the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NUTRITION 21, INC.

                                                     By:  /s/ Gail Montgomery
                                                     Gail Montgomery, President,
                                                     CEO and Director

Dated:  September 29, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of September 29, 2003 by the following persons on behalf of Registrant and in the capacities indicated.

                                                     /s/ Gail Montgomery
                                                     Gail Montgomery, President,
                                                     CEO and Director

                                                     /s/ John H. Gutfreund
                                                      John H. Gutfreund,
                                                     Chairman of the Board

                                                     /s/ P. George Benson
                                                     P. George Benson, Director

                                                     /s/ Warren D. Cooper
                                                     Warren D. Cooper Director

                                                     /s/ Audrey T Cross
                                                     Audrey T. Cross, Director

                                                     /s/ Marvin Moser
                                                     Marvin Moser, Director

                                                     /s/ Robert E. Pollack
                                                     Robert E. Pollack, Director

                                                     /s/ Paul Intlekofer
                                                     Paul Intlekofer, Chief
                                                     Financial Officer

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

10.72       Nutrition 21, Inc.  Change of Control Policy  adopted  September 12,
            2002. (21)

10.73 Employment Agreement entered into as of September 1, 2002 between Nutrition 21, Inc. and Gail Montgomery. (21)

10.74 Employment Agreement entered into as of August 5, 2002 between Nutrition 21, Inc. and Andrew Wertheim. (21)

10.75 Employment Agreement entered into as of September 1, 2002 between Nutrition 21, Inc. and Benjamin Sporn (21)

10.76 Employment Agreement entered into as of September 16, 2002 between Nutrition 21, Inc. and Paul Intlekofer (22)

23.1        Consent of J.H. Cohn LLP (22)

23.2        Consent of Ernst & Young LLP (22)

31.1        Certification  of President and Chief Executive  Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002 (22)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)

32.1 Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

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

(19)        Incorporated  by reference to the Company's  Report on From 10-K for
            2001

(20) Incorporated by reference to the Company's Report on Form 8-K dated September 18, 2002.

(21)        Incorporated  by reference to the Company's  Report on From 10-K for
            2002

(22)        Filed Herewith.

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

                               NUTRITION 21, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FILED WITH THE ANNUAL REPORT OF THE

                              COMPANY ON FORM 10-K

                                  JUNE 30, 2003

                                                                       PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                             F-2-3

CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2003 AND 2002                   F-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         YEARS ENDED JUNE 30, 2003, 2002 AND 2001                       F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001               F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         YEARS ENDED JUNE 30, 2003, 2002 AND 2001                       F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Nutrition 21, Inc. (the "Company) as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each the two years in the period ended June 30, 2002. Our audits also included the related financial statement schedule (for the 2002 and 2001 information) listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. at June 30, 2002, and the consolidated results of its operations and its cash flows for each the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule (for the 2002 and 2001 information), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               /s/ J.H. COHN LLP
Roseland, New Jersey
September 26, 2003

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheet of Nutrition 21, Inc. (the "Company") as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2002. Our audits also included the related financial statement schedule (for the 2002 and 2001 information) listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. at June 30, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule (for the 2002 and 2001 information), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 16, 2002,
except for the first paragraph of Note 12, Note 13 and the first, second and third paragraphs of Note 21, as to which the date is September 12, 2002

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    June 30,  June 30,
                                                                                     2003      2002
                                                                                    -------   -------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $ 4,059   $ 3,974
    Short-term investments                                                               --     1,000
    Accounts receivable (less allowance for doubtful accounts and returns of $430
    in 2003 and $19 in 2002)                                                          1,140     2,219
    Other receivables                                                                 1,100     1,097
    Inventories                                                                       1,135     1,075
    Prepaid expenses and other current assets                                           196       788
                                                                                    -------   -------
      Total current assets                                                            7,630    10,153
Property and equipment, net                                                             479       654
Patents, trademarks and other intangibles (net of accumulated amortization of
$13,334 in 2003 and $12,721 in 2002)                                                 10,612    17,073
Other assets                                                                            199       220
                                                                                    -------   -------
TOTAL ASSETS                                                                        $18,920   $28,100
                                                                                    =======   =======

See accompanying notes.

                               NUTRITION 21, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   JUNE 30,    JUNE 30,
                                                                                     2003        2002
                                                                                   --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                          $  3,456    $  2,102
    Contingent payments payable                                                          26          43
    Preferred dividends payable                                                           2           6
                                                                                   --------    --------
TOTAL LIABILITIES                                                                     3,484       2,151
                                                                                   --------    --------
Commitments and contingent liabilities
STOCKHOLDERS' EQUITY
    Preferred  stock,  $0.01 par value, authorized 5,000,000 shares Series G convertible preferred, 1,769 shares issued, 188 and 471 shares outstanding at June 30, 2003 and 2002, respectively (aggregate
      liquidation value $193)                                                           188         471
    Common stock, $0.005 par value, authorized 65,000,000 shares; 33,602,990 and
    33,048,655 shares issued and outstanding at June 30,
    2003 and 2002, respectively                                                         168         165
    Additional paid-in capital                                                       64,103      63,936
    Accumulated deficit                                                             (49,023)    (38,501)
    Less:  treasury stock, at cost, 136,000 shares of common stock  at June
    30, 2002                                                                             --        (122)
                                                                                   --------    --------
TOTAL STOCKHOLDERS' EQUITY                                                           15,436      25,949
                                                                                   --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 18,920    $ 28,100
                                                                                   ========    ========

See accompanying notes.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                         YEAR ENDED JUNE 30,
                                                         -------------------
                                                 2003            2002            2001
                                            ------------    ------------    ------------
Net sales                                   $     10,265    $     14,314    $     20,809
Other revenues                                       350             354           2,443
                                            ------------    ------------    ------------
TOTAL REVENUES                                    10,615          14,668          23,252
Cost of goods sold                                 4,129           4,344           6,216
                                            ------------    ------------    ------------
GROSS PROFIT                                       6,486          10,324          17,036
Selling, general & administrative expense          8,201           7,349          10,321
Research & development expense                     2,232           1,017           1,946
Depreciation & amortization expense                2,691           2,619           3,359
Restructuring & other charges                         --              --           2,365
Charges for impairment of intangibles              4,443           7,128              --
                                            ------------    ------------    ------------
OPERATING (LOSS)                                 (11,081)         (7,789)           (955)
Interest income                                       64              94             304
Interest (expense)                                   (33)           (110)           (291)
Other income                                          --           1,794           2,342
                                            ------------    ------------    ------------
 (LOSS) INCOME BEFORE INCOME TAXES               (11,050)         (6,011)          1,400
Income taxes (benefit)                              (544)             --             335
                                            ------------    ------------    ------------
NET (LOSS) INCOME                           $    (10,506)   $     (6,011)   $      1,065
                                            ============    ============    ============
Basic (loss) earnings per share             $      (0.32)   $      (0.19)   $       0.03
                                            ============    ============    ============
Diluted (loss) earnings per share           $      (0.32)   $      (0.19)   $       0.03
                                            ============    ============    ============
Weighted average number of common
  shares - basic                              33,309,371      32,621,918      31,781,403
                                            ============    ============    ============
Weighted average number of common
  shares and equivalents - diluted            33,309,371      32,621,918      31,879,614
                                            ============    ============    ============

See accompanying notes.

                               NUTRITION 21, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                          PREFERRED STOCK
                                                                              SERIES G                      COMMON STOCK
                                                                      SHARES            $             SHARES            $
                                                                     ----------    ------------    ------------    ------------
Balance at June 30, 2000                                                    663             663      31,581,427             158
Conversion of Series E preferred stock to common stock                       --                         231,136               1
Cancellation of stock exercise                                               --              --        (315,408)             (2)
Premium on redemption of Series F preferred stock                            --              --              --              --
Issuance of warrants                                                         --              --              --              --
Preferred stock dividends declared                                           --              --              --              --
Preferred stock issued for Optimum Lifestyle, Inc. contingent payment       941             941              --              --
Conversion of Series G preferred stock to common stock                     (663)           (663)        845,663               4
Net income for the year                                                      --              --              --              --
                                                                     ----------    ------------    ------------    ------------
Balance at June 30, 2001                                                    941             941      32,342,818             161
                                                                     ----------    ------------    ------------    ------------
Conversion of Series E preferred stock to common stock                       --              --         155,605               1
Issuance of warrants                                                         --              --              --              --
Preferred stock dividends declared                                           --              --              --              --
Premium on redemption of Series F preferred stock                            --              --              --              --
Conversion of Series G preferred stock to common stock                     (470)           (470)        686,232               3
Repurchase of common stock for treasury                                      --              --        (136,000)             --
Net loss for the year                                                        --              --              --              --
                                                                     ----------    ------------    ------------    ------------
Balance at June 30, 2002                                                    471             471      33,048,655             165
                                                                     ----------    ------------    ------------    ------------
Preferred stock dividends declared                                           --              --              --              --
Issuance of warrants                                                         --              --              --              --
Conversion of Series G preferred stock to common stock                     (283)           (283)        654,335               4
Repurchase of common stock for treasury                                      --              --        (100,000)             --
Retirement of treasury stock                                                 --              --              --              (1)
Net loss for the year                                                        --              --              --              --
                                                                     ----------    ------------    ------------    ------------
Balance at June 30, 2003                                                    188    $        188      33,602,990    $        168
                                                                     ==========    ============    ============    ============

                                                                        Additional      Accumulated     Treasury
                                                                      Paid-In Capital     Deficit         Stock           Total
                                                                            $                $              $               $
                                                                       ------------    ------------    ------------    ------------
Balance at June 30, 2000                                                     62,291         (33,133)             --          29,979
Conversion of Series E preferred stock to common stock                          236              --              --             237
Cancellation of stock exercise                                                    2              --              --              --
Premium on redemption of Series F preferred stock                                --            (110)             --            (110)
Issuance of warrants                                                              8              --              --               8
Preferred stock dividends declared                                               --            (146)             --            (146)
Preferred stock issued for Optimum Lifestyle, Inc. contingent payment            --              --              --             941
Conversion of Series G preferred stock to common stock                          659              --              --              --
Net income for the year                                                          --           1,065              --           1,065
                                                                       ------------    ------------    ------------    ------------
Balance at June 30, 2001                                                     63,196         (32,324)             --          31,974
                                                                       ------------    ------------    ------------    ------------
Conversion of Series E preferred stock to common stock                          193              --              --             194
Issuance of warrants                                                             80              --              --              80
Preferred stock dividends declared                                               --             (51)             --             (51)
Premium on redemption of Series F preferred stock                                --            (115)             --            (115)
Conversion of Series G preferred stock to common stock                          467              --              --              --
Repurchase of common stock for treasury                                          --              --            (122)           (122)
Net loss for the year                                                            --          (6,011)             --          (6,011)
                                                                       ------------    ------------    ------------    ------------
Balance at June 30, 2002                                                     63,936         (38,501)           (122)         25,949
                                                                       ------------    ------------    ------------    ------------
Preferred stock dividends declared                                               --             (16)             --             (16)
Issuance of warrants                                                             47              --              --              47
Conversion of Series G preferred stock to common stock                          279              --              --              --
Repurchase of common stock for treasury                                          --              --             (38)            (38)
Retirement of treasury stock                                                   (159)             --             160              --
Net loss for the year                                                                       (10,506)             --         (10,506)
                                                                       ------------    ------------    ------------    ------------
Balance at June 30, 2003                                               $     64,103    $    (49,023)            $--    $     15,436
                                                                       ============    ============    ============    ============

See accompanying notes.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          YEAR ENDED JUNE 30,
                                                                  --------------------------------
                                                                    2003        2002        2001
                                                                  --------    --------    --------
Cash flows from operating activities:
Net (loss) income                                                 $(10,506)   $ (6,011)   $  1,065
Adjustments to reconcile net (loss) income to net cash
    (used in)/provided by operating activities:
    Depreciation and amortization                                    2,691       2,619       3,359
    Impairment write-off                                             4,443       7,128          --
    Deferred taxes                                                      --        (725)       (298)
    (Gain) loss on disposal of equipment                                 7         (55)        (23)
    Issuance of warrants                                                47          80           8
    Changes in operating assets and liabilities:
      Accounts receivable                                            1,079       1,744         624
      Other receivables                                                 (3)        710      (1,186)
      Inventories                                                      (60)        231          60
      Prepaid expenses and other current assets                        591          26         540
      Other assets                                                      21          96          46
      Accounts payable and accrued expenses                          1,354      (1,391)       (563)
                                                                  --------    --------    --------
         Net cash (used in)/provided by operating activities          (336)      4,452       3,632
                                                                  --------    --------    --------
Cash flows from investing activities:
    Contingent payments for acquisitions                              (135)     (2,770)     (4,637)
    Purchases of property and equipment                                (86)       (274)       (167)
    Payments for patents and trademarks                               (350)       (336)       (209)
    Proceeds from sale of equipment                                     50         200          32
    Proceeds (purchase) of investments                               1,000      (1,000)         --
                                                                  --------    --------    --------
           Net cash provided by/ (used in) investing activities        479      (4,180)     (4,981)
                                                                  --------    --------    --------
Cash flows from financing activities:
    Debt repayments                                                     --      (1,125)     (1,500)
    Purchase of common stock for treasury                              (38)       (122)         --
    Redemption of redeemable preferred stock                            --        (345)       (177)
    Preferred stock dividends paid                                     (20)        (61)       (107)
                                                                  --------    --------    --------
        Net cash used in financing activities                          (58)     (1,653)     (1,784)
                                                                  --------    --------    --------
Net increase (decrease) in cash and cash equivalents                    85      (1,381)     (3,133)
Cash and cash equivalents at beginning of year                       3,974       5,355       8,488
                                                                  --------    --------    --------
Cash and cash equivalents at end of year                          $  4,059    $  3,974    $  5,355
                                                                  ========    ========    ========

See accompanying notes.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)    CONSOLIDATION

                 Effective March 8, 2001, Nutrition 21, Inc. (the "Company") changed its name from AMBI Inc. The consolidated financial statements include the results of operations of the Company, and its wholly owned subsidiary, Nutrition 21, LLC. All intercompany balances and transactions have been eliminated in consolidation.

           b)    USE OF ESTIMATES

                 The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           c)    CASH EQUIVALENTS

                 The Company considers all liquid interest-earning investments with a maturity of three months or less when acquired to be cash equivalents. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment in cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method: unrealized gains and losses would be reflected in Accumulated Comprehensive Income. Cash equivalents included in the accompanying financial statements include money market accounts, bank overnight investments and commercial paper.

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
                    Computer equipment                    3 to 5 years

           f)    PATENTS AND TRADEMARKS

                 The Company capitalizes certain patents and trademarks. Patents and trademarks are amortized over their estimated useful lives, ranging from 3 to 15 years.

           g)    REVENUE RECOGNITION

                 Sales revenue from proprietary ingredient products is recognized when title transfers, upon shipment of the product. Sales revenue from finished nutritional products are also recognized when title transfers, which is upon delivery at the customer site. There are no customer acceptance provisions to lapse before the recognition of any product revenue. Only revenue where collectability of accounts receivables is probable is recognized. Other revenues are comprised primarily of license and royalty fees recognized as earned in accordance with agreements entered into by the Company when there is no further involvement required by the Company. The Company accrues for related product returns based on historical activity.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

           h)    RESEARCH AND DEVELOPMENT

                 Research and development costs are expensed as incurred.

           i)    INCOME TAXES

                 Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

          j)     STOCK-BASED COMPENSATION

                 The  Company  continues  to account  for  employee  stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

           l)    RECENTLY ISSUED ACCOUNTING STANDARDS

                 In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an Amendment of FASB Statement No 123." SFAS No. 148, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

                 In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and became effective for the Company's fiscal year beginning July 1, 2002.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

           m)    ADVERTISING COSTS

                 Advertising costs are expensed as incurred. The amount charged to expense during fiscal years 2003, 2002 and 2001was $0.6 million, $0.4 million and $0.8 million, respectively.

           n)    RECLASSIFICATIONS

                 Certain  reclassifications  have  been  made  to  prior  years'
                 financial   statement   amounts   to   conform   to  the   2003
                 presentation.

  Note 2:  ACQUISITION

               In 1999, the Company acquired the Lite Bites product line from Optimum Lifestyles, Inc. Contingent payments in conjunction with this acquisition are made to the former owners of Optimum Lifestyles, Inc. ("OLI") depending primarily on sales levels of the Lite Bites Business achieved during the five year period following closing and/or the availability of Lite Bites products through certain distribution channels in the future as follows: a maximum of $3.0 million in cash and/or Nutrition 21 common stock, at the option of the former owners of OLI, payable $1.0 million on each of the first three anniversaries of the acquisition; $3.0 million in newly issued Nutrition 21 preferred stock, payable $1.5 million, subject to adjustment for the achievement of net sales levels, on each of the first two anniversaries of the acquisition, in newly issued Nutrition 21 preferred stock; and a single payment of $1.0 million in cash, subject to achieving certain sales levels in new markets, prior to the fifth anniversary of the acquisition. During fiscal 2002, the Company, in satisfaction of the contingent payment requirement paid $1.0 million in cash resulting in an increase in goodwill. During fiscal 2001, the Company, in satisfaction of the contingent payment requirement, paid $1.0 million in cash and issued 941 shares of its Series G Preferred Stock, which resulted in an increase in goodwill of $1.9 million. During fiscal years ended June 30, 2003, 2002 and 2001, respectively, the Company recorded approximately $0.4 million in amortization expense related to other intangible assets.

Note 3:    SHORT-TERM INVESTMENT

                                                                   June 30,
                                                                2003      2002
                                                                ----      ----
                      Available for sale:
                      3.10% corporate bond, maturing 12/05/03
                      (in thousands)                           $-----   $1,000

Note 4:    INVENTORIES

                  The components of inventories at June 30, 2003 and 2002 are as follows (in thousands):

                                                                 2003     2002
                                                                 ----     ----

                      Raw materials                            $   --   $  444
                      Finished goods                            1,135      631
                                                                -----      ---
                      Total inventories                        $1,135   $1,075
                                                               ======   ======

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:  STOCK-BASED COMPENSATION

         The Company applies the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost has been recognized in the consolidated financial statements for its employee stock options, which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share data) (see Note 12):

                                                                         Year-ended
                                                                           June 30,
                                                               2003          2002         2001
                                                           ----------    ----------   ----------
Net (loss) income as reported                              $  (10,506)   $   (6,011)  $    1,065
Deduct:  total stock-based employee compensation expense
determined under fair value based method for all awards          (256)         (383)        (432)
                                                           ----------    ----------   ----------
Pro forma net (loss) income                                $  (10,762)   $   (6,394)  $      633
                                                           ==========    ==========   ==========
(Loss) earnings per share
   Basic - as reported                                     $    (0.32)   $    (0.19)  $     0.03
   Basic - pro forma                                       $    (0.32)   $    (0.20)  $     0.02
   Diluted - as reported                                   $    (0.32)   $    (0.19)  $     0.03
   Diluted - pro forma                                     $    (0.32)   $    (0.20)  $     0.02

         The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts because the calculation does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Note 6:  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of cash and cash equivalents, short-term investments and accounts receivable approximate carrying amounts due to the short maturities of these instruments.

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as the Company performs on-going credit evaluations of its customers and maintains credit insurance on customers' balances. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations. Management does not believe that significant credit risk exists at June 30, 2003. The Company places its cash primarily in market interest rate accounts, overnight investments and short-term investments. The Company had $0.7 million in overnight investments and $3.4 million invested in mutual money market funds at June 30, 2003. The Company had $0.9 million in overnight investments, $3.0 million invested in money market funds and $1.0 million in short term investments at June 30, 2002.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6:  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         The Company sells its products to customers in the Americas and Europe. The Company performs ongoing credit evaluations of its customer's financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for credit losses and, to date, such losses have been within management's expectations.

         In fiscal year 2003, two customers accounted for approximately 27% of net sales. For fiscal years 2002 and 2001, one customer accounted for 28% and 29% of net sales, respectively. In addition, two customers accounted for 40% of accounts receivable, net at June 30, 2003, and one customer accounted for 23% of accounts receivable, net at June 30, 2002.

Note 7:  RELATED PARTY TRANSACTIONS

         On September 17, l998, the Company commenced a strategic alliance with Wyeth (formerly American Home Products Corporation) ("Wyeth") for retail distribution of the Company's proprietary nutrition products. As part of the alliance, Wyeth's Whitehall-Robins Healthcare Division was granted an exclusive license to sell the Company's Cardia(R) Salt in retail markets in the United States and received a first negotiation option for exclusive rights and licenses for additional nutrition products for retail distribution in the United States. The Company retained the exclusive rights to market its products in both direct response  and  ingredient  channels.  On October 8, l998,  the  Company received a non-refundable payment of $1.0 million for the rights granted to Wyeth. Also on October 8, l998, Wyeth paid $1.15 per share or a total of $4.0 million for 3,478,261 shares of the Company's Common Stock. For the fiscal year ended 2001, the Company received approximately $0.5 million in license fees from Wyeth.

         A former officer's employment with the Company terminated on September 29, 2000. Effective as of such date, the Company entered into a consulting agreement with the former officer. The agreement is for the period from October 1, 2000 through June 30, 2004, and provides for payment of $206,250 for the period from October 1, 2000 through June 30, 2001, and a fee at an annual rate of $100,000 thereafter. All of the former officer's stock options (900,000 shares) became fully vested and became exercisable until June 30, 2004. Upon the occurrence of a change of control (as defined in the agreement), the agreement terminates and the Company is required to pay to the former officer a lump-sum payment equal to the fees that would have been paid to him over the remaining term of the agreement had the change of control not occurred.

         On July 1, 2001 the Company licensed its remaining rights to sell lysostaphin for research purposes, to one of its senior vice presidents, for $300,000, payable in cash over a three-year period. As of June 30, 2003, all payments have been made.

Note 8    PROPERTY AND EQUIPMENT, NET

         The components of property and equipment, net, at June 30, 2003 and 2002 are as follows (in thousands):

                                                              2003       2002
                                                            -------    -------
         Furniture and fixtures                             $   422    $   422
         Machinery and equipment                                135        135
         Office equipment & leasehold improvements              542        561
         Computer equipment                                     766        732
                                                            -------    -------
                                                              1,865      1,850
         Less:  accumulated depreciation and amortization    (1,386)    (1,196)
                                                            -------    -------
         Property and equipment, net                        $   479    $   654
                                                            =======    =======

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9:  PATENTS AND TRADEMARKS, NET

         During fiscal year 2003, changes in intangible assets relate to the investment of $0.5 million in existing patents, which will be amortized over the remaining life of the patents, as well as a $4.4 million impairment charge relating to the discontinuance of the Lite Bites product line. No significant residual value is estimated for these intangible assets. Intangible asset amortization expense was $2.5 million for fiscal year 2003, $2.4 million for fiscal year 2002 and $2.7 million for fiscal year 2001. The components of intangible assets were as follows (in thousands):

                                                          June 30,
                                             2003                          2002
                                    -------------------------  ----------------------------
                                      GROSS                       GROSS
                                     CARRYING   ACCUMULATED      CARRYING      ACCUMULATED
                                     AMOUNT     AMORTIZATION      AMOUNT       AMORTIZATION
                                    -------------------------------------------------------
Patents and licenses                $  9,069     $ (6,346)       $  9,228       $ (5,582)
Trademarks, trade names and other     14,877       (6,988)         20,566         (7,139)
                                    --------     --------        --------       --------
    Intangible assets               $ 23,946     $(13,334)       $ 29,794       $(12,721)
                                    ========     ========        ========       ========

         Amortization expense for the net carrying amount of intangible assets at June 30, 2003 is estimated to be $2.1 million in fiscal years 2004 through 2007, respectively.

Note 10: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The following items are included in accounts payable and accrued expenses at June 30, 2003 and 2002 (in thousands):

                                            2003     2002
                                           ------   ------
Accounts payable                           $1,903   $1,115
Consulting and professional fees payable      109       46
Accrued compensation and benefits             160      109
Taxes payable                                  --      725
Other accrued expenses                      1,284      107
                                           ------   ------
                                           $3,456   $2,102
                                           ======   ======

Note 11: REDEEMABLE PREFERRED STOCK

         During fiscal year 2002, all remaining shares of the Company's E Preferred Stock plus accrued dividends on these shares were converted into Common Stock.

         During fiscal year 2001, 285 shares of the Company's E Preferred Stock plus accrued dividends on these shares were converted into 231,136 shares of Common Stock.

         During fiscal year 2002, 227 shares of the Company's F Preferred Stock plus accrued dividends on these shares were redeemed for $0.3 million.

         During fiscal year 2001, 116 shares of the Company's F Preferred Stock plus accrued dividends on these shares were redeemed for $0.2 million.

Note 12: STOCKHOLDERS' EQUITY

         INDUCEMENT PLAN

         The Company adopted a 2002 Inducement Stock Option Plan (the "Inducement Plan"). The Inducement Plan provides for the grant of options to purchase shares of the Company's common stock to induce individuals to become employed by the Company. The aggregate number of shares of common stock, which may become subject to options shall not exceed 2,500,000.

         Approximately 2,500,000 options remain available for grant under the Inducement Plan at June 30, 2003.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. STOCKHOLDERS' EQUITY (CONTINUED)

         SERIES G CONVERTIBLE PREFERRED STOCK

         In January 1999, the Company created a non-voting Series G Convertible Preferred Stock ("G Preferred") with a par value of $0.01 per share. The G Preferred bears dividends of $50 per share per annum. The G Preferred is convertible into Common Stock at the average closing price of the Common Stock during the 10 days immediately preceding conversion. The G Preferred is subject to mandatory conversion after three years from the date of issuance. During the fiscal year ended June 30, 2003 and 2002, 283 and 470 shares, respectively, of the Company's G Preferred were converted into 654,335 and 686,232 shares, respectively, of the Company's common stock. On February 12, 2001, the Company issued 941 shares of G Preferred, and converted 663 shares of G Preferred into 845,663 shares of the Company's Common Stock

         WARRANTS

         The Company, from time to time, issues warrants to purchase Common Stock to non-employees for services rendered. Warrants are granted to purchase the Company's Common Stock with exercise prices set at fair market value on the date of grant. The terms of the warrants vary depending on the circumstances, but generally expire in three to five years.

         The Company had outstanding warrants for the purchase of its Common Stock as follows:

                                         Number of     Exercise price
                                         WARRANTS        PER SHARE
                                        ---------      -----------
         Outstanding at June 30, 2000   1,348,926      $1.25-$6.75
         Issued                            50,000      $      0.89
         Exercised                         (8,265)     $      2.72
         Cancelled                       (258,524)     $1.25-$6.75
                                        ---------

         Outstanding at June 30, 2001   1,132,137      $0.89-$6.30
         Issued                           160,000      $0.63-$0.74
         Exercised                             --               --
         Cancelled                       (482,137)    $1.25 -$6.30
                                        ---------

         Outstanding at June 30, 2002     810,000      $0.63-$3.65
         Issued                           105,000      $0.40-$0.57
         Exercised                             --               --
         Cancelled                        (70,000)     $2.59-$3.62
                                        ---------
         Outstanding at June 30, 2003     845,000      $0.40-$3.65
                                        =========

         The warrants expire between 2003 and 2012. Certain of the warrants include anti-dilution clauses.

         Warrants outstanding and exercisable at June 30, 2003, are as follows:

                              WARRANTS OUTSTANDING                 WARRANTS EXERCISABLE
                    -------------------------------------   ----------------------------------
                                   WEIGHTED
                                    AVERAGE     WEIGHTED                          WEIGHTED
                                   REMAINING     AVERAGE                           AVERAGE
  RANGE OF            NUMBER      CONTRACTUAL   EXERCISE         NUMBER           EXERCISE
EXERCISE PRICES     OUTSTANDING      LIFE         PRICE        EXERCISABLE         PRICE
---------------     -----------    ---------    --------       -----------         ------
$0.40 - $0.89         315,000        3.43        $0.70           290,000           $0.73
$1.38 - $1.50          80,000        4.29        $1.42            70,000           $1.43
$3.26 - $3.65         450,000        1.30        $3.63           450,000           $3.63
                      -------                                    -------
                      845,000                                    810,000
                      =======                                    =======

         The Company recorded compensation expense associated with the issuance of warrants to third parties of $47 thousand, $80 thousand and $8 thousand during fiscal years 2003, 2002 and 2001, respectively.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. STOCKHOLDERS' EQUITY (CONTINUED)

         OPTIONS

         In addition, the Company had adopted five other Stock Option Plans ("Plans") whereby options to purchase an aggregate of 8,750,000 shares of the Company's common stock may be granted to employees, consultants and others who render services to the Company. The exercise price per share for the options granted under these Plans may not be less than the fair value of the Company's Common Stock on the date of grant. The options issuable pursuant to the Plans expire between 2004 and 2013. Approximately 1,175,500 options remain available for grant under these Plans.

         A summary of stock option activity related to the Company's stock option plans is as follows:

                                           NUMBER OF          EXERCISE PRICE
                                           OPTIONS              PER SHARE
                                          ---------          --------------
         Outstanding at June 30, 2000     2,649,391          $0.75  - $7.56
         Issued                           1,280,889          $0.81  - $2.63
         Exercised                               --                      --
         Cancelled                         (978,181)         $0.75  - $5.00
                                          ---------
         Outstanding at June 30, 2001     2,952,099          $0.81  - $7.56
         Issued                           1,230,000          $0.55  - $1.23
         Exercised                               --                      --
         Cancelled                         (542,110)         $0.69  - $7.56
                                          ---------
         Outstanding at June 30, 2002     3,639,989          $0.55 - $5.63
         Issued                           3,466,000          $0.31 - $0.71
         Exercised                               --                     --
         Cancelled                         (591,987)         $0.37 - $3.50
                                          ---------
         Outstanding at June 30, 2003     6,514,002          $0.31-  $5.63
                                          =========

         Each of these options is entitled to one share of common stock. Stock options generally vest ratably over five years from the date of grant and expire within five years from the date of vesting.

         Options outstanding and exercisable at June 30, 2003 are as follows:

                                           OPTIONS OUTSTANDING                OPTIONS EXERCISABLE

                                                 WEIGHTED
                                                  AVERAGE      WEIGHTED                     WEIGHTED
                                                 REMAINING      AVERAGE                      AVERAGE
         RANGE OF                   NUMBER      CONTRACTUAL    EXERCISE       NUMBER        EXERCISE
         EXERCISE PRICES          OUTSTANDING      LIFE         PRICE        EXERCISABLE      PRICE
         ---------------          -----------  ------------   -----------    -----------    ---------
         $0.31  - $0.94            3,860,000         9.05        $0.44        551,700         $0.73
         $1.09  - $1.44            1,032,402         7.58        $1.21        660,998         $1.22
         $1.50  - $2.94              996,600         2.80        $2.11        916,400         $2.13
         $3.00  - $5.63              625,000         1.79        $3.49        612,200         $3.50
                                   ---------                                ---------
                                   6,514,002                                2,741,298
                                   =========                                =========

         The per share weighted-average fair value of stock options granted during fiscal years 2003, 2002 and 2001 was $0.06, $0.15 and $0.20, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                     2003      2002      2001
                                    ------    ------    ------
         Risk-free interest rate      2.2%      3.8%       5.2%
         Expected life-years          2.5       2.0        2.5
         Expected volatility         45.4%     45.6%      45.8%
         Expected dividend yield       --        --         --

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13:  SHAREHOLDER RIGHTS PLAN

         The Company adopted a Shareholder Rights Plan on September 12, 2002. Under this plan, the Company will distribute, as a dividend, one preferred share purchase right for each share of Common Stock of the Company held by stockholders of record as of the close of business on September 25, 2002. The Rights Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on September 11, 2012.

         Each Right initially will entitle stockholders to buy one one-thousandth of a share of newly created Series H Participating Preferred Stock of the Company for $3.00 per share. Each one one-thousandth of a share of the Preferred Stock is designed to be the functional equivalent of one share of Common Stock. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock (30% in the case of a person or group that is currently a 15% holder) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more the Company's Common Stock.

         If any person or group (an "Acquiring Person") becomes the beneficial owner of 15% or more of the Company's Common Stock (30% in the case of a person that is currently a 15% holder), then (1) the Rights become exercisable for Common Stock instead of Preferred Stock, (2) the Rights held by the Acquiring Person and certain affiliated parties become void, and (3) the Rights held by others are converted into the right to acquire, at the purchase price specified in the Right, shares of Common Stock of the Company having a value equal to twice such purchase price. The Company will generally be entitled to redeem the Rights, at $.001 per right, until 10 days (subject to extension) following a public announcement that an Acquiring Person has acquired a 15 % position.

Note 14: (LOSS)EARNINGS PER SHARE

          Basic and diluted (loss) earnings per share for the fiscal years ended June 30, 2003, 2002 and 2001 are as follows (in thousands, except share and per share amounts):

          The following  table sets forth the computation of basic and diluted
          (loss) earnings per share for the periods indicated.

                                                                        YEAR ENDED JUNE 30,
                                                               2003            2002            2001
                                                          ------------    ------------    ------------
Basic (loss) earnings per share:
Net (loss) income                                         $    (10,506)   $     (6,011)   $      1,065
    Less:  Dividends on preferred shares                           (16)            (51)           (146)
    Premium on redemption of preferred stock                        --            (115)           (110)
                                                          ------------    ------------    ------------
(Loss) income applicable to common stockholders           $    (10,522)   $     (6,177)   $        809
                                                          ============    ============    ============
Weighted average shares                                     33,309,371      32,621,918      31,781,403
                                                          ============    ============    ============
Basic (loss) earnings per share                           $      (0.32)   $      (0.19)   $       0.03
                                                          ============    ============    ============
Diluted (loss) earnings per share:
(Loss) income applicable to common stockholders           $    (10,521)   $     (6,177)   $        809
                                                          ============    ============    ============
Weighted average shares                                     33,309,371      32,621,918      31,781,403
    Plus incremental shares from assumed conversions of
      stock options                                                 --              --          98,211
                                                          ------------    ------------    ------------
Adjusted weighted average shares                            33,309,371      32,621,918      31,879,614
                                                          ============    ============    ============
Diluted (loss) earnings per share                         $      (0.32)   $      (0.19)   $       0.03
                                                          ============    ============    ============

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: (LOSS)EARNINGS PER SHARE (CONTINUED)

         Diluted (loss) earnings per share for the fiscal years ended June 30, 2003, 2002 and 2001, do not reflect the incremental shares from the assumed conversion of preferred stock (127,150, 377,181 and 833,313 shares, respectively) as the effect of such inclusion would be anti-dilutive.

Note 15: RESTRUCTURING AND OTHER CHARGES

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

         Other charges of $0.7 million include a non-cash write off of the carrying value of the website development costs related to
         NutritionU.com, the Company's online nutrition education internet company. The Company believes that since sufficient uncertainty surrounds the ability of the Company to find strategic partners for NutritionU.com, there will be no substantive future benefit to be derived from the website development costs. In addition, other charges include $0.1 million for the write- off of the remaining carrying value of a license fee for one of its products.

Note 16: OTHER INCOME

         During the fiscal year 2001, the Company recorded as other income $1.8 million from the settlement of patent infringement claims related to chromium picolinate as well as a sale of assets.

Note 17: SEGMENT REPORTING

         Effective in fiscal year 1999, the Company adopted FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which established revised standards for reporting information about operating segments. Pursuant to Statement No. 131, the Company's reporting segments are nutritional products and pharmaceutical products.

         The Company's Nutritional Products segment develops and markets proprietary essential trace elements to the vitamin supplement market for both human and animal applications. The Company's Pharmaceutical Products segment includes all licensing activities related to certain antibacterial technologies.

         A summary of business data for the Company's reportable segments for the fiscal years 2003, 2002, and 2001 follows. Information by business segment (in thousands):

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17:SEGMENT REPORTING (CONTINUED)
                                                                                      2003        2002        2001
                                                                                   --------    --------    --------
        REVENUES
        Nutritional Products                                                       $ 10,220    $ 14,237    $ 21,127
        Pharmaceutical Products                                                         395         431       2,125
                                                                                   --------    --------    --------
                                                                                   $ 10,615    $ 14,668    $ 23,252
                                                                                   ========    ========    ========
        OPERATING (LOSS) INCOME
        Nutritional Products                                                       $(11,331)   $ (8,046)   $ (2,876)
        Pharmaceutical Products                                                         250         257       1,921
                                                                                   --------    --------    --------
                                                                                   $(11,081)   $ (7,789)   $   (955)
                                                                                   ========    ========    ========
        DEPRECIATION AND AMORTIZATION
        Nutritional Products                                                       $  2,577    $  2,497    $  3,216
        Pharmaceutical Products                                                         114         122         143
                                                                                   --------    --------    --------
                                                                                   $  2,691    $  2,619    $  3,359
                                                                                   ========    ========    ========
        SEGMENT ASSETS
        Nutritional Products                                                       $ 18,149    $ 27,186    $ 37,698
        Pharmaceutical Products                                                         771         914       1,189
                                                                                   --------    --------    --------
                                                                                   $ 18,920    $ 28,100    $ 38,887
                                                                                   ========    ========    ========
        CAPITAL EXPENDITURES
        Nutritional Products                                                       $    571    $  3,380    $  5,013
        Pharmaceutical Products                                                          --          --          --
                                                                                   --------    --------    --------
                                                                                   $    571    $  3,380    $  5,013
                                                                                   ========    ========    ========
         Geographic information about the Company's revenues,  which is based on the  location of the buying  organization,  for the fiscal  years 2003,
         2002 and 2001 is presented below (in thousands):
                                                                                      2003        2002        2001
                                                                                   --------    --------    --------
        REVENUES
        United States                                                              $ 10,560    $ 13,950    $ 21,526
        United Kingdom                                                                   55         718       1,726
                                                                                   --------    --------    --------
                                                                                   $ 10,615    $ 14,668    $ 23,252
                                                                                   ========    ========    ========
        PROPERTY AND EQUIPMENT, NET
        United States                                                              $    479    $    654    $    633
        United Kingdom                                                                   --          --          --
                                                                                   --------    --------    --------
                                                                                   $    479    $    654    $    633
                                                                                   ========    ========    ========
         One nutritional  product segment customer  accounted for  approximately
         19%, 28% and 29% of the segment  revenue in fiscal years 2003, 2002 and
         2001, respectively

         Presented below is a reconciliation of total business segment operating
(loss) income to  consolidated  (loss) income before income taxes for the fiscal years 2003, 2002 and 2001(in thousands):
                                                                                      2003        2002        2001
                                                                                   --------    --------    --------
                      Total segment operating (loss)                               $(11,081)   $ (7,789)   $   (955)
                      Other, net                                                         31       1,778       2,355
                                                                                   --------    --------    --------
                      (Loss) income before income taxes                            $(11,050)   $ (6,011)   $  1,400
                                                                                   ========    ========    ========

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18: GOODWILL

         The Company adopted SFAS No. 142 effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company was required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. The initial step was completed in the first quarter of fiscal 2002. In addition, the Company assesses the impairment of identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the relevant assets may not be recoverable. Management's judgment regarding the existence of impairment is based on factors such as significant changes in the manner or the use of acquired assets or the Company's overall business strategy; significant negative industry or economic trends; significant declines in the Company's stock price for a sustained period and the Company's market capitalization relative to book value. Upon adoption, goodwill in the amount of $4.1 million included in patents and trademarks since acquisition (although accounted for separately by the Company and included therein because of its estimated economic life) was reclassified in the accompanying balance sheets in accordance with the requirements of SFAS No. 142. Due to declining market conditions, as well as a change in business strategy, it was determined that a $7.1 million impairment charge was warranted in fiscal year 2002. The Company used a discounted cash flow analysis for purposes of estimating the fair value of its reporting unit. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net (loss) income and (loss) earnings per share would have been as follows( in thousands, except share data):

                                                                  Year-ended June 30,
                                                           2003          2002         2001
                                                       ----------    ----------   ----------
        Reported net (loss) income:                    $  (10,506)   $   (6,011)  $    1,065
          Add back goodwill amortization, net of tax           --            --          475
                                                       ----------    ----------   ----------
        Adjusted net (loss) income                     $  (10,506)   $   (6,011)  $    1,540
                                                       ==========    ==========   ==========
        Basic (loss) earnings per share:
          Reported net (loss) income                   $    (0.32)   $    (0.19)  $     0.03
          Goodwill amortization, net of tax                    --            --         0.02
                                                       ----------    ----------   ----------
        Adjusted net (loss) income                     $    (0.32)   $    (0.19)  $     0.05
                                                       ==========    ==========   ==========
        Diluted earnings per share:
          Reported net (loss) income                   $    (0.32)   $    (0.19)  $     0.03
          Goodwill amortization, net of tax                    --            --         0.02
                                                       ----------    ----------   ----------
        Adjusted net (loss) income                     $    (0.32)   $    (0.19)  $     0.05
                                                       ==========    ==========   ==========

Note 19: PENSION PLAN

         Eligible employees of the Company are entitled to participate in the Burns Philp Inc. Retirement Plan for Non-Bargaining Union Employees (the "Pension Plan"), a defined benefit pension plan, as long as Burn Philp maintains the Pension Plan and owns at least 20% of the Company's outstanding Common Stock. At June 30, 2003, Burns Philp held approximately 24% of the Company's outstanding Common Stock.

         During   fiscal  years  2003,   2002,   and  2001,   the  Company  made
         contributions to the Pension Plan of $131 thousand, $106 thousand and $100 thousand, respectively.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20:  INCOME TAXES

         The provisions for income taxes for the fiscal years ended June 30, 2003, 2002 and 2001 consist of the following (in thousands):

                                                                           2003       2002       2001
                                                                         -------    -------    -------
            Current                                                      $(1,182)   $   725    $   633
            Deferred                                                         638       (725)      (298)
                                                                         -------    -------    -------
                                                                         $  (544)      $---    $   335
                                                                         =======    =======    =======
Income taxes  attributed  to pre-tax ( loss) income  differed from the amounts  computed by  applying  the US federal  statutory  tax rate to pre-tax income as a result of the following (in thousands):
                                                                            2003       2002       2001
                                                                         -------    -------    -------
           Income taxes at U.S. statutory rate                           $(3,757)   $(2,044)   $   476
          Increase/(reduction) in income taxes resulting from:
              Change in valuation allowance                                4,184      1,607       (263)
              Goodwill book basis in excess of tax                            --        263         --
              State taxes, net of federal                                   (663)      (268)        26
              Other items                                                   (308)       442         96
                                                                         -------    -------    -------
                                                                         $  (544)   $    --    $   335
                                                                         =======    =======    =======
         The tax  effects of  temporary  differences  that give rise to deferred taxes and deferred tax assets and deferred tax  liabilities at June 30,
         2003 and 2002 are presented below (in thousands):
                                                                                      2003       2002
                                                                                    -------    -------
Deferred tax assets:
    Net operating loss carryforwards                                                $ 2,920    $   515
    Accrued expenses                                                                    580        234
    Allowance for doubtful accounts                                                       8          8
    Inventory reserve                                                                    95         --
    Intangible assets                                                                 2,188      1,370
    Other                                                                                --        118
                                                                                    -------    -------
Total gross deferred tax assets                                                       5,791      2,245
Less valuation allowance                                                             (5,791)    (1,607)
                                                                                    -------    -------
Net deferred tax assets                                                             $    --    $   638
                                                                                    =======    =======

         Deferred tax assets are included in other receivables.

         At June 30, 2003, the Company has available, for federal and state income tax purposes, net operating loss carry forwards of approximately $7.0 million and $9.0 million, respectively, expiring through 2023. Ultimate utilization of such net operating loss carryforwards may be significantly curtailed if a significant change in ownership of the Company were to occur. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21: COMMITMENTS AND CONTINGENT LIABILITIES

         The Company entered into a three-year employment agreement with Gail Montgomery as President and Chief Executive Officer, effective as of September 1, 2002. The agreement provides for an annual salary of $275,000, $300,000, and $325,000 in the successive years under the agreement, and for performance bonuses based on achieving defined revenue targets. Ms. Montgomery is also entitled to additional payments equal to one year's salary plus an additional month of salary for defined years of service, if her employment is terminated without cause before the agreement expires, or if the Company fails to offer to enter into a new one-year agreement upon expiration. If Ms. Montgomery's employment is terminated or she resigns within six months after a change of control (as defined) the Company will pay to her 2.99 times her annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company in July 2002 granted to Ms. Montgomery options to purchase an aggregate of 850,000 shares of common stock at $0.39 per share, and 325,000 stock appreciation rights ("SAR") on the same general terms as the option grant, except that upon exercise of the SAR the Company will pay to her the SAR's in-the-money value in cash or common stock.

         The Company entered into a three-year employment agreement with Andrew Wertheim as Chief Operating Officer, effective as of August 5, 2002. The agreement provides for an annual salary of $225,000, $250,000, and $275,000 in the successive years under the agreement, and for performance bonuses based on achieving defined revenue targets. Mr. Wertheim is also entitled to additional payments equal to one year's salary, if his employment is terminated without cause before the agreement expires. If Mr. Wertheim's employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company in August 2002 granted to Mr. Wertheim options to purchase an aggregate 675,000 shares of the Company's Common Stock at $0.36 per share. On February 14, 2003, Mr. Wertheim's employment with the Company was terminated. As a result, his stock options terminated. Mr. Wertheim has demanded arbitration of whether he has any entitlements under his employment agreement. As of June 30, 2003, the Company did not provide for any termination benefits.

         The Company entered into a four-year agreement with Benjamin Sporn effective as of September 1, 2002, which provides for his services as Senior Vice President, General Counsel, and Secretary as an employee during the first two years of the term and as General Counsel as a consultant during the balance of the term. Mr. Sporn's salary and fees will be $207,500, $225,000, $150,000 and $100,000 in successive years under the agreement, plus performance bonuses based on achieving defined revenue targets. Mr. Sporn is also entitled to additional payments equal to two years' salary if his employment is terminated without cause before the agreement expires. If Mr. Sporn's employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of
         Section 280G of the Internal Revenue Code. The Company in July 2002 granted to Mr. Sporn options to purchase an aggregate of 225,000 shares of the Company's Common Stock at $0.39 per share.

         Effective as of September 16, 2002, the Company entered into a three-year employment agreement with Paul Intlekofer, who has served as Chief Financial Officer and Senior Vice President, Corporate Development since January 17, 2003. The agreement provides for an annual salary of $200,000, $225,000, and $250,000 in the successive years under the agreement, and for performance bonuses based on achieving defined revenue targets. Mr. Intlekofer is also entitled to additional payments equal to one year's salary, if his employment is terminated without cause before the agreement expires. If Mr. Intlekofer's employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company in accordance with the agreement granted to Mr. Paul Intlekofer options to purchase an aggregate 550,000 shares of the Company's common stock at $0.40 per share.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21: COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

         In October 1995, the Company entered into an exclusive license agreement whereby the Company received a license to sell a patented salt alternative in the United States. During the term of the license, the Company agreed to pay a royalty of 4.5% of net sales of the salt alternative. The Company is required to make royalty payments quarterly through 2007. In connection with this agreement, the Company recorded royalty expense of $2 thousand for the fiscal year ended June 30, 2003; $0.2 million for the fiscal year ended June 30, 2002 and $0.5 million for the fiscal year ended June 30, 2001.

         The Company has entered into various research and license agreements with certain universities to supplement the Company's research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon a percentage of product sales.

         The Company leases certain office space in the United States. The lease expires in the year 2006. Payments under this lease were approximately $0.4 million in fiscal year 2003, $0.5 million in fiscal year 2002, and $0.7 million in fiscal year 2001. Future non-cancelable minimum payments under this lease are as follows (in thousands):

                              YEAR                AMOUNT
                              2004              $    370
                              2005                   370
                              2006                   261
                                                --------
                             Total              $  1,001
                                                ========

Note 22:         SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                 Year ended June 30,
                                                                               2003     2002     2001
                                                                              ------   ------   ------
Supplemental disclosure of cash flow information (in thousands)
    Cash paid for interest                                                    $   33   $   62   $  243
    Cash paid for income taxes                                                    41      504      146
Supplemental schedule of non-cash financing activities:

    Obligation for purchase of property & equipment                               --       --      152
    Obligation for N21 contingent payment                                         26      369    1,938
    Obligation for Lite Bites contingent payment                                  --      589      970
    Issuance of common stock for Series E conversion                              --       --      237
    Issuance of common stock for Series G conversion                             283       --      663
    Issuance  of Series G  preferred  stock  for  Optimum  Lifestyle,  Inc.
    contingent payment                                                            --       --      941

Note 23: RISKS AND UNCERTAINTIES

         The Company buys certain of its inventories from single suppliers. Management believes that other suppliers could provide similar products at comparable terms. As a result, management believes a change in suppliers would not disrupt on-going operations and would not affect operating results adversely.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                       FIRST    SECOND    THIRD     FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA   QUARTER   QUARTER   QUARTER   QUARTER (A)
-----------------------------------   -------   -------   -------   -----------
FISCAL YEAR 2003
Revenues                              $ 3,315   $ 2,334   $ 3,132   $ 1,834
Gross Profit                            2,506     1,352     2,115       513
(Loss) before Income Taxes               (112)   (2,270)   (1,449)   (7,219)
Net (Loss)                               (112)   (2,270)   (1,143)   (6,981)
Net (Loss) per common share:
    Basic                             $ (0.00)  $ (0.07)  $ (0.03)  $ (0.22)
    Diluted                           $ (0.00)  $ (0.07)  $ (0.03)  $ (0.22)
FISCAL YEAR 2002
Revenues                              $ 3,949   $ 2,912   $ 3,987   $ 3,820
Gross Profit                            2,709     2,041     2,713     2,861
Income (loss) before Income Taxes       1,996      (627)     (297)   (7,083)
Net Income (loss)                       1,277      (375)     (197)   (6,716)
Net Income (loss) per common share:
    Basic                             $  0.04   $ (0.02)  $ (0.01)  $ (0.20)
    Diluted                           $  0.04   $ (0.02)  $ (0.01)  $ (0.20)

(a) The fourth quarters of fiscal years 2003 and 2002 include $4.4 million and $7.1 million, respectively, of non-cash charges for impairment of intangibles.

Note 25: SUBSEQUENT EVENT

         On August 28, 2003, the remaining 188 shares of Series G preferred stock were converted into 316,498 shares of the Company's Common Stock.

                                                                     SCHEDULE II

                               NUTRITION 21, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS
                                         BALANCE      CHARGED TO     CHARGED TO
                                        BEGINNING      COST AND         OTHER                    BALANCE END
                   ACCOUNTS              OF YEAR        EXPENSE        ACCOUNTS    DEDUCTIONS      OF YEAR
------------------------------------------------------------------------------------------------------------
  ($ in thousands)
  Year ended June 30, 2003
Allowance for Doubtful Accounts             19            --             --            --             19
Deferred Tax Valuation Allowance         1,607         4,184             --            --          5,791
Allowance for returns and allowances       140           920                                       1,060*
Allowance for inventory obsolescence         1           236             --            --            237

Year ended June 30, 2002
Allowance for Doubtful Accounts             45            --             --           (26)            19
Deferred Tax Valuation Allowance         1,360            --            247            --          1,607
Allowance for returns and allowances       117                           23             0            140*
Allowance for inventory obsolescence        31           (30)            --            --              1

Year ended June 30, 2001
Allowance for Doubtful Accounts            134             1             --           (90)            45
Deferred Tax Valuation Allowance         1,623            --             --          (263)         1,360
Allowance for returns and allowances       112            --              5            --            117*
Allowance for inventory obsolescence       136          (105)            --            --             31

*Included in accounts receivable, net and accrued expenses in the consolidated balance sheets.