Form 10-K/A
period 2003-06-30
NUTRITION 21 INC
filed 2003-10-15
CIK 744962

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .


                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                  New York                                  11-2653613
 --------------------------------------------   --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $29,640,281 as of October 14, 2003.

The number of shares outstanding of Registrant's Common Stock as of October 14, 2003: 37,986,988.

This Amendment Number 1 is being filed to correct the Report of Independent Public Accountants at page F-2.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheet of Nutrition 21, Inc. and subsidiary as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the 2003 consolidated financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. and subsidiary as of June 30, 2003, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                        /s/ J. H. COHN LLP
Roseland, New Jersey
September 26, 2003

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


                                        NUTRITION 21, INC.

                                        By: /s/ Gail Montgomery
                                        Gail Montgomery, President,
                                        CEO and Director

Dated:  October 15, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of October 15, 2003 by the following persons on behalf of Registrant and in the capacities indicated.


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