Form 10-Q
period 2003-09-30
NUTRITION 21 INC
filed 2003-11-13
CIK 744962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                New York                                  11-2653613
--------------------------------------------       --------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                     Identification No.)

         4 Manhattanville Road
         Purchase, New York                                 10577-2197
------------------------------------------            ------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including Area Code:     (914) 701-4500
                                                      ------------------

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


The number of shares outstanding of Registrant's Common Stock as of November 12, 2003: 37,986,988.

                               NUTRITION 21, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION                                              PAGE
ITEM 1    Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at September 30, 2003
            and June 30, 2003                                                  3

          Condensed Consolidated Statements of Operations for the three
            months ended September 30, 2003 and 2002                           5

          Condensed Consolidated Statement of Stockholders' Equity for
            the three months ended September 30, 2003                          6

          Condensed Consolidated Statements of Cash Flows for the three
            months ended September 30, 2003 and 2002                           7

          Notes to Condensed Consolidated Financial Statements                 8

ITEM 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         12

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk          14

ITEM 4    Controls and Procedures                                             14

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                   15

ITEM 5    Other Information                                                   15

ITEM 6    Exhibits and Reports on Form 8-K                                    15

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                    September 30,   June 30,
                                                                                        2003          2003
                                                                                       -------       -------
                                                                                     (unaudited)     (Note 1)
ASSETS

Current assets:

    Cash and cash equivalents                                                          $ 3,201       $ 4,059

    Accounts receivable (less allowance for doubtful accounts and returns of $16
    at September 30, 2003 and $430 at June 30, 2003)                                     1,167         1,140

    Other receivables                                                                      917         1,100

    Inventories                                                                          1,408         1,135

    Prepaid expense and other current assets                                               303           196
                                                                                       -------       -------
         Total current assets                                                            6,996         7,630

Property and equipment, net                                                                435           479

Patents, trademarks and other intangibles (net of accumulated amortization of
$13,827 at September 30, 2003 and $13,334 at June 30, 2003)
                                                                                        10,234        10,612

Other assets                                                                               195           199
                                                                                       -------       -------
TOTAL ASSETS                                                                           $17,860       $18,920
                                                                                       =======       =======


See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      September 30,     June 30,
                                                                                          2003            2003
                                                                                        --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  (unaudited)       (Note 1)

Current liabilities:
      Accounts payable and accrued expenses                                             $  3,371        $  3,456
      Contingent payments payable                                                             33              26
      Preferred dividends payable                                                             --               2
                                                                                        --------        --------

TOTAL LIABILITIES                                                                          3,404           3,484
                                                                                        --------        --------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares
    Series G convertible preferred, 1,769 shares issued: 188 shares outstanding
    at June 30, 2003                                                                          --             188
Common stock, $0.005 par value, authorized 65,000,000 shares;
    33,924,488 shares issued and outstanding at September 30, 2003 and 33,602,990
    shares issued at June 30, 2003                                                           170             168
Additional paid-in capital                                                                64,322          64,103
Accumulated deficit                                                                      (50,036)        (49,023)
                                                                                        --------        --------
TOTAL STOCKHOLDERS' EQUITY                                                                14,456          15,436
                                                                                        --------        --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 17,860        $ 18,920
                                                                                        ========        ========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                             2003                2002
                                                         ------------        ------------
Net sales                                                $      2,308        $      3,240
Other revenues                                                     50                  75
                                                         ------------        ------------

TOTAL REVENUES                                                  2,358               3,315
Cost of goods sold                                                563                 809
                                                         ------------        ------------
GROSS PROFIT                                                    1,795               2,506

Research and development expenses                                 428                 228
Selling, general and administrative expenses                    1,841               1,769
Depreciation and amortization                                     539                 631
                                                         ------------        ------------
OPERATING (LOSS)                                               (1,013)               (122)
Interest income                                                     6                  21
Interest expense                                                    6                  11
                                                         ------------        ------------

NET (LOSS)                                               $     (1,013)       $       (112)
                                                         ============        ============

Basic (loss) per share                                   $      (0.03)       $      (0.00)
                                                         ============        ============

Diluted (loss) per share                                 $      (0.03)       $      (0.00)
                                                         ============        ============

Weighted average number of common shares - basic           33,699,750          32,863,962
                                                         ============        ============

Weighted average number of common shares - diluted         33,699,750          32,863,962
                                                         ============        ============

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                             Additional
                                           Preferred Stock                                     Paid-In    Accumulated
                                              Series G                  Common Stock           Capital      Deficit         Total
                                        Shares           $           Shares          $            $            $              $
                                      ----------     ----------    ----------    ----------   ----------   ----------    ----------
Balance at June 30, 2003              $      188            188    33,602,990    $      168   $   64,103   $  (49,023)   $   15,436
Charge for stock appreciation rights          --             --            --            --           29           --            29
Exercise of stock options                     --             --         5,000            --            4           --             4
Conversion of Series G preferred
stock to common stock                       (188)          (188)      316,498             2          186           --            --
Net loss for the period                       --             --            --            --           --       (1,013)       (1,013)
                                      ----------     ----------    ----------    ----------   ----------   ----------    ----------
Balance at September 30, 2003                 --     $       --    33,924,488    $      170   $   64,322   $  (50,036)   $   14,456
                                      ==========     ==========    ==========    ==========   ==========   ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Three Months Ended
                                                                         September 30,
                                                                        2003       2002
                                                                      -------     -------
Cash flows from operating activities:
    Net (loss)                                                        $(1,013)    $  (112)
    Adjustments to reconcile net (loss) to net cash (used
      in)/ provided by operating activities:
        Depreciation and amortization                                     539         631
        Other non-cash items                                               29           5
        Changes in operating assets and liabilities:
           Accounts receivable                                            (27)        230
           Other receivables                                              183         473
           Inventories                                                   (273)        236
           Prepaid expense and other current assets                      (107)       (173)
           Other assets                                                     4           2
           Accounts payable and accrued expenses                          (85)       (448)
                                                                      -------     -------
               Net cash (used in)/provided by operating activities       (750)        844
                                                                      -------     -------
Cash flows from investing activities:
    Contingent payments for acquisitions                                  (26)        (43)
    Purchases of property and equipment                                    (2)         --
    Payments for patents and trademarks                                   (82)        (99)
                                                                      -------     -------
        Net cash (used in) investing activities                          (110)       (142)
                                                                      -------     -------
Cash flows from financing activities:
    Preferred stock dividends paid                                         (2)         (6)
    Purchase of common stock for treasury                                  --         (38)
    Proceeds from stock option exercises                                    4          --
                                                                      -------     -------
        Net cash provided by/(used in) financing activities                 2         (44)
                                                                      -------     -------
Net (decrease) increase in cash and cash equivalents                     (858)        658
Cash and cash equivalents at beginning of period                        4,059       3,974
                                                                      -------     -------
Cash and cash equivalents at end of period                            $ 3,201     $ 4,632
                                                                      =======     =======

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 1        BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
              Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. Beginning in fiscal year 2004, the Company's reporting segments were combined into one- Nutritional Products.

              The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2003.

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

Note 3        STOCK-BASED COMPENSATION

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

              The Company applies the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized in the condensed consolidated financial statements for its employee stock options, which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net (loss) would have been (increased) to the pro forma amounts indicated below:

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

                                                               Three months ended
                                                                  September 30,
                                                              2003           2002
                                                            ---------     ---------
Net (loss) as reported                                      $  (1,013)    $    (112)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards           (57)          (61)
                                                            ---------     ---------

Pro forma net (loss)                                        $  (1,070)    $    (173)
                                                            =========     =========

 (Loss) per share:

   Basic - as reported                                      $   (0.03)    $   (0.00)
   Basic - pro forma                                        $   (0.03)    $   (0.01)

   Diluted - as reported                                    $   (0.03)    $   (0.00)
   Diluted - pro forma                                      $   (0.03)    $   (0.01)


Note 4        INVENTORIES

              Inventories at September 30, 2003 and June 30, 2003 consisted of finished goods.

Note 5        CONVERTIBLE PREFERRED STOCK

              During the three month period ended September 30, 2003, the remaining 188 shares of the Company's Series G Preferred Stock were converted into 316,498 shares of the Company's common stock.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 6   (LOSS) PER SHARE

         The  following  table sets forth the  computation  of basic and diluted
(loss) per share for the periods indicated.

                                                    Three months ended
                                                        September 30,
Basic (loss) per share:                             2003             2002
                                                    ----             ----
Net (loss)                                      $     (1,013)    $       (112)
    Less: Dividends on preferred shares                   --               (6)
(Loss) applicable to common stockholders        $     (1,013)    $       (118)
                                                ============     ============
Weighted average shares:                          33,699,750       32,863,962
                                                ============     ============
Basic (loss) per share                          $      (0.03)    $      (0.00)
                                                ============     ============
Diluted (loss) per share:

(Loss) applicable to common stockholders        $     (1,013)    $       (118)

  Add:  Dividends on preferred stock                      --                6

(Loss) applicable to common stockholders        $     (1,013)    $       (112)
                                                ============     ============
Weighted average shares                           33,699,750       32,863,962
                                                ============     ============

Diluted (loss) earnings per share               $      (0.03)    $      (0.00)
                                                ============     ============


         Diluted (loss) per share for the three month periods ended September 30, 2003 and 2002, does not reflect the incremental shares from the assumed conversion of stock options (1,320,193 and 376,800 shares, respectively) as the effect of such inclusion would be antidilutive.

Note 7   RESEARCH AND DEVELOPMENT AGREEMENTS

         The Company's therapeutic strategy for fiscal year 2004 includes a larger commitment, relative to the prior year's comparable period, to spending on research and development targeted at validating earlier findings focused on disease specific conditions in the areas of diabetes and depression. The Company entered into an agreement with Comprehensive NeuroSciences, Inc., a contract research organization in the neurosciences field, to perform studies related to the Company's anti-depressant technology. The Company expects that the first phase of the study will be completed during fiscal year 2004. In addition, the Company entered into an agreement with Diabetex, Inc., a disease management company, and is funding a large-scale trial in managed patient populations to evaluate Diachrome's effect as a nutritional adjunct to standard care for people with diabetes. The clinical trial is expected to be completed by the close of fiscal year 2004. The Company expects to launch these products

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

         under  the  Dietary   Supplement   Health  and  Education  Act  (DSHEA)
         regulatory pathway, which is less costly and less time consuming than that required for drug development. These large-scale studies are being conducted to secure medical acceptance and adoption as treatment protocols. The Company's spending in these areas of new technology, however, is discretionary and is subject to the availability of funds. There can be no assurances that the Company's disease specific product development efforts will be successfully completed or that the products will be successfully manufactured or marketed.

Note 8   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     Three months ended
                                                                       September 30 ,
                                                                       2003    2002
Supplemental disclosure of cash flow information:
      Cash paid for interest                                           $ --    $ 57

Supplemental schedule of non-cash financing activities:
      Obligation for N21 contingent payments                           $ 33    $ 36
      Issuance of common stock for conversion of Series G preferred    $188    $ --

Note  9  SUBSEQUENT EVENT

         On October 9, 2003, the Company completed a private placement of 4,062,500 shares of the Company's Common Stock for aggregate gross proceeds of $3.25 million. The net proceeds from the sale of these securities are intended for general corporate purposes, including the continued clinical and market development of Diachrome, a nutritional therapy for people with diabetes. In connection with the private placement, C. E. Unterberg, Towbin, in accordance with a Financial Advisory and Investment Banking Services Agreement entered into on October 8, 2003, was granted a warrant to purchase 121,950 shares of the Company's Common Stock at an exercise price equal to $1.05.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

           FORWARD-LOOKING STATEMENTS AND RISK FACTORS

           This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and similar expressions identify forward-looking statements. Statements that are "forward-looking statements" are based on current expectations and assumptions that are subject to risks and uncertainties. Actual performance and results could differ materially because of factors such as those set forth under "Risk Factors" in Form S-3 filed with the Securities and Exchange Commission on November 7, 2003.

           GENERAL

           The Company's revenues are primarily derived from the sale of proprietary ingredients to manufacturers of vitamin and mineral supplements. The Company has, in addition, received royalty and license income from users of its patented technology.

           Cost of goods sold includes both direct and indirect manufacturing costs. Research and development expenses include internal expenditures as well as expenses associated with third party providers. Selling, general and administrative expenses include salaries and overhead, third party fees and expenses, royalty expenses for licenses and trademarks, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and intangible assets, and amortizes them over periods of one to twenty years.

           RESULTS OF OPERATIONS

           Revenues

           Net sales for the three month period ended September 30, 2003 of $2.3 million decreased $0.9 million when compared to $3.2 million for the same period a year ago. The decrease is due primarily to the Company's decision in fiscal year 2003 to discontinue its investment in the Lite Bites product line. Net sales for the three month period ended September 30, 2003, declined slightly when compared to the comparable period a year ago.

           Other revenues were $50 thousand for the three month period ended September 30, 2003 compared to $75 thousand for the same period a year ago. License fee income earned was lower in the three month period ended September 30, 2003 when compared to the same period a year ago.

           Cost of goods sold

           Cost of goods sold for the three month period ended September 30, 2003 was $0.6 million compared to $0.8 million for the same period a year ago. Cost of goods sold was impacted by the Company's decision to discontinue its investment in the Lite Bites product line. Gross margin on product sales of 75.6% for the three month period ended September 30, 2003 increased 0.6 percentage points when compared to the same period a year earlier.

           Research and development expenses

           Research and development expenses were $0.4 million for the three month period ended September 30, 2003 compared to $0.2 million for the same period a year ago. The increase is due primarily to spending to validate the new chromium applications for diabetes and depression.

           Selling, general and administrative expenses (SG&A)

           SG&A expenses for the three month period ended September 30, 2003 of $1.8 million remained flat when compared to the same period a year ago. Charges for marketing, as well as personnel and personnel related costs associated with the organizational expansion to support the Company's planned launch of new chromium based nutrition products, continue in fiscal year 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Depreciation and amortization

           Depreciation and amortization for the three month period ended September 30, 2003 was $0.5 million compared to $0.6 million for the same period a year ago. Amortization declined, due primarily to the effects of the impairment charge of $4.4 million incurred in fiscal year 2003.

           Operating Loss

           Operating loss for the three month period ended September 30, 2003 was $1.0 million compared to an operating loss of $0.1 million for the same period a year ago. Lower revenues combined with increases in expenses for our new chromium based nutrition products were the primary reasons for the increased operating loss.

           Interest income, Interest expense and Other income, net

           Interest income, net of interest expense for the three month period ended September 30, 2003 was $0 compared to interest income, net of interest expense of $10 thousand for the same period a year ago. Levels of cash available for investment in fiscal year 2003 were higher than the comparable period in fiscal year 2004.

           Liquidity and Capital Resources

           Cash and cash equivalents at September 30, 2003 were $3.2 million compared to $4.1 million at June 30, 2003. As of September 30, 2003, the Company had working capital of $3.6 million compared to $4.1 million as of June 30, 2003.

           During the three months ended September 30, 2003, net cash of $0.8 million was used in operating activities compared to net cash provided of $0.8 million for the comparable period a year ago. A greater net loss in the current fiscal quarter compared to the comparable period a year earlier was the primary reason for the difference.

           During the three month period ended September 30, 2003, net cash used for investing activities was $0.1 million compared to $0.1 million for the same period a year ago.

           During the three month period ended September 30, 2003, net cash provided by financing activities was $2 thousand, compared to net cash used of $44 thousand in the comparable period a year ago.

           The Company's primary source of financing is cash generated from operations. The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity to fund operations through the next twelve months.

           Future increases in marketing and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators through public or private sales of its securities, including equity securities, or through bank financing .

           On October 9, 2003, the Company completed a private placement of 4,062,500 shares of the Company's Common Stock for aggregate gross proceeds of $3.25 million. The net proceeds from the sale of these securities are intended for general corporate purposes, including the continued clinical and market development of Diachrome, a nutritional therapy for people with diabetes.

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

ITEM 4 - CONTROLS AND PROCEDURES

           Nutrition 21, Inc. under the direction of the Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated its disclosure controls and procedures and believes as of the date of management's evaluation, that Nutrition 21, Inc.'s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended. The review and evaluation was performed as of the balance sheet date.

           During the quarter ended September 30, 2003, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company in the ordinary course of its business has brought patent infringement actions against companies that it believes have sold chromium picolinate in violation of the Company's patent rights. As of this date, no action is pending. The Company is evaluating bringing other patent infringement actions.

         On April 24, 2003, the Company filed an action against a competitor for false and misleading advertising.

         A former executive of the Company has submitted an employment dispute for arbitration.

ITEM 5 - OTHER INFORMATION

         On October 8, 2003, the Company entered into a financial advisory and investment banking services agreement with C.E. Unterberg, Towbin. The agreement has a one-year term and provides for remuneration upon the sale of securities to investors. John H. Gutfreund is Senior Managing Director and Executive Committee member of C. E. Unterberg, Towbin and is Chairman of the Company's board of directors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         10.77 Financial Advisory and Investment Banking Services Agreement entered into on October 8, 2003 between Nutrition 21, Inc. and C.E. Unterberg, Towbin.

         31.1     Certifications   of  President  and  Chief  Executive  Officer
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certifications of the President and Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)      REPORTS

         The Company filed one Report on Form 8-K during the fiscal quarter ended September 30, 2003.

         1. Report dated September 29, 2003 furnishing a copy of a press release of financial results for the fiscal quarter and year ended June 30, 2003.

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


                                                    NUTRITION 21, INC.
                                                    ------------------
                                                        Registrant

Date:  November  13, 2003       By: /s/ Gail Montgomery
                                    -------------------
                                    Gail Montgomery
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Paul Intlekofer
                                    -------------------
                                    Paul Intlekofer
                                    Chief Financial Officer and
                                    Senior Vice President, Corporate Development
                                    (Principal Financial Officer)