Form 10-K/A
period 2003-06-30
NUTRITION 21 INC
filed 2003-12-24
CIK 744962

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

Yes____ No __X___

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $29,640,281 as of October 14, 2003.

The number of shares outstanding of Registrant's Common Stock as of October 14, 2003: 37,986,988.

                             FORM 10-K REPORT INDEX


10-K Part
and Item No.                                                                                            Page No.
PART I

Item 1              Business                                                                                  3
Item 2              Properties                                                                               12
Item 3              Legal Proceedings                                                                        12
Item 4              Submission of Matters to a Vote of Security Holders                                      13


PART II

Item 5              Market Price of Registrant's Common Equity and
                    Related Stockholder Matters                                                              14
Item 6              Selected Financial Data                                                                  16
Item 7              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                      17
Item 7A             Quantitative and Qualitative Disclosures About Market Risk                               23
Item 8              Financial Statements and Supplementary Data                                              24
Item 9              Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                                      24
Item 9A             Controls and Procedures                                                                  24


PART III

Item 10             Directors and Executive Officers of the Registrant                                       25
Item 11             Executive Compensation                                                                   28
Item 12             Security Ownership of Certain Beneficial Owners
                    and Management                                                                           34
Item 13             Certain Relationships and Related Transactions                                           36
Item 14             Principal Accounting Fees and Services                                                   37


PART IV

Item 15             Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                                                      39

Disclosures  in this Form 10-K/A  contain  certain  forward-looking  statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors, various other competitive factors and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-K/A will in fact occur. The Company makes no commitment to revise or update any forward looking statements in order to reflect events or circumstances after the date any such statement is made.

                                     PART I

ITEM 1.  BUSINESS

The Company is a New York corporation that was incorporated on June 29, 1983 as Applied Microbiology, Inc.

GENERAL DEVELOPMENT OF THE COMPANY'S BUSINESS

Prior to 1995 the Company focused on the development and commercialization of antibacterial technologies for new drugs. The Company subsequently licensed these technologies to third parties. Beginning in 1995, the Company shifted its focus to developing and marketing nutrition products and ingredients. In 1997 the Company acquired a comprehensive chromium-based patent portfolio based on a picolinate form of chromium that was invented and researched by the United States Department of Agriculture. The Company currently develops and markets nutrition ingredients that are associated with these patents, but is transitioning to a new business model to further commercialize its patent estate. Under this business model, the Company plans to market and distribute distinct branded therapeutic products for people with diabetes and other conditions associated with insulin resistance. Based on American Diabetes Association estimates, at least one in eight Americans is thought to be insulin resistant.

In 1999, the Company acquired the Lite Bites consumer product line from Optimum Lifestyles, Inc. In August of 2003, the Company discontinued its investment in the Lite Bites product line and recorded a $4.4 million charge relating to the discontinuance.

THE COMPANY'S PRODUCTS AND PROPOSED PRODUCTS

The Company's Existing Ingredients Business

Since 1997, the Company's primary business has been to develop and market proprietary ingredients to the vitamin and supplement market for both human and animal applications. Today, Chromax(R) chromium picolinate is the Company's primary ingredients product. In late fiscal 2003, the Company launched a new chromium ingredient combination, Chromax chromium picolinate combined with conjugated linoleic acid called Zenergen(R), which potentiates glucose uptake in muscle cells in the absence of insulin stimulation. Pre-clinical research indicates that this combination promotes healthy weight loss in people who are insulin resistant.

The Company's ingredient customers distribute Chromax as a stand alone chromium supplement either under the Chromax name under license from the Company, or under their own private labels. A license from the Company is required for all chromium picolinate products that are sold in the US for glucose control and its derivative benefits, including cholesterol control and improved body composition.

The Company derives additional revenues from the sale and licensing of Chromax to customers who incorporate it and other of the Company's ingredients into over 900 finished multi-ingredient products. These include vitamin/mineral formulas, weight loss and sports nutrition supplements, baked goods, beverages and other products. These products are sold by the Company's customers under a variety of brands throughout the world through natural/health food stores, supermarkets, drug stores, and mass merchandisers, and also through direct sales and catalogue sales.

The current annual US retail market for chromium mineral supplements is estimated to be $85 million based on retail sales data provided by SPINS and Information Resources, Inc. ("IRI"). Based on SPINS and IRI data, more than 80% of US chromium supplements are formulated with the Company's Chromax chromium picolinate, while the rest are manufactured using chloride, polynicotinate or other forms.

Chromax chromium picolinate is also used for managing the health of breeding sows and their offspring, where it has been shown to improve glucose control in gestating swine. Research outcomes include improved fertility, productivity and recovery for the sows, and stronger and more resilient offspring.

The Company's principal customers have entered into master license agreements with the Company that cover purchases that they decide to make from the Company from time to time. The Company has no long term purchase or sale commitments with its customers. See "Supply and Manufacturing" for information on a long term manufacturing agreement between the Company and the manufacturer of its principal products.

During each of the fiscal years ended June 30, 2003, 2002 and 2001, respectively, ingredient sales of chromium picolinate accounted for more than 74%, 63%, and 57% of the Company's total revenues. Sales of the Company's Lite-Bite products during these three fiscal years accounted for more than 8%, 27%, and 27% of the Company's total revenues. One customer, Prince Agri Products, Inc., accounted for more than 10% of the Company's total Ingredient revenues in each of the last two fiscal years.

In marketing its Chromax chromium picolinate, the Company must continue to demonstrate the safety of this product. The following studies in the Company's opinion demonstrate that chromium picolinate is safe.

         The United States Government, acting through the National Institutes of Health-National Toxicology Program ("NTP"), has independently evaluated the safety of chromium picolinate with government approved tests. In 2002, the NTP reported that it did not find any safety concerns with chromium picolinate, even at high doses.

         In 2002 a group  of  experts  consisting  of  Richard  Anderson,  Ph.D.
         (USDA), Walter Glinsman, MD (retired from the USDA), and Joseph Borzelleca, Ph.D. (Virginia Commonwealth University) reviewed all existing studies of chromium picolinate and found no safety concerns.

         In 1997 United States Department of Agriculture ("USDA") researchers determined that chromium picolinate is safe.

However, several researchers have questioned the safety of chromium picolinate. In 1995 and 2002 a research group headed by Dianne Stearns, Ph.D. (University of Dartmouth College and Northern Arizona University) administered chromium picolinate in a laboratory to Chinese hamster ovary cell lines, and in 2203 another research group headed by John Vincent, Ph.D. (University of Alabama) administered chromium picolinate to fruit flies. Both reported safety concerns.

The Company's Proposed Therapeutic Branded Products

The Company expects to position its first branded product, Diachrome(TM), as an aid in the dietary management of diabetes, and it expects to market this product with the support of healthcare professionals. Diachrome(TM) is a patented combination of Chromax chromium picolinate and biotin; these are nutritional ingredients that work synergistically to enhance blood sugar control and improve blood cholesterol profiles. Building on pre-clinical and early clinical research, the Company has formed a strategic alliance with Diabetex, a leading diabetes disease management company, to validate Diachrome's ability to significantly improve blood sugar control in people with type 2 diabetes. Together, the companies are conducting a 600 patient double-blind placebo controlled trial aimed at demonstrating the pharmacoeconomic and health benefits associated with the use of Diachrome as a nutritional adjunct to current diabetes management protocols. The Diachrome study is expected to be completed by the end of fiscal year 2004 and, assuming positive results, Diachrome will be aggressively marketed to the diabetes healthcare market under the Nutrition 21 label.

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

Pharmaceutical Products Licensed to Third Parties

The Company has infectious disease drug technology for diseases in humans, centered around the compound nisin, a member of the lanthocin class of peptides, as a potential treatment for infections of the colon and other bacterial infections, and lysostaphin, an enzyme, as a potential treatment for endocarditis and other Staphylococcal infections, and lysostaphin and antibiotic compositions to treat infections while suppressing the formation of staphylococcal and antibiotic resistance. The Company determined that it did not have the resources necessary to take these pharmaceutical products for the treatment of infectious diseases from the development stage through regulatory filings and ultimately to the marketplace, should a product be proven to be safe and effective.

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

                            RESEARCH AND DEVELOPMENT

During the fiscal years ended June 30, 2003, 2002 and 2001, the Company spent approximately $2.2 million, $1.0 million, and $1.9 million, respectively, on research and development. The Company's research and development program is based on chromium and seeks to discover and substantiate the efficacy and safety of ingredients and products that have a significant nutritional therapeutic value to consumers. The primary research focus over the past few years has been in the area of diabetes and cardiovascular health. Discovering the mechanism of action of chromium picolinate and further confirming the beneficial effects of chromium picolinate in people with diabetes have been critical objectives. The Company is also researching therapeutic areas involving obesity, depression, bone and joint health, and women's health.

This research effort has enabled the Company to identify patentable new combinations of chromium and new uses for chromium, and new food systems that can be enhanced by the inclusion of its ingredient systems.

Clinical Studies, Presentations and Publications

The Company from time to time arranges for clinical studies of its products to evaluate efficacy and mechanisms of action. The Company also makes presentations at various meetings to gain further acceptance of its products. The following information summarizes certain of the Company's recent activities in this area, as well as several recent presentations and publications that relate to the Company's products.

STUDIES IN PROGRESS

         CHROMAX

The Company has supplied its Chromax chromium picolinate to the University of Vermont for a clinical study that is funded by the American Diabetes
Association. The study is entitled " Evaluation of the Effect of Chromium Picolinate in People with Type 2 Diabetes," and is designed to evaluate the effect of Chromax(R) on insulin sensitivity in people with type 2 diabetes mellitus ("DM"). The study is also designed to provide information on how chromium picolinate supplementation mediates glucose uptake and glucose transport, and how it enhances insulin action in cellular signaling through insulin receptor regulation.

The Company has supplied its Chromax chromium picolinate to Pennington Biomedical Research for a clinical study funded by National Institutes of Health that is evaluating "Chromium and Insulin Action." This study focuses on the effects of chromium picolinate on glucose homeostasis, and is designed to generate dietary chromium recommendations for reducing the risk of diabetes and associated diseases.

The Company supplied its Chromax chromium picolinate to the University of Pennsylvania for a clinical study funded by the National Institutes of Health that is entitled " A Double Blind Randomized Controlled Clinical Trial of Chromium Picolinate on Clinical and Biochemical Features of the Metabolic Syndrome." This study is evaluating the effect of daily supplementation with chromium picolinate on insulin sensitivity in individuals with metabolic syndrome, and on glucose tolerance tests, HDL-C, triglycerides, body composition, BMI and blood pressure. This study will also provide the first human data on the effects of chromium picolinate supplementation on oxidative stress and inflammation, which are major risk factors in the progression of diabetes and cardiovascular disease.

The Company gave a research grant to Comprehensive Neuroscience Inc. to conduct a clinical study on "The Effects of Chromium Picolinate in Atypical Depression." The study is a double blind placebo controlled trial of Chromax chromium picolinate in people with depression and symptoms that include carbohydrate cravings, weight gain and tiredness. The Company expects that this study will provide information on the anti-depressant effects of chromium picolinate supplementation for these people.

         DIACHROME

The Company furnished its Diachrome product (Chromax chromium picolinate and biotin) to Diabetex Corporation to conduct a clinical study that is entitled " A Randomized, Double Blinded, Placebo Controlled, Parallel Arm, Multicenter Study To Evaluate The Improvement In Glycemic Control, Lipid Levels, Quality Of Life And Healthcare Costs After Daily Administration Of Chromium Picolinate And Biotin In Patients With Type 2 Diabetes." The study is designed to provide data on the effects of Diachrome on diabetes risk factors, and is expected to reflect improvements effected by Diachrome in beta cell function and the risk of insulin resistance in type 2 diabetes patients. Any data that are positive should support chromium picolinate as an alternative nutritional therapy for diabetes patients.

STUDIES COMPLETED IN 2003

         ARGININE SILICATE INOSITOL COMPLEX

The Company provided its Arginine-Silicate-Inositol complex and a research grant to the University of Alberta for a preclinical study on the "Effects Of Arginine Silicate Inositol Complex On Vascular Functions And Bone Health Markers." The study results suggested that the product helps reduce coronary risk factors and improve heart and bone health.

PRESENTATIONS AND PUBLICATIONS IN 2003

An article on "Chromium and Cardiovascular Disease" was published in Advances in Heart Failure (Intern. Acad.Cardiology). This article reviews the significant effects of chromium picolinate on coronary heart disease risk factors, such as lipids and lipoproteins, in both animal and human studies.

A paper on Glucose Uptake Of Chromium Picolinate, Chromium Polynicotinate And Niacin was accepted and presented at a meeting of the Federation of American Societies for Experimental Biology. This paper focuses on the enhancement of glucose uptake in skeletal muscle cells with chromium picolinate.

A paper on "Chromium Picolinate Increases Skeletal Muscle PI3 Kinase Activity in Obese, Hyperinsulinemic JCR:LA Corpulent Rats" was accepted and presented at the 63rd annual meeting and scientific sessions of the American Diabetes
Association. The paper reports a mechanism of action by which chromium picolinate enhances insulin activity.

STUDIES COMPLETED IN 2002

         DIACHROME

The Company funded and supplied Diachrome to the Chicago Center for Clinical Research to conduct a "Study On Chromium With Biotin Decreases Coronary Risk Lipids And Lipoproteins In People With Type 2 Diabetes Ingesting Moderate Carbohydrate Nutritional Beverages." Results from this trial suggested that chromium picolinate and biotin can significantly reduce elevations in blood glucose levels and symptoms of fatigue in people with type 2 diabetes that are consuming a carbohydrate-containing beverage. These findings were presented at the Federation of American Societies for Experimental Biology ("FASEB"), and American College of Nutrition.

         ZERAMAX

The Company gave a research grant and supplied Zeramax to Duke University to study the "Effectiveness of Chromium Picolinate in Atypical Depression: A Placebo-Controlled Clinical Trial." Results from this study suggest that chromium picolinate helps reduce depression markers. In this study, seventy (70%) of chromium picolinate group and zero (0%) of placebo group responded to treatment. This paper was published in Biological Psychiatry.

PRESENTATIONS AND PUBLICATIONS IN 2002

An  article  on  "Oral  Chromium  Picolinate  Improves  Carbohydrate  And  Lipid
Metabolism And Enhances Skeletal Muscle Glut-4 Translocation In Obese, Hyperinsulinemic (JCR-LA Corpulent) Rats" was published in J Nutr. 2002. This article reports the results of a study to evaluate whether chromium picolinate helps in treatment of the insulin resistance syndrome. Chromium picolinate supplementation was shown to enhance insulin sensitivity, glucose metabolism and blood lipids.

A paper entitled " Antimutagenic Activity Of Chromium Picolinate In The Salmonella Assay" was presented at XIV World Congress of Pharmacology. The paper reported that chromium picolinate is non-mutagenic.

                             GOVERNMENTAL REGULATION

The U.S. Food and Drug Administration ("FDA") regulates the labeling and marketing of the Company's dietary supplements under the Dietary Supplement and Health Education Act ("DSHEA"). Under DSHEA, dietary supplements that were first marketed as dietary supplements after October 1994 require safety approval by the FDA. The Company's products do not require FDA safety approval because they were marketed as dietary supplements prior to October 1994. See "The Company's Existing Ingredient Products" for further information on the safety of the Company's products. Under DSHEA, the Company is required to submit for FDA approval claims regarding the effect of its dietary supplements on the structure or function of the body. DSHEA also requires an FDA approval process for claims (so-called "health claims") that relate dietary supplements to disease prevention. The Company will seek to secure FDA approval for health claims that its products can prevent diabetes and possibly other diseases.

The Federal Trade Commission ("FTC") regulates product-advertising claims and requires that claims be supported by competent and reliable scientific evidence. Prior to the Company's acquisition of a California limited partnership called Nutrition 21 ("Nutrition 21 LP"), the FTC opened an inquiry into certain of the claims that Nutrition 21 LP was making for chromium picolinate. The inquiry was terminated by Nutrition 21 LP and the FTC entering into a consent decree that requires that claims be supported by competent and reliable scientific evidence. After the Company acquired Nutrition 21 LP, the Company undertook new clinical studies to support the claims it intended to make for its products. The FTC has subsequently audited the Company's chromium picolinate advertising and has not found either a lack of competent and reliable scientific evidence or a failure by the Company to comply with the consent decree. The FTC continues to monitor the Company's advertising and could limit its advertising in ways that could make marketing its products more difficult or result in lost sales.

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

Of these patents, 24 U.S. patents and various foreign patents relate to chromium, including composition of matter patents for novel chromium picolinate complexes and their uses. Three of these patents relate to the accepted essential nutritional uses of chromium picolinate for glucose control, for managing cholesterol, and for increasing lean body mass and reducing body fat, and are in force through 2009. Patents for improved chromium picolinate complexes containing combinations of chromium and various nutrients for enhancing the benefits of chromium picolinate, are in force into the year 2017. More recently, the Company has secured patent rights to the uses of all forms of chromium in the treatment of depression and other mood disorders, rights that are in force through 2018.

The pending applications build upon the Company's expertise in technology areas such as nutritional mineral supplements, and are directed towards the synergistic effects of combining chromium with compounds such as biotin, alpha lipoic acid, conjugated linoleic acid (CLA), and CLA isomers. These include issued and pending patent applications covering the positive effects of chromium and biotin on type 2 diabetes. Outside of the chromium area, the Company continues to file patent applications in the area of arginine silicate, a patented compound that has shown promise in therapies for bone and joint health, cardiovascular disease, and glucose metabolism.

The Company maintains non-disclosure safeguards, including confidentiality agreements, with employees and certain consultants. There can be no assurance, however, that others may not independently develop similar technology or that secrecy will not be breached despite any agreements that exist.

Although the Company holds exclusive rights to United States patents for the nutritional uses for which chromium picolinate is sold, the Company is often faced with competition from companies, including importers, that disregard its patent rights. These companies take calculated risks that the Company will not sue to enforce its patent rights against them. The Company determines whether to file suit against an infringer by taking into consideration an estimate of infringing sales and the cost of patent enforcement. While there is no guarantee that the Company will be able to successfully enforce its patent rights against these competitors, the Company continues to monitor industry practices.

The Company has initiated several patent infringement cases that it subsequently settled. In 2003, the Company settled a patent dispute with Lonza Inc., in which Lonza agreed to license the Company's glucose control patents for marketing Lonza's proprietary combination of carnitine and chromium picolinate for swine feed applications. No other rights were granted to Lonza to sell chromium picolinate, alone or in other combinations, for human or other animal applications.

Pharmaceutical Patents

The Company owns more than 200 patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction; expression and production of recombinant lysostaphin; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; and the use of bacteriocin compositions in gastrointestinal healthcare. These patents are licensed to AZWELL Inc, Biosynexus Incorporated, and ImmuCell Corporation as set forth under "Pharmaceutical Products Licensed to Third Parties."

The Company maintains trade secret protection for bacterial strains, technical know-how, and other information it considers proprietary and beneficial for the manufacture, use, regulatory approval, and marketing of the Company's products.

                                   COMPETITION

In considering its competitive position, the Company distinguishes between its existing ingredients business, on the one hand, and its prospective therapeutic branded products, on the other hand. The Company has a relatively strong position for its current chromium sales where it believes that it has an approximately 80% share of the market for stand alone sales, and it has a 15% market share for sales of chromium into multi-ingredient products, based on SPINS and IRI data reporting retail sales of chromium products. The Company's major competitor is InterHealth Nutraceuticals Inc. which is a privately held company.

The Company's proposed therapeutic branded business will confront many large established companies in a huge industry that serves the diabetes management market. The Company's success in this arena will in large part depend on its ability to obtain a scientific consensus that its supplement offer benefits that are competitive with the numerous companies that participate in this business.

The nutritional product industry and the related drug industries are, of course, intensely competitive. The great majority of these competitors have financial and technical resources as well as production and marketing capabilities substantially greater than the Company. In addition, many competitors have significantly greater experience in the development and testing of new or improved products.

                            SUPPLY AND MANUFACTURING

The Company has entered into a long-term manufacturing agreement with a third party for the manufacture of the Company's principal products. There are numerous sources of supply for the raw materials that the Company's manufacturers use to manufacture the Company's products. The Company has never experienced a shortage of ingredient products.

The Company keeps on hand an average of four months' inventory. The Company believes that it has adequate inventory to accommodate a suspension in the manufacture of any of its products by its current manufacturers, and that it could in any event resort to other manufacturers with minimal disruption.

The Company plans to continue to outsource the manufacturing and packaging needs as it expands its business to include its marketing and distribution of branded therapeutic supplements.

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


                                              Common Stock
Fiscal Quarter Ended                     High                 Low
--------------------------------------------------------------------
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

Each Right entitles stockholders to buy one one-thousandth of a share of newly created Series H Participating Preferred Stock of the Company for $3.00 per share. Each one one-thousandth of a share of the Preferred Stock is designed to be the functional equivalent of one share of Common Stock. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock (30% in the case of a person or group that is currently a 15% holder) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's Common Stock.

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

SELECTED STATEMENT OF                                YEAR ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------
OPERATIONS DATA:                               2003(3)     2002(2)          2001        2000        1999(1)
------------------------------------------------------------------------------------------------------------------
Total Revenues                                $10,615      $14,668       $23,252      $32,814      $28,301
Gross Profit                                    6,486       10,324        17,036       27,034       23,519
Operating (Loss) Income                      (11,081)      (7,789)         (955)        7,041        6,469
(Loss) Income Before Taxes                   (11,050)      (6,011)         1,400        7,004        6,347
Income Taxes                                    (544)           --           335          523          482
Net (Loss) Income                            (10,506)      (6,011)         1,065        6,490        5,865
Diluted (Loss) Earnings per Share              (0.32)       (0.19)          0.03         0.20         0.19

                                                                     AT JUNE 30,
------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA:                     2003          2002         2001         2000         1999
------------------------------------------------------------------------------------------------------------------
Working Capital                                $4,146       $8,002        $6,392       $6,486       $1,879
Total Assets                                   18,920       28,100        38,887       41,085       34,541
Total Liabilities                               3,484        2,151         6,495       10,430       12,950
Long-Term Obligations                              --           --           122        1,278        3,807
Redeemable Preferred Stock                         --           --           418          676          921
Stockholders' Equity                           15,436       25,949        31,974       29,979       20,670

----------------
(1) Consolidated Statements of Operations include the operations of the Lite Bites business from January 1, 1999, the effective date of acquisition.

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

OVERVIEW

The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

                                                                 Fiscal Year
                                                             Percent of Revenues
                                                     2003           2002           2001
                                                     ----           ----           ----
Total Revenues                                       100.0%         100.0%         100.0%
Gross profit*                                         59.8           69.7           70.1
Selling, general and administrative expense           77.3           50.1           44.4
Research and development expense                      21.0            6.9            8.4
Operating (loss)                                    (104.4)         (53.1)          (4.1)
Net (loss) income                                    (99.0)         (41.0)           4.6

*Based upon percent of net sales

Results of Operations

1. Year ended June 30, 2003 vs. Year ended June 30, 2002

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

Selling, General and Administrative

Selling, general and administrative expense for fiscal year 2003 of $8.2 million increased $0.9 million when compared to $7.3 million for fiscal year 2002. Marketing and related expenditures increased $0.5 million while personnel and personnel-related costs associated with organizational expansion to support the Company's planned launch of new chromium based therapeutic products increased $0.4 million..

Research and Development

Research costs of $2.2 million for fiscal year 2003 increased $1.2 million when compared to $1.0 million in fiscal year 2002. The increase is due primarily to studies related to the Company's anti-depressant technology ($1.0 million) as well as increased expenditures for its Diachrome studies ($0.2 million).

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

Impairment of Intangibles

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the Company to review its long-lived assets whenever events or changes in circumstances indicate that impairment might exist. During fiscal year 2003, the Company decided to discontinue investing in its Lite Bites product line. As a result of a review of current and forecasted operating cash flows and the profitability of this line, the Company determined that a $4.4 million non-cash impairment charge was warranted. The Company used a discounted cash flow analysis for purposes of estimating the fair value of its reporting unit.

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

Selling, General and Administrative

Selling, general and administrative expense for fiscal year 2002 of $7.3 million decreased $3.0 million when compared to $10.3 million for fiscal year 2001. The restructuring charge in the second quarter of fiscal year 2001 of $2.4 million did not recur in fiscal year 2002. In addition in fiscal year 2002, there were cost savings of approximately $0.6 million for reductions in advertising and consulting expenditures. Research and Development

Research costs of $1.0 million for fiscal year 2002 decreased $0.9 million when compared to $1.9 million for fiscal year 2001. The decrease principally reflects cost savings attributable to the restructuring undertaken by the Company in the second quarter of fiscal 2001 and the Company's decision to terminate its Internet business at that time.

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

2.    Year ended June 30, 2002 vs. Year ended June 30, 2001

Nutritional products revenues of $14.2 million for fiscal 2002 decreased $6.9 million, when compared to nutritional products revenues of $21.1 million for fiscal year 2001. The decrease in revenues is primarily due a royalty reduction associated with the expiration of the Company's chromium picolinate composition of matter patent in August of 2000, softness in retail sales of vitamin and mineral supplements, and continuing industry consolidation.

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

2.    Year ended June 30, 2002 vs. Year ended June 30, 2001

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

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2003 of $4.1 million declined $0.9 million when compared to $5.0 million at June 30, 2002. As of June 30, 2003, the Company had a working capital surplus of $4.1 million, compared to a working capital surplus of $8.0 million as of June 30, 2002. Changes in working capital included a decline in trade receivables and other current assets of $1.1 million and $0.6 million, respectively, and an increase of $1.3 million in accounts payable and accrued expenses.

Net cash used in operating activities for fiscal 2003 was $0.3 million compared to cash provided by operating activities of $4.5 million in fiscal year 2002. An increase in the net loss in fiscal year 2003 of $4.5 million when compared to fiscal 2002 was the primary reason for the change.

Net cash provided by investing activities for fiscal year 2003 was $0.5 million compared to cash used in investing activities of $4.2 million in fiscal year 2002. Lower contingent payments of $2.6 million for acquisitions was the primary reason for the change. In addition, $1.0 million invested in short-term instruments in fiscal year 2002 matured in fiscal year 2003.

Net cash used in financing activities was $58 thousand compared to $1.7 million in fiscal year 2002. Fiscal year 2002 debt repayments of $1.1 million did not recur in fiscal year 2003. In addition, $0.4 million of cash used for redemption of preferred stock in fiscal year 2002 did not recur in fiscal year 2003.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting held on July 29, 2003, the Audit Committee of the Board of Directors of the Company approved the engagement of J. H. Cohn LLP as its independent public accountants for the fiscal year ending June 30, 2003 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective July 31, 2003.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         OFFICERS AND DIRECTORS

         The officers and directors of the Company are as follows:


                                                   Year Joined
       Name and Age                                  Company                    Position
------------------------------------------------------------------------------------------------------------------
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

The Directors serve for a term of one year and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors, subject to the provisions of the employment agreements described below. Except for Mr. Paul Intlekofer, who is first cousin to Ms. Gail Montgomery, there are no family relationships among directors or executive officers.

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

Committees of the Board of Directors

The Company has an audit committee consisting of Dr. Benson, Dr. Cooper, and Mr. Gutfreund. In addition, the Company has a compensation committee consisting of Dr. Cross, Mr. Gutfreund, and Dr. Pollack. During the year ended June 30, 2003, the audit committee met four times, and the compensation committee met one time.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the periods indicated for (i) the chief executive officer during fiscal year 2003 and (ii) certain other persons that served as executive officers in fiscal year 2003 whose total annual salary and bonus was in excess of $100,000.

                                        SUMMARY COMPENSATION TABLE (1)(2)
====================================== ================================================= ================= ===============
                                                                                           LONG-TERM        ALL OTHER
                                                     ANNUAL COMPENSATION                   COMPENSATION     COMPENSATION
     NAME AND PRINCIPAL POSITION       ------------------ ---------------- ------------- ----------------- ---------------
                                            PERIOD            SALARY          BONUS         SECURITIES        ($)
                                                                ($)            ($)          UNDERLYING
                                                                                           OPTIONS/SARS
                                                                                               (#)
-------------------------------------- ------------------ ---------------- ------------- ----------------- ---------------
Gail Montgomery, President,
Chief Executive Officer and Director   7/1/00 - 6/30/01       257,307       275,000           200,000
                                       ------------------ ---------------- ------------- ----------------- ---------------
                                       7/1/01 - 6/30/02       275,000                         500,000
                                       ------------------ ---------------- ------------- ----------------- ---------------
                                       7/1/02 - 6/30/03       275,000                       1,175,000
-------------------------------------- ------------------ ---------------- ------------- ----------------- ---------------
Paul Intlekofer, Chief Financial
Officer and Senior Vice President,     7/1/02 - 6/30/03       190,731                       1,050,000       37,500(3)
Corporate Development
-------------------------------------- ------------------ ---------------- ------------- ----------------- ---------------
Alan J. Kirschbaum, Vice President,
Finance and Treasury                   7/1/00 - 6/30/01       150,000        30,000            75,000
                                       ------------------ ---------------- ------------- ----------------- ---------------
                                       7/1/01 - 6/30/02       150,000
                                       ------------------ ---------------- ------------- ----------------- ---------------
                                       7/1/02 - 6/30/03       150,000                          30,000
-------------------------------------- ------------------ ---------------- ------------- ----------------- ---------------
Benjamin T. Sporn, Senior Vice
President, General Counsel and         7/1/00 - 6/30/01       207,500        66,688           165,000
Secretary
                                       ------------------ ---------------- ------------- ----------------- ---------------
                                       7/1/01 - 6/30/02       207,500
                                       ------------------ ---------------- ------------- ----------------- ---------------
                                       7/1/02 - 6/30/03       207,500                         225,000
                                       ------------------ ---------------- ------------- ----------------- ---------------
Andrew Wertheim, Chief Operating
Officer (4)                            7/1/02 - 6/30/03       162,211                         675,000
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


                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)
------------------------------------------------------------------------------------------- -------------------------------
                                                                                            Potential Realizable Value At
                                    Individual Grants                                       Assumed Annual Rates Of Stock
                                                                                            Price Appreciation For Option
                                                                                                         Term
--------------------------- ----------------- ------------------- ------------ ------------ -------------------------------
                                              Percent Of Total
                                                 Options/SARs
                               Number Of          Granted To
                               Securities        Employees In      Exercise
                               Underlying        Fiscal Year        Of Base
           Name               Options/SARs                           Price     Expiration
                              Granted (#)                           ($/Sh)        Date          5% ($)         10% ($)
--------------------------- ----------------- ------------------- ------------ ------------ --------------- ---------------
A. Paul Intlekofer               550,000            30.3%            $0.40        9/16/12       $138,537        $350,623
                                 500,000                             $0.31       10/18/12       $ 97,749        $247,030

--------------------------- ----------------- ------------------- ------------ ------------ --------------- ---------------

B. Alan J. Kirschbaum             30,000            0.89%            $0.38        5/22/13       $  7,169        $ 18,169

--------------------------- ----------------- ------------------- ------------ ------------ --------------- ---------------

C. Gail Montgomery               850,000            24.5%            $0.39        7/31/12       $208,478        $528,326
                             325,000 SAR's           100%                                       $ 79,712        $202,007

--------------------------- ----------------- ------------------- ------------ ------------ --------------- ---------------

D. Benjamin T. Sporn             225,000             6.5%            $0.39        7/31/12       $ 55,186        $139,850

--------------------------- ----------------- ------------------- ------------ ------------ --------------- ---------------

E. Andrew Wertheim               675,000            19.5%            $0.36          (2)         $152,281        $387,279

--------------------------- ----------------- ------------------- ------------ ------------ --------------- ---------------

(1) Consists of stock options except for 325,000 SARs shown for Gail Montgomery.
(2) Expired by reason of termination of employment on February 14, 2003.

                               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION VALUES
---------------------------------------------------------------------------------------------------------------------
                                                 INDIVIDUAL GRANTS
------------------ ------------ ------------- -------------------------------------- --------------------------------
      NAME           SHARES        VALUE       NUMBER OF UNEXERCISED OPTIONS/SARS         VALUE OF UNEXERCISED
                    ACQUIRED    REALIZED ($)              AT FY-END (#)               IN-THE-MONEY OPTIONS/SARS AT
                       IN                                                                        FY-END
                    EXERCISE
                       (#)                    ---------------- --------------------- --------------- ----------------
                                                Exercisable       Unexercisable       Exercisable     Unexercisable
------------------ ------------ ------------- ---------------- --------------------- --------------- ----------------
Paul                    0            0            60,000            1,000,000            $2,500          $95,000
Intlekofer
------------------ ------------ ------------- ---------------- --------------------- --------------- ----------------

Alan J.                 0            0            79,000             101,000               $0            $4,200
Kirschbaum

------------------ ------------ ------------- ---------------- --------------------- --------------- ----------------

Gail                    0            0            435,000           1,465,000              $0            $87,900
Montgomery

------------------ ------------ ------------- ---------------- --------------------- --------------- ----------------

Benjamin T. Sporn       0            0            188,500            284,000               $0            $13,500

------------------ ------------ ------------- ---------------- --------------------- --------------- ----------------

Andrew  Wertheim(1)     0            0               0                  0                  0                0

------------------ ------------ ------------- ---------------- --------------------- --------------- ----------------

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


                                      YEARS OF CREDITED SERVICE

Final average
earnings                     15               20                 25              30                35
---------------------------------------------------------------------------------------------------------
$25,000                    $4,320           $5,760            $7,200            $8,160           $9,600

$50,000                    $8,760           $11,760           $14,640           $17,640          $20,520

$75,000                    $15,360          $20,520           $25,960           $30,720          $35,080

$100,000                   $21,960          $29,280           $36,600           $43,920          $51,240

$150,000                   $35,040          $46,680           $58,440           $70,080          $81,840

$200,000                   $48,120          $64,200           $80,280           $96,360          $112,440
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


                   SHARES OWNED BENEFICIALLY AND OF RECORD (1)

NAME AND ADDRESS                                     NO. OF SHARES       % OF TOTAL
P. George Benson (2)                                     85,000                *

Warren D. Cooper (3)                                     25,000                *

Audrey T. Cross (4)                                     109,000                *

John H. Gutfreund (5)                                   105,000                *

Paul Intlekofer (6)                                     295,383                *

Alan J. Kirschbaum (3)                                  100,500                *

Gail Montgomery (7)                                     834,933             2.41

Marvin Moser (8)                                        170,000                *

Robert E. Pollack (3)                                   115,000                *

Benjamin T. Sporn (9)                                   350,125             1.00

Andrew Wertheim                                               0                *

Wyeth (10)                                            3,478,261            10.24
5 Giralda Farms
Madison, NJ 07940

Burns Philp & Company Limited (11)                    7,763,837            22.87
7 Bridge Street
Sydney, NSW 2000, Australia

All Executive Officers and Directors                  1,293,959             6.10
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


                                           EQUITY COMPENSATION PLAN INFORMATION
----------------------- ---------------------------- ---------------------------- -----------------------------------------
    PLAN CATEGORY       NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE        NUMBER OF SECURITIES REMAINING
                          ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING        AVAILABLE FOR FUTURE ISSUANCE UNDER
                           OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND        EQUITY COMPENSATION PLANS (EXCLUDING
                            WARRANTS AND RIGHTS                RIGHTS               SECURITIES REFLECTED IN COLUMN (A))
                                   (A)                          (B)                                  (C)
----------------------- ---------------------------- ---------------------------- -----------------------------------------
Equity compensation
plans approved by
security holders                 4,931,002                      $1.34                             258,500
----------------------- ---------------------------- ---------------------------- -----------------------------------------
Equity compensation
plans not approved by          (1) 1,583,000                    $0.38                            3,417,000
security holders                   (2) 0
                                (3) 845,000                     $2.33
----------------------- ---------------------------- ---------------------------- -----------------------------------------
Total                            7,359,002                                                       3,675,500
----------------------- ---------------------------- ---------------------------- -----------------------------------------

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

1. Information Concerning Fees Paid to Independent Auditors for the fiscal year ended June 30, 2003.

Set forth below is certain information concerning audit services rendered to the Company by J.H. Cohn LLP and Ernst & Young LLP for the fiscal year ended June 30, 2003. As indicated below, in addition to reviewing financial statements, J.H. Cohn LLP and Ernst & Young LLP provided other services in the fiscal year ended June 30, 2003. The Audit Committee has determined that the provision of these other services is compatible with maintaining the independence of both firms.

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

                                                 NUTRITION 21, INC.

                                                 By:  /s/ Gail Montgomery
                                                 Gail Montgomery, President,
                                                 CEO and Director

Dated:  December 24, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of December 24, 2003 by the following persons on behalf of Registrant and in the capacities indicated.

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

10.73         Employment  Agreement entered into as of September 1, 2002 between
              Nutrition 21, Inc. and Gail Montgomery. (21)

10.74         Employment  Agreement  entered  into as of August 5, 2002  between
              Nutrition 21, Inc. and Andrew Wertheim. (21)

10.75         Employment  Agreement entered into as of September 1, 2002 between
              Nutrition 21, Inc. and Benjamin Sporn (21)

10.76         Employment Agreement entered into as of September 16, 2002 between
              Nutrition 21, Inc. and Paul Intlekofer (22)

23.1          Consent of J.H. Cohn LLP (23)

23.2          Consent of Ernst & Young LLP (23)

31.1          Certification of President and Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002 (23)

31.2          Certification  of Chief Financial  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)

32.1          Certification  of President and Chief Executive  Officer and Chief
              Financial  Officer  pursuant to Section 906 of the  Sarbanes-Oxley
              Act of 2002 (23)

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

(17)  Incorporated by reference to the Company's Report on Form 10-K for 2000.

(18) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31. 2000.

(19)  Incorporated by reference to the Company's Report on From 10-K for 2001.

(20) Incorporated by reference to the Company's Report on Form 8-K dated September 18, 2002.

(21)  Incorporated by reference to the Company's Report on From 10-K for 2002.

(22)  Incorporated by reference to the Company's Report on Form 10-K for 2003.

(23)  Filed herewith.

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

                               NUTRITION 21, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FILED WITH THE ANNUAL REPORT OF THE

                              COMPANY ON FORM 10-K

                                  JUNE 30, 2003

                                                                         PAGE
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2 & F-3


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


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         YEARS ENDED JUNE 30, 2003, 2002 AND 2001                        F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheet of Nutrition 21, Inc. and subsidiary as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the 2003 consolidated financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

                                        /s/ J.H. COHN LLP

Roseland, New Jersey
September 26, 2003

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheet of Nutrition 21, Inc. (the "Company") as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2002. Our audits also included the related financial statement schedule (for the 2002 and 2001 information), listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

                                        /s/ ERNST & YOUNG LLP

Stamford, Connecticut
August 16, 2002,
except for the first  paragraph
of Note 11,  Note 12 and the first,
second and third paragraphs of Note 20,
as to which the date is September 12, 2002

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

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                 YEAR ENDED JUNE 30,
                                                                --------------------
                                                     2003                 2002                 2001
                                                     ----                 ----                 ----
Net sales                                        $     10,265         $     14,314         $     20,809
Other revenues                                            350                  354                2,443
                                                 ------------         ------------         ------------
TOTAL REVENUES                                         10,615               14,668               23,252

Cost of goods sold                                      4,129                4,344                6,216
                                                 ------------         ------------         ------------

GROSS PROFIT                                            6,486               10,324               17,036

Selling, general & administrative expense               8,201                7,349               10,321
Research & development expense                          2,232                1,017                1,946
Depreciation & amortization expense                     2,691                2,619                3,359
Restructuring & other charges                              --                   --                2,365
Charges for impairment of intangibles                   4,443                7,128                   --
                                                 ------------         ------------         ------------

OPERATING (LOSS)                                      (11,081)              (7,789)                (955)

Interest income                                            64                   94                  304
Interest (expense)                                        (33)                (110)                (291)
Other income                                               --                1,794                2,342
                                                 ------------         ------------         ------------

 (LOSS) INCOME BEFORE INCOME TAXES                    (11,050)              (6,011)               1,400

Income taxes (benefit)                                   (544)                  --                  335
                                                 ------------         ------------         ------------

NET (LOSS) INCOME                                $    (10,506)        $     (6,011)        $      1,065
                                                 ============         ============         ============

Basic (loss) earnings per share                  $      (0.32)        $      (0.19)        $       0.03
                                                 ============         ============         ============
Diluted (loss) earnings per share                $      (0.32)        $      (0.19)        $       0.03
                                                 ============         ============         ============

Weighted average number of common
  shares - basic                                   33,309,371           32,621,918           31,781,403
                                                 ============         ============         ============
Weighted average number of common
  shares and equivalents - diluted                 33,309,371           32,621,918           31,879,614
                                                 ============         ============         ============

See accompanying notes.

                               NUTRITION 21, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                            Preferred Stock
                                               Series G                  Common Stock
                                       Shares            $           Shares            $
                                     -----------    -----------    -----------    -----------
Balance at June 30, 2000                     663            663     31,581,427            158

Conversion of Series E
  preferred stock to common stock             --                       231,136              1
Cancellation of stock exercise                --             --       (315,408)            (2)
Premium on redemption of
  Series F preferred stock                    --             --             --             --
Issuance of warrants                          --             --             --             --
Preferred stock dividends declared            --             --             --             --
Preferred stock issued for
  Optimum Lifestyle, Inc.
  contingent payment                         941            941             --             --
Conversion of Series G
  preferred stock to common stock           (663)          (663)       845,663              4
Net income for the year                       --             --             --             --
                                     -----------    -----------    -----------    -----------

Balance at June 30, 2001                     941            941     32,342,818            161
                                     -----------    -----------    -----------    -----------

Conversion of Series E
  preferred stock to common stock             --             --        155,605              1
Issuance of warrants                          --             --             --             --
Preferred stock dividends declared            --             --             --             --
Premium on redemption of
  Series F preferred stock                    --             --             --             --
Conversion of Series G
  preferred stock to common stock           (470)          (470)       686,232              3
Repurchase of common stock
  for treasury                                --             --       (136,000)            --
Net loss for the year                         --             --             --             --
                                     -----------    -----------    -----------    -----------

Balance at June 30, 2002                     471            471     33,048,655            165
                                     -----------    -----------    -----------    -----------

Preferred stock dividends declared            --             --             --             --
Issuance of warrants                          --             --             --             --
Conversion of Series G
  preferred stock to common stock           (283)          (283)       654,335              4
Repurchase of common stock
  for treasury                                --             --       (100,000)            --
Retirement of treasury stock                  --             --             --             (1)
Net loss for the year                         --             --             --             --
                                     -----------    -----------    -----------    -----------

Balance at June 30, 2003                     188    $       188     33,602,990    $       168
                                     ===========    ===========    ===========    ===========

                                            Additional
                                             Paid-In       Accumulated     Treasury
                                             Capital         Deficit         Stock          Total
                                                 $              $              $              $
                                            -----------    -----------    -----------    -----------
Balance at June 30, 2000                         62,291        (33,133)            --         29,979

Conversion of Series E
  preferred stock to common stock                   236             --             --            237
Cancellation of stock exercise                        2             --             --             --
Premium on redemption of
  Series F preferred stock                           --           (110)            --           (110)
Issuance of warrants                                  8             --             --              8
Preferred stock dividends declared                   --           (146)            --           (146)
Preferred stock issued for
  Optimum Lifestyle, Inc.
  contingent payment                                 --             --             --            941
Conversion of Series G
  preferred stock to common stock                   659             --             --             --
Net income for the year                              --          1,065             --          1,065
                                            -----------    -----------    -----------    -----------

Balance at June 30, 2001                         63,196        (32,324)            --         31,974
                                            -----------    -----------    -----------    -----------

Conversion of Series E
  preferred stock to common stock                   193             --             --            194
Issuance of warrants                                 80             --             --             80
Preferred stock dividends declared                   --            (51)            --            (51)
Premium on redemption of
  Series F preferred stock                           --           (115)            --           (115)
Conversion of Series G
  preferred stock to common stock                   467             --             --             --
Repurchase of common stock
  for treasury                                       --             --           (122)          (122)
Net loss for the year                                --         (6,011)            --         (6,011)
                                            -----------    -----------    -----------    -----------

Balance at June 30, 2002                         63,936        (38,501)          (122)        25,949
                                            -----------    -----------    -----------    -----------

Preferred stock dividends declared                   --            (16)            --            (16)
Issuance of warrants                                 47             --             --             47
Conversion of Series G
  preferred stock to common stock                   279             --             --             --
Repurchase of common stock
  for treasury                                       --             --            (38)           (38)
Retirement of treasury stock                       (159)            --            160             --
Net loss for the year                                --        (10,506)            --        (10,506)
                                            -----------    -----------    -----------    -----------

Balance at June 30, 2003                    $    64,103    $   (49,023)   $        --    $    15,436
                                            ===========    ===========    ===========    ===========

See accompanying notes.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            YEAR ENDED JUNE 30,
                                                                            -------------------
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

e)    Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the related assets' estimated useful lives. The estimated useful lives are as follows:

                Leasehold improvements                --       Term of lease
                Furniture and fixtures                --       7 years
                Machinery and equipment               --       5 to 7 years
                Office equipment                      --       3 to 5 years
                Computer equipment                    --       3 to 5 years

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

                                                                            Year-ended June 30,

                                                                  2003              2002             2001
                                                                  ----              ----             ----
Net (loss) income as reported                                  $  (10,506)       $   (6,011)       $    1,065
Deduct:  total stock-based employee compensation expense
determined under fair value based method for all awards              (256)             (383)             (432)
                                                               ----------        ----------        ----------

Pro forma net (loss) income                                    $  (10,762)       $   (6,394)       $      633
                                                               ==========        ==========        ==========

(Loss) earnings per share
   Basic - as reported                                         $    (0.32)       $    (0.19)       $     0.03
   Basic - pro forma                                           $    (0.32)       $    (0.20)       $     0.02

   Diluted - as reported                                       $    (0.32)       $    (0.19)       $     0.03
   Diluted - pro forma                                         $    (0.32)       $    (0.20)       $     0.02

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

      In connection with the Company's purchase agreement for Nutrition 21 on August 11, 1997, the Company made cash payments in fiscal year 2002 and fiscal year 2001 of $1.8 million an $3.6 million, respectively, representing the full amount of contingent payments due for each respective year.

Note 3: SHORT-TERM INVESTMENT

                                                                    June 30,
                                                              2003           2002
                                                              ----           ----
         Available for sale:
         3.10% corporate bond, maturing 12/05/03
           (in thousands)                                    $  ---        $1,000


Note 4: INVENTORIES

      The components of inventories at June 30, 2003 and 2002 are as follows (in thousands):

                                                          2003              2002
                                                          ----              ----
         Raw materials                                  $   --            $  444
         Finished goods                                  1,135               631
                                                         -----               ---
         Total inventories                              $1,135            $1,075
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

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as the Company performs on-going credit evaluations of its customers and maintains credit insurance on customers' balances. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations. Management does not believe that significant credit risk exists at June 30, 2003. The Company places its cash primarily in market interest rate accounts, overnight investments and short-term investments. The Company had $0.7 million in overnight investments and $3.4 million invested in mutual money market funds at June 30, 2003. The Company had $0.9 million in overnight investments; $3.0 million in invested money market funds and $1.0 million in short term investments at June 30, 2002.

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5: FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Note 8: PATENTS AND TRADEMARKS, NET

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

                                                               June 30,

                                                  2003                              2002
                                        -------------------------      --------------------------
                                         Gross                          Gross
                                        Carrying      Accumulated      Carrying      Accumulated
                                         Amount      Amortization       Amount      Amortization
                                        --------       --------        --------       --------
Patents and licenses                    $  9,069       $ (6,346)       $  9,228       $ (5,582)
Trademarks, trade names and other         14,877         (6,988)         20,566         (7,139)
                                        --------       --------        --------       --------
    Intangible assets                   $ 23,946       $(13,334)       $ 29,794       $(12,721)
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

Note 10: REDEEMABLE PREFERRED STOCK

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

Note 11: STOCKHOLDERS' EQUITY

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

Note 11. STOCKHOLDERS' EQUITY (continued)

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

      The Company had outstanding warrants for the purchase of its Common Stock as follows:

                                                      Number of         Exercise price
                                                      warrants            per share
                                                      --------            ---------
    Outstanding at June 30, 2000                      1,348,926           $1.25-$6.75
    Issued                                               50,000           $0.89
    Exercised                                            (8,265)          $2.72
    Cancelled                                          (258,524)          $1.25-$6.75
                                                     -----------

    Outstanding at June 30, 2001                      1,132,137           $0.89-$6.30
    Issued                                              160,000           $0.63-$0.74
    Exercised                                                --           --
    Cancelled                                         (482,137)           $1.25 -$6.30
                                                     -----------

    Outstanding at June 30, 2002                        810,000           $0.63-$3.65
    Issued                                              105,000           $0.40-$0.57
    Exercised                                                --                    --
    Cancelled                                          (70,000)           $2.59-$3.62
                                                     -----------
    Outstanding at June 30, 2003                        845,000           $0.40-$3.65
                                                     ===========

      The warrants expire between 2003 and 2012. Certain of the warrants include anti-dilution clauses.

      Warrants outstanding and exercisable at June 30, 2003, are as follows:

                                                   Warrants Outstanding                   Warrants Exercisable
                                           ---------------------------------------   -------------------------------
                                                          Weighted
                                                           Average     Weighted                         Weighted
                                                          Remaining     Average                          Average
                         Range of            Number      Contractual   Exercise        Number           Exercise
                      Exercise Prices     Outstanding      Life         Price       Exercisable          Price
                      ---------------     ----------- ---------------------------   -----------      -------------
                       $0.40 - $0.89         315,000        3.43        $0.70           290,000          $0.73
                       $1.38 - $1.50          80,000        4.29        $1.42            70,000          $1.43
                       $3.26 - $3.65         450,000        1.30        $3.63           450,000          $3.63
                                             -------                                    -------
                                             845,000                                    810,000
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

Note 11: STOCKHOLDERS' EQUITY (continued)

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

      A summary of stock option activity related to the Company's stock option plans is as follows:


                                                             Number of          Exercise price
                                                              options              per share
                                                            -----------         -------------
   Outstanding at June 30, 2000                              2,649,391          $0.75  - $7.56
   Issued                                                    1,280,889          $0.81  - $2.63
   Exercised                                                         -           -
   Cancelled                                                  (978,181)         $0.75  - $5.00
                                                            -----------

   Outstanding at June 30, 2001                              2,952,099          $0.81  - $7.56
   Issued                                                    1,230,000          $0.55  - $1.23
   Exercised                                                       --           --
   Cancelled                                                  (542,110)         $0.69  - $7.56
                                                            -----------

   Outstanding at June 30, 2002                              3,639,989          $0.55 - $5.63
   Issued                                                    3,466,000          $0.31 - $0.71
   Exercised                                                      --            --
   Cancelled                                                  (591,987)         $0.37 - $3.50
                                                            -----------

   Outstanding at June 30, 2003                              6,514,002          $0.31-  $5.63
                                                            ===========

      Each of these options is entitled to one share of common stock. Stock options generally vest ratably over five years from the date of grant and expire within five years from the date of vesting.

      Options outstanding and exercisable at June 30, 2003 are as follows:


                                                Options Outstanding                      Options Exercisable
                                           ---------------------------------------    ------------------------
                                                          Weighted
                                                           Average      Weighted                     Weighted
                                                          Remaining      Average                      Average
                     Range of                Number      Contractual    Exercise       Number        Exercise
                   Exercise Prices         Outstanding      Life         Price        Exercisable      Price
                   ---------------         ----------- ---------------------------    -----------    ---------
                  $0.31  - $0.94            3,860,000         9.05        $0.44        551,700         $0.73
                  $1.09  - $1.44            1,032,402         7.58        $1.21        660,998         $1.22
                  $1.50  - $2.94              996,600         2.80        $2.11        916,400         $2.13
                  $3.00  - $5.63              625,000         1.79        $3.49        612,200         $3.50
                                            ---------                                ---------
                                            6,514,002                                2,741,298
                                            =========                                =========


      The per share weighted-average fair value of stock options granted during fiscal years 2003, 2002 and 2001 was $0.06, $0.15 and $0.20, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                    2003            2002             2001
                                    ----            ----             ----
Risk-free interest rate             2.2%             3.8%             5.2%
Expected life-years                 2.5              2.0              2.5
Expected volatility                45.4%            45.6%            45.8%
Expected dividend yield              --               --               --

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12: SHAREHOLDER RIGHTS PLAN

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

Note 13: (LOSS) EARNINGS PER SHARE

      Basic and diluted (loss) earnings per share for the fiscal years ended June 30, 2003, 2002 and 2001 are as follows (in thousands, except share and per share amounts):

      The following table sets forth the computation of basic and diluted ( loss) earnings per share for the periods indicated.


                                                                               Year ended June 30,
                                                                               -------------------
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


Note 13: (LOSS) EARNINGS PER SHARE (continued)

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

Note 16: SEGMENT REPORTING

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


Note 16:SEGMENT REPORTING (continued)

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
                                            ========        ========        ========

      Geographic information about the Company's revenues, which is based on the location of the buying organization, for the fiscal years 2003, 2002 and 2001 is presented below (in thousands):

                                              2003         2002          2001
                                            -------       -------       -------
          Revenues

          United States                     $10,560       $13,950       $21,526
          United Kingdom                         55           718         1,726
                                            -------       -------       -------
                                            $10,615       $14,668       $23,252
                                            =======       =======       =======

          Property and equipment, net

          United States                     $   479       $   654       $   633
          United Kingdom                         --            --            --
                                            -------       -------       -------
                                            $   479       $   654       $   633
                                            =======       =======       =======

      One nutritional product segment customer accounted for approximately 19%, 28% and 29% of the segment revenue in fiscal years 2003, 2002 and 2001, respectively.

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


Note 17:  GOODWILL

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

                               NUTRITION 21, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19:  INCOME TAXES

      The provisions for income taxes for the fiscal years ended June 30, 2003, 2002 and 2001 consist of the following (in thousands):


                                       2003           2002           2001
                                       ----           ----           ----
         Current                     $(1,182)       $   725        $   633
         Deferred                        638           (725)          (298)
                                     -------        -------        -------
                                     $  (544)       $    --        $   335
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
                                                       =======          =======


      Income tax refunds receivable are included in other receivables.

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

      Effective as of September 16, 2002, the Company entered into a three-year employment agreement with Paul Intlekofer, who has served as Chief Financial Officer and Senior Vice President, Corporate Development since January 17, 2003. The agreement provides for an annual salary of $200,000, $225,000, and $250,000 in the successive years under the agreement, and for performance bonuses based on achieving defined revenue targets. Mr. Intlekofer is also entitled to additional payments equal to one year's salary if his employment is terminated without cause before the agreement expires. If Mr. Intlekofer's employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year's bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company, in accordance with the agreement, granted to Mr. Paul Intlekofer options to purchase an aggregate 550,000 shares of the Company's common stock at $0.40 per share.

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

      The Company leases certain office space in the United States. The lease expires in the year 2006. Payments under this lease were approximately $0.4 million in fiscal year 2003, $0.5 million in fiscal year 2002, and $0.7 million in fiscal year 2001. Future non-cancelable minimum payments under this lease are as follows (in thousands):

              Year                                Amount
              ----                                ------
              2004                                $  370
              2005                                   370
              2006                                   261
                                                  ------
                      Total                       $1,001
                                                  ======


Note 21: SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                Year ended June 30,

                                                                                           2003         2002         2001
                                                                                           ----         ----         ----
        Supplemental disclosure of cash flow information (in thousands)
            Cash paid for interest                                                        $   33       $   62       $  243
            Cash paid for income taxes                                                        41          504          146

        Supplemental schedule of non-cash financing activities:
            Obligation for purchase of property & equipment                                   --           --          152
            Obligation for N21 contingent payment                                             26          369        1,938
            Obligation for Lite Bites contingent payment                                      --          589          970
            Issuance of common stock for Series E conversion                                  --           --          237
            Issuance of common stock for Series G conversion                                 283           --          663
            Issuance  of Series G  preferred  stock  for  Optimum  Lifestyle,  Inc.
            contingent payment                                                                --           --          941


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

Fiscal Year 2003
----------------
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

Fiscal Year 2002
----------------
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

Note 24:  SUBSEQUENT EVENT

      On August 28, 2003, the remaining 188 shares of Series G preferred stock were converted into 316,498 shares of the Company's Common Stock.

                                                                     SCHEDULE II

                               NUTRITION 21, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions
                                                     Balance        Charged to    Charged to
                                                    Beginning        Cost and       Other                         Balance End
              Accounts                               of Year          Expense      Accounts        Deductions       of Year
              --------                               -------          -------      --------        ----------       -------
  ($ in thousands)

  Year ended June 30, 2003
  Allowance for Doubtful Accounts                           19             --              --             --              19
  Deferred Tax Valuation Allowance                       1,607          4,184              --             --           5,791
   Allowance for returns and allowances                    140                            920                         1,060*
   Allowance for inventory obsolescence                      1            236              --             --             237


  Year ended June 30, 2002

  Allowance for Doubtful Accounts                           45             --              --           (26)              19
  Deferred Tax Valuation Allowance                       1,360          1,607       (1,360)**             --           1,607
  Allowance for returns and allowances                     117                           23                0            140*
  Allowance for inventory obsolescence                      31           (30)              --             --              1


  Year ended June 30, 2001

  Allowance for Doubtful Accounts                          134              1              --           (90)              45
  Deferred Tax Valuation Allowance                       1,623          (263)              --                          1,360
  Allowance for returns and allowances                     112             --               5             --            117*
  Allowance for inventory obsolescence                     136          (105)              --             --              31


*Included in accounts receivable, net and accrued expenses in the consolidated balance sheets.

** The $1,360 was a reclassification of the valuation allowance previously recorded in prior years, to a deferred tax liability to record the tax effect of the basis differences on intangible assets recorded in purchase accounting in such years.