Form 10-Q/A
period 2003-09-30
NUTRITION 21 INC
filed 2003-12-24
CIK 744962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  New York                                             11-2653613
---------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)
or organization)

         4 Manhattanville Road
         Purchase, New York                                            10577-2197
---------------------------------------------            ------------------------------------
(Address of Principal Executive Offices)                               (Zip Code)

Registrant's telephone number, including Area Code:           (914) 701-4500
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

         Yes   X                No
             ------                -----


The number of shares outstanding of Registrant's Common Stock as of November 12, 2003: 37,986,988.

                               NUTRITION 21, INC.

                                      INDEX

    PART I FINANCIAL INFORMATION                                                PAGE
    ------ ---------------------                                                ----
ITEM 1    Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at September 30, 2003
                               and June 30, 2003                                  3

          Condensed Consolidated Statements of Operations for the three
                               months ended September 30, 2003 and 2002           5

          Condensed Consolidated Statement of Stockholders' Equity for
                               the three months ended September 30, 2003          6

          Condensed Consolidated Statements of Cash Flows for the three
                               months ended September 30, 2003 and 2002           7

          Notes to Condensed Consolidated Financial Statements                    8

ITEM 2    Management's Discussion and Analysis of

          Financial Condition and Results of Operations                          12

ITEM 3    Quantitative and Qualitative Disclosures

          About Market Risk                                                      14

ITEM 4    Controls and Procedures                                                14


PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                      15

ITEM 5    Other Information                                                      15

ITEM 6    Exhibits and Reports on Form 8-K                                       15

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

                               NUTRITION 21, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                             Additional
                                             Preferred Stock                                  Paid-In     Accumulated
                                                Series G                 Common Stock         Capital       Deficit        Total
                                         Shares          $           Shares          $           $             $             $
                                       ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance at June 30, 2003                      188    $      188    33,602,990   $      168   $   64,103   $  (49,023)   $   15,436

Charge for stock appreciation rights           --            --            --           --           29           --            29

Exercise of stock options                      --            --         5,000           --            4           --             4

Conversion of Series G preferred
stock to common stock                        (188)         (188)      316,498            2          186           --            --

Net loss for the period                        --            --            --           --           --       (1,013)       (1,013)
                                       ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance at September 30, 2003                  --    $       --    33,924,488   $      170   $   64,322   $  (50,036)   $   14,456
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

              The Company applies the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized in the condensed consolidated financial statements for its employee stock options, which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net (loss) would have been (increased) to the pro forma amounts indicated below :

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

                                                        Three months ended
                                                           September 30,
Basic (loss) per share:                             2003                 2002
                                                ------------         ------------
Net (loss)                                      $     (1,013)        $       (112)
    Less: Dividends on preferred shares                   --                   (6)
(Loss) applicable to common stockholders        $     (1,013)        $       (118)
                                                ============         ============
Weighted average shares:                          33,699,750           32,863,962
                                                ============         ============
Basic (loss) per share                          $      (0.03)        $      (0.00)
                                                ============         ============

Diluted (loss) per share:

(Loss) applicable to common stockholders        $     (1,013)        $       (118)
  Add:  Dividends on preferred stock                      --                    6
                                                ------------         ------------

(Loss) applicable to common stockholders        $     (1,013)        $       (112)
                                                ============         ============
Weighted average shares                           33,699,750           32,863,962
                                                ============         ============

Diluted (loss) earnings per share               $      (0.03)        $      (0.00)
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

Note 8   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                         Three months ended
                                                                            September 30,
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

         On October 9, 2003, the Company completed a private placement of 4,062,500 shares of the Company's Common Stock for aggregate gross proceeds of $3.25 million. The net proceeds of approximately $2,975,000 from the sale of these securities are intended for general corporate purposes, including the continued clinical and market development of Diachrome, a nutritional therapy for people with diabetes. In connection with the private placement, C. E. Unterberg, Towbin, in accordance with a Financial Advisory and Investment Banking Services Agreement entered into on October 8, 2003, was granted a warrant to purchase 121,950 shares of the Company's Common Stock at an exercise price equal to $1.05.

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

           Future increases in marketing and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators through public or private sales of its securities, including equity securities, or through bank financing . On October 9, 2003, the Company completed a private placement of 4,062,500 shares of the Company's Common Stock for aggregate gross proceeds of $3.25 million. The net proceeds of approximately $2,975,000 from the sale of these securities are intended for general corporate purposes, including the continued clinical and market development of Diachrome, a nutritional therapy for people with diabetes.

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

         1. Report dated August 5, 2003 reporting a change in registrant's certifying accountants for the fiscal year ended June 30, 2003.

         2. Report dated September 3, 2003 amending the Report dated August 5, 2003 reporting a change in registrant's certifying accountants for the fiscal year ended June 30, 2003.

         3. Report dated September 29, 2003 furnishing a copy of a press release of financial results for the fiscal quarter and year ended June 30, 2003.

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


                                                 NUTRITION 21, INC.
                                                 ------------------
                                                    Registrant

Date:  December 24, 2003     By:  /s/ Gail Montgomery
                                  -------------------
                                  Gail Montgomery
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ Paul Intlekofer
                                  -------------------
                                  Paul Intlekofer
                                  Chief Financial Officer and
                                  Senior Vice President, Corporate Development
                                  (Principal Financial Officer)