Form 10-K/A
period 2003-06-30
NUTRITION 21 INC
filed 2004-01-27
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 2003

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .


                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

           New York                                         11-2653613
---------------------------------                       -------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

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

The number of shares outstanding of Registrant's Common Stock as of October 14, 2003: 37,986,988.

                             FORM 10-K REPORT INDEX

10-K Part
and Item No.                                                                               Page No.
----------------------------------------------------------------------------------------------------
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

The Company's principal customers have entered into master license agreements with the Company that cover purchases that they decide to make from the Company from time to time. The Company has no long term purchase or sale commitments with its customers. The master license grants to these customers a license under the Company's patents to sell chromium picolinate for the particular uses covered by the patents. The fee for this license is bundled on an unallocated basis with the price that the Company charges to its customers for products that the Company sells to them. See "Supply and Manufacturing" for information on a long term manufacturing agreement between the Company and the manufacturer of its principal products.

During each of the fiscal years ended June 30, 2003, 2002 and 2001, respectively, ingredient sales of chromium picolinate accounted for more than 74%, 63%, and 57% of the Company's total revenues. Sales of the Company's Lite-Bite products during these three fiscal years accounted for more than 8%, 27%, and 27% of the Company's total revenues. One customer, Prince Agri Products, Inc., accounted for 18.95%, 12.58% and 6.60% of the Company's total revenues, respectively, in the Company's 2003, 2002 and 2001 fiscal years.

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

Clinical Studies, Presentations and Publications

The Company from time to time provides funding for clinical studies of its products to evaluate efficacy and mechanisms of action, and in other instances supplies chromium picolinate for use in studies for which it provides no funding. The Company believes that positive results in these studies, whether or not funded by it, provide benefits to the Company by furthering acceptance of its products. The Company also makes presentations at various meetings to gain acceptance of its products. The following information summarizes certain of these studies and details those studies that were funded by the Company. The information also summarizes several recent presentations and publications that relate to the Company's products. In no case is the Company required to provide any further funding.

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

The Company gave a $900,000 research grant to Comprehensive Neuroscience Inc. to conduct a clinical study on "The Effects of Chromium Picolinate in Atypical Depression." The study is a double blind placebo controlled trial of Chromax chromium picolinate in people with depression and symptoms that include carbohydrate cravings, weight gain and tiredness. The Company expects that this study will provide information on the anti-depressant effects of chromium picolinate supplementation for these people.

            Diachrome

The Company furnished its Diachrome product (Chromax chromium picolinate and biotin) to Diabetex Corporation and paid Diabetex $300,000 to conduct a clinical study that is entitled " A Randomized, Double Blinded, Placebo Controlled, Parallel Arm, Multicenter Study To Evaluate The Improvement In Glycemic Control, Lipid Levels, Quality Of Life And Healthcare Costs After Daily Administration Of Chromium Picolinate And Biotin In Patients With Type 2 Diabetes." The study is designed to provide data on the effects of Diachrome on diabetes risk factors, and is expected to reflect improvements effected by Diachrome in beta cell function and the risk of insulin resistance in type 2 diabetes patients. Any data that are positive should support chromium picolinate as an alternative nutritional therapy for diabetes patients.

Studies Completed in 2003

            Arginine Silicate Inositol Complex

The Company provided its Arginine-Silicate-Inositol complex and a $90,000 research grant to the University of Alberta for a preclinical study on the "Effects Of Arginine Silicate Inositol Complex On Vascular Functions And Bone Health Markers." The study results suggested that the product helps reduce coronary risk factors and improve heart and bone health.

Presentations and Publications in 2003

An article on "Chromium and Cardiovascular Disease" was published in Advances in Heart Failure (Intern. Acad. Cardiology). This article reviews the significant effects of chromium picolinate on coronary heart disease risk factors, such as lipids and lipoproteins, in both animal and human studies.

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

Studies Completed in 2002

            Diachrome

The Company gave a $200,000 research grant and supplied Diachrome to the Chicago Center for Clinical Research to conduct a "Study On Chromium With Biotin Decreases Coronary Risk Lipids And Lipoproteins In People With Type 2 Diabetes Ingesting Moderate Carbohydrate Nutritional Beverages." Results from this trial suggested that chromium picolinate and biotin can significantly reduce elevations in blood glucose levels and symptoms of fatigue in people with type 2 diabetes that are consuming a carbohydrate-containing beverage. These findings were presented at the Federation of American Societies for Experimental Biology ("FASEB"), and American College of Nutrition.

            Zeramax

The Company gave a $110,000 research grant and supplied Zeramax to Duke University to study the "Effectiveness of Chromium Picolinate in Atypical
Depression: A Placebo-Controlled Clinical Trial." Results from this study suggest that chromium picolinate helps reduce depression markers. In this study, seventy (70%) of chromium picolinate group and zero (0%) of placebo group responded to treatment. This paper was published in Biological Psychiatry.

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

ITEM 3.     LEGAL PROCEEDINGS

On March 21, 2003 Andrew Wertheim (a former Executive Officer) instituted arbitration with the American Arbitration Association against the Company. In the arbitration, which is taking place in New York City, Mr. Wertheim seeks $225,000 in severance benefits under the terms of his employment agreement and the vesting of options for approximately 840,000 shares at an exercise price of $0.36 per share. The Company believes that Mr. Wertheim is not entitled to any severance benefits, and that his stock options have terminated.

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

                                                               Common Stock
Fiscal Quarter Ended                                     High                Low
--------------------------------------------------------------------------------------
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

SELECTED STATEMENT OF                                    YEAR ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------------------
OPERATIONS DATA:                            2003(3)           2002(2)            2001              2000            1999(1)
-------------------------------------------------------------------------------------------------------------------------------
Total Revenues                            $ 10,615          $ 14,668          $ 23,252          $ 32,814         $ 28,301
Gross Profit                                 6,486            10,324            17,036            27,034           23,519
Operating (Loss) Income                    (11,081)           (7,789)             (955)            7,041            6,469
(Loss) Income Before Taxes                 (11,050)           (6,011)            1,400             7,004            6,347
Income Taxes                                  (544)               --               335               523              482
Net (Loss) Income                          (10,506)           (6,011)            1,065             6,490            5,865
Diluted (Loss) Earnings per Share            (0.32)            (0.19)             0.03              0.20             0.19

                                                                AT JUNE 30,
-------------------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA:                2003               2002             2001               2000             1999
-------------------------------------------------------------------------------------------------------------------------------
Working Capital                           $  4,146          $  8,002          $  6,392          $  6,486         $  1,879
Total Assets                                18,920            28,100            38,887            41,085           34,541
Total Liabilities                            3,484             2,151             6,495            10,430           12,950
Long-Term Obligations                           --                --               122             1,278            3,807
Redeemable Preferred Stock                      --                --               418               676              921
Stockholders' Equity                        15,436            25,949            31,974            29,979           20,670

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

            The officers and directors of the Company are as follows:

                                         Year Joined
         Name and Age                      Company              Position
--------------------------------------------------------------------------------------------------------------
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

                                                      SUMMARY COMPENSATION TABLE (1)(2)
=================================================== ===============================================   =============================
                                                                                                       LONG-TERM        ALL OTHER
NAME AND PRINCIPAL POSITION                                          ANNUAL COMPENSATION              COMPENSATION     COMPENSATION
                                                    -----------------------------------------------   -----------------------------
                                                             PERIOD          SALARY       BONUS        SECURITIES            ($)
                                                                              ($)          ($)         UNDERLYING
                                                                                                      OPTIONS/SARS
                                                                                                          (#)
--------------------------------------------------- -----------------------------------------------   -----------------------------
Gail Montgomery, President,
Chief Executive Officer and Director                    7/1/00 - 6/30/01      257,307     275,000          200,000
                                                    -------------------------------------------------------------------------------
                                                        7/1/01 - 6/30/02      275,000                      500,000
                                                    -------------------------------------------------------------------------------
                                                        7/1/02 - 6/30/03      275,000                    1,175,000
--------------------------------------------------- -------------------------------------------------------------------------------
Paul Intlekofer, Chief Financial Officer and
Senior Vice President, Corporate Development            7/1/02 - 6/30/03      190,731                    1,050,000     37,500 (3)
--------------------------------------------------- -------------------------------------------------------------------------------
Alan J. Kirschbaum, Vice President, Finance and
Treasury                                                7/1/00 - 6/30/01      150,000      30,000           75,000
                                                    -------------------------------------------------------------------------------
                                                        7/1/01 - 6/30/02      150,000
                                                    -------------------------------------------------------------------------------
                                                        7/1/02 - 6/30/03      150,000                       30,000
--------------------------------------------------- -------------------------------------------------------------------------------
Benjamin T. Sporn, Senior Vice President, General
Counsel and Secretary                                   7/1/00 - 6/30/01      207,500      66,688          165,000
                                                    -------------------------------------------------------------------------------
                                                        7/1/01 - 6/30/02      207,500
                                                    -------------------------------------------------------------------------------
                                                        7/1/02 - 6/30/03      207,500                      225,000
--------------------------------------------------- -------------------------------------------------------------------------------
Andrew Wertheim, Chief Operating Officer (4)            7/1/02 - 6/30/03      162,211                      675,000
=================================================== ===============================================================================

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

                              OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)
------------------------------------------------------------------------------------------------  ----------------------------------
                                                                                                  Potential Realizable Value At
                                         Individual Grants                                        Assumed Annual Rates Of Stock
                                                                                                  Price Appreciation For Option Term
------------------------------------------------------------------------------------------------  ----------------------------------
                              Number Of
                             Securities     Percent Of Total
                             Underlying       Options/SARs       Exercise Of
                            Options/SARs   Granted To Employees  Base Price
       Name                  Granted (#)     In Fiscal Year        ($/Sh)       Expiration Date          5% ($)      10% ($)
------------------------------------------------------------------------------- ----------------- ----------------------------------
A. Paul Intlekofer             550,000          30.3%              $0.40             9/16/12           $138,537     $350,623
                               500,000                             $0.31            10/18/12           $ 97,749     $247,030
------------------------------------------------------------------------------- ----------------- ----------------------------------
B. Alan J. Kirschbaum          30,000           0.89%              $0.38             5/22/13           $7,169       $ 18,169
------------------------------------------------------------------------------- ----------------- ----------------------------------
C. Gail Montgomery             850,000          24.5%              $0.39             7/31/12           $208,478     $528,326
                            325,000 SAR's        100%                                                  $ 79,712     $202,007
------------------------------------------------------------------------------- ----------------- ----------------------------------
D. Benjamin T. Sporn           225,000           6.5%              $0.39             7/31/12           $ 55,186     $139,850
------------------------------------------------------------------------------- ----------------- ----------------------------------
E. Andrew Wertheim             675,000          19.5%              $0.36               (2)             $152,281     $387,279
------------------------------------------------------------------------------- ----------------- ----------------------------------

(1) Consists of stock options except for 325,000 SARs shown for Gail Montgomery.
(2) Expired by reason of termination of employment on February 14, 2003.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

------------------------------------------------------------------------------------------------------------------------------------
                                                        INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------------
         NAME            SHARES ACQUIRED         VALUE                 NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-THE-MONEY
                         IN EXERCISE (#)      REALIZED ($)           OPTIONS/SARS AT FY-END (#)           OPTIONS/SARS AT FY-END
                                                               ---------------------------------------------------------------------
                                                                   Exercisable   Unexercisable       Exercisable     Unexercisable
------------------------ ----------------- ------------------- ---------------------------------------------------------------------
Paul                            0                  0                  60,000       1,000,000            $2,500          $95,000
Intlekofer
------------------------ ----------------- ------------------- ---------------------------------------------------------------------
Alan J.                         0                  0                  79,000        101,000               $0            $4,200
Kirschbaum
------------------------ ----------------- ------------------- ---------------------------------------------------------------------
Gail                            0                  0                 435,000       1,465,000              $0            $87,900
Montgomery
------------------------ ----------------- ------------------- ---------------------------------------------------------------------
Benjamin T. Sporn               0                  0                 188,500        284,000               $0            $13,500
------------------------ ----------------- ------------------- ---------------------------------------------------------------------
Andrew  Wertheim (1)            0                  0                    0              0                  0                0
------------------------ ----------------- ------------------- ---------------------------------------------------------------------

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

                                    YEARS OF CREDITED SERVICE
Final average
Earnings            15                20              25               30               35
-----------------------------------------------------------------------------------------------
$ 25,000         $  4,320         $  5,760         $  7,200         $  8,160         $  9,600

$ 50,000         $  8,760         $ 11,760         $ 14,640         $ 17,640         $ 20,520

$ 75,000         $ 15,360         $ 20,520         $ 25,960         $ 30,720         $ 35,080

$100,000         $ 21,960         $ 29,280         $ 36,600         $ 43,920         $ 51,240

$150,000         $ 35,040         $ 46,680         $ 58,440         $ 70,080         $ 81,840

$200,000         $ 48,120         $ 64,200         $ 80,280         $ 96,360         $112,440
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

                                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------- ----------------------------------------------------------- --------------------------------------
PLAN CATEGORY                   NUMBER OF SECURITIES             WEIGHTED-AVERAGE           NUMBER OF SECURITIES REMAINING
                                TO BE ISSUED UPON                EXERCISE PRICE OF          AVAILABLE FOR FUTURE ISSUANCE
                                EXERCISE OF OUTSTANDING          OUTSTANDING OPTIONS,       UNDER EQUITY COMPENSATION PLANS
                                OPTIONS, WARRANTS AND RIGHTS     WARRANTS AND RIGHTS        (EXCLUDING SECURITIES REFLECTED
                                                                                             IN COLUMN (A))
                                           (A)                         (B)                                    (C)
------------------------------- --------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             4,931,002                     $1.34                               258,500
------------------------------- --------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders           (1) 1,583,000                   $0.38                              3,417,000
                                           (2) 0
                                        (3) 845,000                    $2.33
------------------------------- --------------------------------------------------------------------------------------------------
Total                                    7,359,002                                                        3,675,500
------------------------------- --------------------------------------------------------------------------------------------------

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


                              NUTRITION 21, INC.

                              By:  /s/ Gail Montgomery
                              Gail Montgomery, President,
                              CEO and Director

Dated:  January 27, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of January 27, 2004 by the following persons on behalf of Registrant and in the capacities indicated.


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

23.2                Consent of Ernst & Young LLP (22)

31.1                Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 (22)

31.2                Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)

32.1                Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 (22)

--------------------
(1)               Incorporated by reference to the Company's Report on Form 10-K for 1991.

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

(9)               Incorporated by reference to the Company's Report on Form 8-K dated December 27, 1996.

(10)              Incorporated by reference to the Company's Report on Form 8-K dated August 25, 1997.

(11)              Incorporated by reference to the Company's Report on Form 10-K/A2 for 1997.

(12)              Incorporated by reference to the Company's Report on Form 10-K/A for 1998.

(13)              Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1998.

(14)              Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1999.

(15)              Incorporated by reference to the Company's Report on Form 10-K for 1999.

(16)              Incorporated by reference to ImmuCell Corporation's Report on Form 8-K dated January 13, 2000.

(17)              Incorporated by reference to the Company's Report on Form 10-K for 2000.

(18)              Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 2000.

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

                               NUTRITION 21, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       FILED WITH THE ANNUAL REPORT OF THE

                              COMPANY ON FORM 10-K

                                  JUNE 30, 2003

                                                                         PAGE
                                                                         ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2 & F-3


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

                               NUTRITION 21, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                               Preferred Stock
                                                                                  Series G                        Common Stock
                                                                          Shares            $             Shares           $
                                                                       ------------    ------------    -----------    ------------
Balance at June 30, 2000                                                        663             663     31,581,427             158

Conversion of Series E preferred stock to common stock                           --                        231,136               1
Cancellation of stock exercise                                                   --              --       (315,408)             (2)
Premium on redemption of Series F preferred stock                                --              --             --              --
Issuance of warrants                                                             --              --             --              --
Preferred stock dividends declared                                               --              --             --              --
Preferred stock issued for Optimum Lifestyle, Inc. contingent payment           941             941             --              --
Conversion of Series G preferred stock to common stock                         (663)           (663)       845,663               4
Net income for the year                                                          --              --             --              --
                                                                       ------------    ------------    -----------    ------------

Balance at June 30, 2001                                                        941             941     32,342,818             161
                                                                       ------------    ------------    -----------    ------------

Conversion of Series E preferred stock to common stock                           --              --        155,605               1
Issuance of warrants                                                             --              --             --              --
Preferred stock dividends declared                                               --              --             --              --
Premium on redemption of Series F preferred stock                                --              --             --              --
Conversion of Series G preferred stock to common stock                         (470)           (470)       686,232               3
Repurchase of common stock for treasury                                          --              --       (136,000)             --
Net loss for the year                                                            --              --             --              --
                                                                       ------------    ------------    -----------    ------------
Balance at June 30, 2002                                                        471             471     33,048,655             165
                                                                       ------------    ------------    -----------    ------------

Preferred stock dividends declared                                               --              --             --              --
Issuance of warrants                                                             --              --             --              --
Conversion of Series G preferred stock to common stock                         (283)           (283)       654,335               4
Repurchase of common stock for treasury                                          --              --       (100,000)             --
Retirement of treasury stock                                                     --              --             --              (1)
Net loss for the year                                                            --              --             --              --
                                                                       ------------    ------------    -----------    ------------
Balance at June 30, 2003                                                        188    $        188     33,602,990    $        168
                                                                       ============    ============    ===========    ============

                                                                          Additional    Accumulated     Treasury
                                                                       Paid-In Capital    Deficit         Stock           Total
                                                                              $              $              $               $
                                                                        ------------    ------------   ------------   ------------
Balance at June 30, 2000                                                      62,291         (33,133)           --          29,979

Conversion of Series E preferred stock to common stock                           236              --             --            237
Cancellation of stock exercise                                                     2              --             --             --
Premium on redemption of Series F preferred stock                                 --            (110)            --           (110)
Issuance of warrants                                                               8              --             --              8
Preferred stock dividends declared                                                --            (146)            --           (146)
Preferred stock issued for Optimum Lifestyle, Inc. contingent payment             --              --             --            941
Conversion of Series G preferred stock to common stock                           659              --             --             --
Net income for the year                                                           --           1,065             --          1,065
                                                                        ------------    ------------   ------------   ------------

Balance at June 30, 2001                                                      63,196         (32,324)            --         31,974
                                                                        ------------    ------------   ------------   ------------

Conversion of Series E preferred stock to common stock                           193              --             --            194
Issuance of warrants                                                              80              --                            80
Preferred stock dividends declared                                                --             (51)            --            (51)
Premium on redemption of Series F preferred stock                                 --            (115)            --           (115)
Conversion of Series G preferred stock to common stock                           467              --             --             --
Repurchase of common stock for treasury                                           --              --           (122)          (122)
Net loss for the year                                                             --          (6,011)            --         (6,011)
                                                                        ------------    ------------   ------------   ------------
Balance at June 30, 2002                                                      63,936         (38,501)          (122)        25,949
                                                                        ------------    ------------   ------------   ------------

Preferred stock dividends declared                                                --             (16)            --            (16)
Issuance of warrants                                                              47              --             --             47
Conversion of Series G preferred stock to common stock                           279              --             --             --
Repurchase of common stock for treasury                                           --              --            (38)           (38)
Retirement of treasury stock                                                    (159)             --            160             --
Net loss for the year                                                             --         (10,506)            --        (10,506)
                                                                        ------------    ------------   ------------   ------------
Balance at June 30, 2003                                                $     64,103    $    (49,023)  $         --   $     15,436
                                                                        ============    ============   ============   ============

See accompanying notes.

                               NUTRITION 21, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             YEAR ENDED JUNE 30,
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

Note 3: SHORT-TERM INVESTMENT

                                                          June 30,
                                                       2003        2002

          Available for sale:
          3.10% corporate bond, maturing 12/05/03
            (in thousands)                            $   --     $1,000


Note 4: INVENTORIES

      The components of inventories at June 30, 2003 and 2002 are as follows (in thousands):

                                                  2003           2002
          Raw materials                          $   --         $  444
          Finished goods                          1,135            631
                                                 ------         ------
          Total inventories                      $1,135         $1,075
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

Note 7: PROPERTY AND EQUIPMENT, NET

      The components of property and equipment, net, at June 30, 2003 and 2002 are as follows (in thousands):

                                                                 2003         2002
                                                               -------      -------
          Furniture and fixtures                               $   422      $   422
          Machinery and equipment                                  135          135
          Office equipment & leasehold improvements                542          561
          Computer equipment                                       766          732
                                                               -------      -------
                                                                 1,865        1,850
                                                               -------      -------
          Less:  accumulated depreciation and amortization      (1,386)      (1,196)
                                                               -------      -------
          Property and equipment, net                          $   479      $   654
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

                                                                             June 30,
                                                              2003                              2002
                                                   ---------------------------      ---------------------------
                                                    Gross                            Gross
                                                   Carrying       Accumulated       Carrying       Accumulated
                                                    Amount        Amortization       Amount        Amortization
          Patents and licenses                     $  9,069        $ (6,346)        $  9,228        $ (5,582)
          Trademarks, trade names and other          14,877          (6,988)          20,566          (7,139)
                                                   --------        --------         --------        --------
               Intangible assets                   $ 23,946        $(13,334)        $ 29,794        $(12,721)
                                                   ========        ========         ========        ========


      Amortization expense for the net carrying amount of intangible assets at June 30, 2003 is estimated to be $2.1 million in fiscal years 2004 through 2007, respectively.

Note 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The following items are included in accounts payable and accrued expenses at June 30, 2003 and 2002 (in thousands):

                                                            2003          2002
                                                            ----          ----

          Accounts payable                                $1,903        $1,115
          Consulting and professional fees payable           109            46
          Accrued compensation and benefits                  160           109
          Taxes payable                                       --           725
          Other accrued expenses                           1,284           107
                                                          ------        ------
                                                          $3,456        $2,102
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

      The Company had outstanding warrants for the purchase of its Common Stock as follows:


                                                   Number of         Exercise price
                                                   warrants            per share
          Outstanding at June 30, 2000            1,348,926          $ 1.25-$6.75
          Issued                                     50,000          $       0.89
          Exercised                                  (8,265)         $       2.72
          Cancelled                                (258,524)         $ 1.25-$6.75
                                                  ---------

          Outstanding at June 30, 2001            1,132,137          $ 0.89-$6.30
          Issued                                    160,000          $ 0.63-$0.74
          Exercised                                      --                    --
          Cancelled                                (482,137)         $1.25 -$6.30
                                                  ---------

          Outstanding at June 30, 2002              810,000          $ 0.63-$3.65
          Issued                                    105,000          $ 0.40-$0.57
          Exercised                                      --                    --
          Cancelled                                 (70,000)         $ 2.59-$3.62
                                                  ---------

          Outstanding at June 30, 2003              845,000          $ 0.40-$3.65
                                                  =========


      The warrants expire between 2003 and 2012. Certain of the warrants include anti-dilution clauses.

      Warrants outstanding and exercisable at June 30, 2003, are as follows:

                                                 Warrants Outstanding                          Warrants Exercisable
                                 -----------------------------------------------          ----------------------------
                                                       Weighted
                                                       Average        Weighted                               Weighted
                                                      Remaining        Average                                Average
          Range of                 Number            Contractual      Exercise              Number           Exercise
          Exercise Prices        Outstanding             Life           Price             Exercisable          Price
          ---------------        -----------             ----           -----             -----------          -----
          $0.40 - $0.89            315,000               3.43           $0.70               290,000            $0.73
          $1.38 - $1.50             80,000               4.29           $1.42                70,000            $1.43
          $3.26 - $3.65            450,000               1.30           $3.63               450,000            $3.63
                                  --------                                                 --------
                                   845,000                                                  810,000
                                  ========                                                 ========


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

      A summary of stock option activity related to the Company's stock option plans is as follows:


                                              Number of          Exercise price
                                               options              per share
                                              ---------          --------------
          Outstanding at June 30, 2000         2,649,391         $0.75 - $7.56
          Issued                               1,280,889         $0.81 - $2.63
          Exercised                                   --                    --
          Cancelled                             (978,181)        $0.75 - $5.00
                                              ----------

          Outstanding at June 30, 2001         2,952,099         $0.81 - $7.56
          Issued                               1,230,000         $0.55 - $1.23
          Exercised                                   --                    --
          Cancelled                             (542,110)        $0.69 - $7.56
                                              ----------

          Outstanding at June 30, 2002         3,639,989         $0.55 - $5.63
          Issued                               3,466,000         $0.31 - $0.71
          Exercised                                   --                    --
          Cancelled                             (591,987)        $0.37 - $3.50
                                              ----------

          Outstanding at June 30, 2003         6,514,002         $0.31 - $5.63
                                              ==========


      Each of these options is entitled to one share of common stock. Stock options generally vest ratably over five years from the date of grant and expire within five years from the date of vesting.

      Options outstanding and exercisable at June 30, 2003 are as follows:


                                                 Options Outstanding                                Options Exercisable
                                     ----------------------------------------------           -------------------------------
                                                         Weighted
                                                          Average         Weighted                                 Weighted
                                                         Remaining         Average                                  Average
                 Range of                Number         Contractual        Exercise             Number              Exercise
            Exercise Prices            Outstanding         Life             Price             Exercisable            Price
            ---------------            -----------         ----             -----             -----------            -----
             $0.31  - $0.94           3,860,000            9.05              $0.44               551,700             $0.73
             $1.09  - $1.44           1,032,402            7.58              $1.21               660,998             $1.22
             $1.50  - $2.94             996,600            2.80              $2.11               916,400             $2.13
             $3.00  - $5.63             625,000            1.79              $3.49               612,200             $3.50
                                      ---------                                                ---------
                                      6,514,002                                                2,741,298
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

      The Company leases certain office space in the United States. The lease expires in the year 2006. Payments under this lease were approximately $0.4 million in fiscal year 2003, $0.5 million in fiscal year 2002, and $0.7 million in fiscal year 2001. Future non-cancelable minimum payments under this lease are as follows (in thousands):

                    Year              Amount
                    ----              ------
                    2004             $    370
                    2005                  370
                    2006                  261
                                     --------
                    Total            $  1,001
                                     ========

Note 21: SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                      Year ended June 30,

                                                                                2003         2002          2001
                                                                                ----         ----          ----
           Supplemental disclosure of cash flow information (in thousands)
                Cash paid for interest                                           $33         $ 62          $243
                Cash paid for income taxes                                        41          504           146

           Supplemental schedule of non-cash financing activities:
                Obligation for purchase of property & equipment                   --           --           152
                Obligation for N21 contingent payment                             26          369         1,938
                Obligation for Lite Bites contingent payment                      --          589           970
                Issuance of common stock for Series E conversion                  --           --           237
                Issuance of common stock for Series G conversion                 283           --           663
                Issuance of Series G preferred stock for Optimum
                  Lifestyle, Inc. contingent payment                              --           --           941


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

                                                                     SCHEDULE II

                               NUTRITION 21, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                                       Balance     Charged to      Charged to
                                                      Beginning     Cost and         Other                            End
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

** Reclassified to reflect a deferred tax liability on acquired amortizable intangibles basis differences.