Form 10-Q
period 2003-12-31
NUTRITION 21 INC
filed 2004-02-12
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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


The number of shares outstanding of Registrant's Common Stock as of February 12, 2004: 37,991,988

                               NUTRITION 21, INC.

                                      INDEX


    PART I FINANCIAL INFORMATION                                                                            PAGE
    ----------------------------                                                                            ----
ITEM 1 Condensed Consolidated Financial Statements (unaudited)

       Condensed Consolidated Balance Sheets at December 31, 2003 and June 30, 2003                           3

       Condensed Consolidated Statements of Operations for the three months and six months
            ended December 31, 2003 and 2002                                                                  5

       Condensed Consolidated Statement of Stockholders' Equity for the six months ended December 31, 2003    6

       Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002    7

       Notes to Condensed Consolidated Financial Statements                                                   8

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations                 12

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk                                            14

ITEM 4 Controls and Procedures                                                                               14

PART IIOTHER INFORMATION

ITEM 1 Legal Proceedings                                                                                     15

ITEM 6 Exhibits and Reports on Form 8-K                                                                      15

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                    December 31,  June 30,
                                                                                       2003         2003
                                                                                      -------      -------
                                                                                    (unaudited)    (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                                         $ 3,327      $ 4,059
    Short-term investments                                                              2,350           --
    Accounts receivable (less allowance for doubtful accounts and returns of $16
    at December 31, 2003 and $430 at June 30, 2003)                                     1,122        1,140

    Other receivables                                                                     939        1,100

    Inventories                                                                         1,224        1,135

    Prepaid expense and other current assets                                              314          196
                                                                                      -------      -------
         Total current assets                                                           9,276        7,630

Property and equipment, net                                                               396          479

Patents, trademarks and other intangibles (net of accumulated amortization of
$14,323 at December 31, 2003 and $13,334 at June 30, 2003)
                                                                                        9,829       10,612

Other assets                                                                              188          199
                                                                                      -------      -------
TOTAL ASSETS                                                                          $19,689      $18,920
                                                                                      =======      =======


See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                     December 31,    June 30,
                                                                                        2003           2003
                                                                                      --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                (unaudited)       (Note 1)

Current liabilities:
      Accounts payable and accrued expenses                                           $  3,417       $  3,456
      Contingent payments payable for acquisitions                                          36             26
      Preferred dividends payable                                                           --              2
                                                                                      --------       --------

TOTAL LIABILITIES                                                                        3,453          3,484
                                                                                      --------       --------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares Series G convertible preferred, 1,769 shares issued; 188 shares outstanding
    at June 30, 2003                                                                        --            188
Common stock, $0.005 par value, authorized 65,000,000 shares;
    37,991,988 shares issued and outstanding at December 31, 2003 and 33,602,990
    shares issued at June 30, 2003                                                         189            168
Additional paid-in capital                                                              67,331         64,103
Accumulated deficit                                                                    (51,284)       (49,023)
                                                                                      --------       --------
TOTAL STOCKHOLDERS' EQUITY                                                              16,236         15,436
                                                                                      --------       --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 19,689       $ 18,920
                                                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                            Three Months Ended                    Six Months Ended
                                                                December 31,                         December 31,
                                                      -------------------------------       -------------------------------
                                                          2003               2002               2003               2002
                                                      ------------       ------------       ------------       ------------
Net sales                                             $      2,345       $      2,284       $      4,653       $      5,523
Other revenues                                                  50                 50                100                125
                                                      ------------       ------------       ------------       ------------

TOTAL REVENUES                                               2,395              2,334              4,753              5,648
Cost of goods sold                                             582                982              1,145              1,790
                                                      ------------       ------------       ------------       ------------
GROSS PROFIT                                                 1,813              1,352              3,608              3,858
Research & development expenses                                613                556              1,041                840
Selling, general & administrative expenses                   1,912              2,309              3,753              4,022
Depreciation and amortization                                  540                767              1,079              1,397
                                                      ------------       ------------       ------------       ------------
OPERATING (LOSS)                                            (1,252)            (2,280)            (2,265)            (2,401)
Interest income                                                 11                 20                 17                 41
Interest expense                                                 7                 10                 13                 22
                                                      ------------       ------------       ------------       ------------

NET (LOSS)                                            $     (1,248)      $     (2,270)      $     (2,261)      $     (2,382)
                                                      ============       ============       ============       ============

Basic (loss) per common share                         $      (0.03)      $      (0.07)      $      (0.06)      $      (0.07)
                                                      ============       ============       ============       ============

Diluted (loss) per common share                       $      (0.03)      $      (0.07)      $      (0.06)      $      (0.07)
                                                      ============       ============       ============       ============

Weighted average number of common shares - basic
                                                        37,414,189         33,041,115         35,556,970         33,020,538
                                                      ============       ============       ============       ============

Weighted average number of common shares -
diluted                                                 37,414,189         33,041,115         35,556,970         33,020,538
                                                      ============       ============       ============       ============


See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                         Additional
                                            Preferred Stock                                Paid-In    Accumulated
                                                Series G               Common Stock        Capital      Deficit      Total
                                       ------------------------  ----------------------- -----------  -----------  -----------
                                          Shares          $         Shares        $            $            $           $
                                       -----------  -----------  ----------- ----------- -----------  -----------  -----------
Balance at June 30, 2003                       188  $       188   33,602,990  $       168 $    64,103 $   (49,023) $    15,436
Charge for stock appreciation rights            --           --           --          --          35           --           35
Exercise of stock options                       --           --       10,000          --           6           --            6
Issuance of warrants to purchase
20,000 shares of common stock for
services                                        --           --           --          --          16           --           16

Conversion of Series G preferred
stock to common stock                         (188)        (188)     316,498           1         187           --           --
Private placement of shares of the
Company's common stock                          --           --    4,062,500          20       2,984           --        3,004
Net loss for the period                         --           --           --          --          --       (2,261)      (2,261)
                                       -----------  -----------  ----------- ----------- -----------  -----------  -----------
Balance at December 31, 2003                    --  $        --   37,991,988 $       189 $    67,331  $   (51,284) $    16,236
                                       ===========  ===========  =========== =========== ===========  ===========  ===========


See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Six Months Ended
                                                                                     December 31,
                                                                                ---------------------
                                                                                 2003          2002
                                                                                -------       -------
Cash flows from operating activities:
    Net (loss)                                                                  $(2,261)      $(2,382)
    Adjustments to reconcile net (loss) to net cash (used in)/ provided by operating activities:
        Depreciation and amortization                                             1,079         1,397
        Issuance of warrants for services                                            16            24
        Other non-cash items                                                         35            --
        Changes in operating assets and liabilities:
           Accounts receivable                                                       18           603
           Other receivables                                                        161           798
           Inventories                                                              (89)          283
           Prepaid expense and other current assets                                (118)         (320)
           Other assets                                                              11             2
           Accounts payable and accrued expenses                                    (39)          293
                                                                                -------       -------
               Net cash (used in)/provided by operating activities               (1,187)          698
                                                                                -------       -------
Cash flows from investing activities:
    Contingent payments for acquisitions                                            (59)          (79)
    Purchases of property and equipment                                              (8)          (46)
    Payments for patents and trademarks                                            (136)         (157)
     Proceeds from maturities of  investments                                        --           800
     Purchase of investments available for sale                                  (2,350)           --
                                                                                -------       -------
        Net cash (used in)/provided by investing activities                      (2,553)          518
                                                                                -------       -------
Cash flows from financing activities:
    Preferred stock dividends paid                                                   (2)          (12)
    Purchase of common stock for treasury                                            --           (38)
    Proceeds from stock option exercises                                              6            --
     Net proceeds from private placement                                          3,004            --
                                                                                -------       -------
        Net cash provided by/(used in) financing activities                       3,008           (50)
                                                                                -------       -------
Net (decrease) increase in cash and cash equivalents                               (732)        1,166
Cash and cash equivalents at beginning of period                                  4,059         3,974
                                                                                -------       -------
Cash and cash equivalents at end of period                                      $ 3,327       $ 5,140
                                                                                =======       =======

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

  Note 1      BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
              Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. Beginning in fiscal year 2004, the Company's reporting segments were combined into one- Nutritional Products.

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


  Note 2      SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

              In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change from the intrinsic value method to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

  Note 3      SHORT-TERM INVESTMENTS

              Short-term securities consist of investments acquired with maturities exceeding three months but less than three years. The Company, in compliance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," has classified all debt securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. The cost of securities sold is based on the specific identification method.

              Available-for-sale securities consist of:


                                                                  December 31, 2003
                                                                       Gross           Estimated
                                                       Amortized    Unrealized           Fair
                                                         Cost       Gain (loss)          Value
                                                       ---------    ----------           ----
              US government and agency securities       $2,350          --              $2,350


  Note 4      STOCK-BASED COMPENSATION

              The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

              The Company applies the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized in the condensed consolidated financial statements for its employee stock options, which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below :

                                                    Three months ended             Six months ended
                                                        December 31,                  December 31,
                                                   2003            2002            2003            2002
                                                ---------       ---------       ---------       ---------
Net (loss) as reported                            $(1,248)        $(2,270)        $(2,261)        $(2,382)
Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards                     (25)            (29)           (192)           (176)
                                                ---------       ---------       ---------       ---------

Pro forma net (loss)                              $(1,273)        $(2,299)        $(2,453)        $(2,558)
                                                =========       =========       =========       =========

 (Loss) per common share:
   Basic - as reported                             $(0.03)         $(0.07)         $(0.06)         $(0.07)
   Basic - pro forma                               $(0.03)         $(0.07)         $(0.07)         $(0.08)

   Diluted - as reported                           $(0.03)         $(0.07)         $(0.06)         $(0.07)
   Diluted - pro forma                             $(0.03)         $(0.07)         $(0.07)         $(0.08)


Note 5   INVENTORIES

         Inventories at December 31, 2003 and June 30, 2003 consisted of finished goods.

Note 6   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         On December 23, 2003, the Company received $0.3 million for granting a three-year renewable license to market certain dietary supplements previously marketed by the Company under the Lite Bites trademarks. In addition, the Company granted an option to purchase the Lite Bites trademark. License fee income will be recognized over the initial three year license period.

Note 7   CONVERTIBLE PREFERRED STOCK

         During the six month period ended December 31, 2003, the remaining 188 shares of the Company's Series G Preferred Stock were converted into 316,498 shares of the Company's common stock.

Note 8   STOCKHOLDERS' EQUITY

         On October 9, 2003, the Company completed a private placement of 4,062,500 shares of the Company's common stock for aggregate gross proceeds of $3.25 million. The net proceeds of approximately $3.0 million from the sale of these securities are intended for general corporate purposes, including the continued clinical and market development of Diachrome(TM), a nutritional therapy product for people with diabetes. In connection with the private placement, C. E. Unterberg, Towbin, in accordance with a Financial Advisory and Investment Banking Services Agreement entered into on October 8, 2003, was granted a warrant to purchase 121,950 shares of the Company's common stock at an exercise price of $1.05 per share.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 9   (LOSS) PER SHARE

         The  following  table sets forth the  computation  of basic and diluted
         (loss) per common share for the periods indicated.

                                                    Three months ended                     Six months ended
                                                        December 31,                          December 31,
                                                  2002               2003               2002               2003
                                              ------------       ------------       ------------       ------------
Basic (loss) per common share:
Net (loss)                                         $(1,248)           $(2,270)           $(2,261)           $(2,382)
    Less: Dividends on preferred shares                 --                 (5)                --                (11)
                                              ------------       ------------       ------------       ------------
(Loss) applicable to common stockholders
                                                   $(1,248)           $(2,275)           $(2,261)           $(2,393)
                                              ============       ============       ============       ============
Weighted average shares:                        37,414,189         33,041,115         35,556,970         33,020,538
Basic (loss) per share                              $(0.03)            $(0.07)            $(0.06)            $(0.07)
                                              ============       ============       ============       ============
Diluted (loss) per share:

(Loss) applicable to common stockholders           $(1,248)           $(2,275)           $(2,261)           $(2,393)
                                              ============       ============       ============       ============
Weighted average shares                         37,414,189         33,041,115         35,556,970         33,020,538

Diluted (loss) earnings per share                   $(0.03)            $(0.07)            $(0.06)            $(0.07)
                                              ============       ============       ============       ============

         Diluted (loss) per share for the three and six month periods ended December 31, 2003 and 2002, does not reflect the incremental shares from the assumed conversion of stock options, warrants and preferred stock (2,179,611 and 1,931,863 shares, respectively) as the effect of such inclusion would be antidilutive.

Note 10  RESEARCH AND DEVELOPMENT AGREEMENTS

         The Company's therapeutic strategy for fiscal year 2004 includes a larger commitment, relative to the prior year's comparable period, to spending on research and development targeted at validating earlier findings of efficacy focused on disease specific conditions in the areas of diabetes and depression. The Company entered into an agreement with Comprehensive NeuroSciences, Inc., a contract research organization in the neurosciences field, to perform studies related to the Company's anti-depressant technology. The Company expects that the first phase of the study will be completed during fiscal year 2004. In addition, the Company entered into an agreement with Diabetex, Inc., a disease management company, and is funding a large-scale trial in managed patient populations to evaluate Diachrome's effect as a nutritional adjunct to standard care for people with diabetes. The Diabetex clinical trial is expected to be completed by the end of calendar year 2004. The Company expects to launch these products under the Dietary Supplement Health and Education Act (DSHEA) regulatory pathway, which is less costly and less time consuming than that required for drug development. These large-scale studies are being conducted to secure medical acceptance and adoption as treatment protocols. The Company's spending in these areas of new technology, however, is discretionary and is subject to the availability of funds. There can be no assurances that the Company's disease specific product development efforts will be successfully completed or that the products will be successfully manufactured or marketed.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)




Note 11  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Six months ended
                                                                 December 31,
                                                               2003     2002
                                                               ----     ----
Supplemental disclosure of cash flow information:
      Cash paid for interest                                  $  --      $12
           Cash paid for income taxes                         $  --      $41

Supplemental schedule of non-cash investing activities:
      Obligation for N21 acquisition contingent payments        $36      $18

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

           Forward-Looking Statements and Risk Factors

           This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and similar expressions identify forward-looking statements. Statements that are "forward-looking statements" are based on current expectations and assumptions that are subject to risks and uncertainties. Actual performance and results could differ materially because of factors such as those set forth under "Risk Factors" in Form S-3/A filed with the Securities and Exchange Commission on January 27, 2004.

           General

           The Company's revenues are primarily derived from the sale of proprietary ingredients and the grant of patent licenses related to those ingredients to manufacturers of vitamin and mineral supplements. The fees for the licenses are bundled on an undifferentiated basis with the price that the Company charges for its ingredients.

           Cost of goods sold includes both direct and indirect manufacturing costs. Research and development expenses include internal expenditures as well as expenses associated with third party providers. Selling, general and administrative expenses include salaries and overhead, third party fees and expenses, royalty expenses for licenses and trademarks, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and intangible assets, and amortizes them over periods of one to seventeen years.

           Results of Operations

           Revenues

           Net sales for the three month period ended December 31, 2003 of $2.3 million increased $61 thousand when compared to the same period a year ago. Net sales for the six month period ended December 31, 2003 of $4.7 million decreased $0.8 million when compared to $5.5 million for the same period a year ago. For the six month period ended
           December 31, 2003, net sales from the Lite Bites product line declined $0.6 million, due primarily to the Company's phasing out of Lite Bites product sales after its decision to discontinue its investment in the Lite Bites product line in fiscal year 2003. In addition, nutritional product sales for the six months ended December 31, 2003 declined $0.2 million compared to the same period a year ago, due primarily to lower weight loss and sports nutrition supplement sales.

           Other revenues were $50 thousand and $100 thousand for the three and six month periods ended December 31, 2003 compared to $50 thousand for the three month period a year ago and $125 thousand for the six month period a year ago.

           Cost of goods sold

           Cost of goods sold for the three and six month periods ended December 31, 2003 was $0.6 million and $1.1 million, respectively, compared to $1.0 million and $1.8 million, respectively, for the same periods a year ago. Cost of goods sold for the three and six month periods of fiscal year 2003 was higher due to the cost of goods associated with the sale of Lite Bites products versus the cost of goods of ingredients and the costs associated with the phasing out of Lite Bites product sales after the Company's decision to discontinue its investment in the Lite Bites product line in fiscal year 2003. Gross margin on product sales of 75.2% and 75.4% for the three and six month periods ended December 31, 2003 increased 18.2 and 7.8 percentage points, respectively, when compared to the same periods a year earlier, as gross margin on nutritional products sales are greater than gross margins on Lite Bites products.

           Research and development expenses

           Research and development expenses were $0.6 million and $1.0 million for the three and six month periods ended December 31, 2003 compared to $0.6 million and $0.8 million for the same periods a year ago. The increase for the six month period ended December 31, 2003 is due primarily to incremental spending to validate new chromium applications.

           Selling, general and administrative expenses (SG&A)

           SG&A expenses for the three and six month periods ended December 31, 2003 of $1.9 million and $3.8 million, respectively, decreased when compared to $2.3 million and $4.0 million, respectively, for the same periods a year ago. The primary reason for the decline of $0.2 million and $0.3 million, respectively, for the three and six month periods ended December 31, 2003 was the phasing out of Lite Bites product lines.

           Depreciation and amortization

           Depreciation and amortization for the three and six month periods ended December 31, 2003 was $0.5 million and $1.1 million, respectively, compared to $0.8 and $1.4 million, respectively, for the same periods a year ago. Amortization declined, due primarily to the effects of an impairment charge of $4.4 million incurred in fiscal year 2003.

           Operating Loss

           Operating loss for the three and six month periods ended December 31, 2003 was $1.2 million and $2.3 million, compared to an operating loss of $2.3 million and $2.4 million, respectively, for the same periods a year ago. The primary reasons for lower operating loss this fiscal year when compared to the same period a year ago were the improvement in gross profit due primarily to sales of higher margin nutritional ingredients combined with the reductions in selling expense due to the phasing out of the Lite Bites product line.

           Interest income and interest expense

           Interest income, net of interest expense for the three and six month periods ended December 31, 2003 was $4 thousand compared to interest income, net of interest expense of $10 thousand and $19 thousand, respectively, for the same periods a year ago. Levels of cash available for investment in fiscal year 2004 were lower than the comparable periods in fiscal year 2003.

           Liquidity and Capital Resources

           Cash, cash equivalents and short-term investments at December 31, 2003 were $5.7 million compared to $4.1 million at June 30, 2003. As of December 31, 2003, the Company had working capital of $5.8 million compared to $4.1 million as of June 30, 2003. Net proceeds of $3.0 million from a private placement, of which $2.4 million was invested in marketable short-term debt instruments, was the primary reason for the improvement.

           During the six months ended December 31, 2003, net cash of $1.2 million was used in operating activities compared to net cash provided of $0.7 million for the comparable period a year ago. The primary reasons for the change were a decline in the cash collections of trade and other receivables of $1.2 million, an increase in payments to trade vendors for inventory and operating expenses of $0.7 million and receipt of $0.3 million for granting a three-year renewable license.

           During the six month period ended December 31, 2003, net cash used in investing activities was $2.6 million compared to net cash provided of $0.5 million for the same period a year ago. Investment of $2.4 million of the net proceeds from a private placement in marketable securities was the primary reason for the change.

           During the six month period ended December 31, 2003, net cash provided by financing activities was $3.0 million, compared to net cash used of $50 thousand in the comparable period a year ago. Proceeds of $3.0 million from a private placement was the primary reason for the change.

           The Company's primary source of financing is cash generated from operations. The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity to fund operations at least through the next twelve months.

           Future increases in marketing and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators through public or private sales of its securities, including equity securities, or through bank financing.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

           Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices. Although the Company has temporarily invested a portion of the proceeds of its private placement in interest-bearing marketable debt securities, those instruments have relatively short-term maturities and risk related to interest rate fluctuations is not expected to be significant.

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

           During the quarter ended December 31, 2003, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

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

Item 6  - Exhibits and Reports on Form 8-K

(a)      Exhibits

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

(b)      Reports on Form 8-K

         The Company filed two Reports on Form 8-K during the fiscal quarter ended December 31, 2003.

         1. Report dated October 9, 2003, furnishing a Press Release and Common Stock Purchase Agreement related to the issuance of 4,062,500 shares of registrant's common stock in a private placement at $0.80 per share for aggregate gross proceeds of $3.25 million.

         2. Report dated November 12, 2003, furnishing a copy of a press release of financial results for the fiscal quarter ended September 30, 2003.

                                NUTRITION 21, INC

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NUTRITION 21, INC.
                                   Registrant


Date:  February 12, 2004           By: /s/ Gail Montgomery
                                       --------------------------------
                                       Gail Montgomery
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Paul Intlekofer
                                       --------------------------------
                                       Paul Intlekofer
                                       Chief Financial Officer and
                                       Senior Vice President, Corporate
                                       Development
                                       (Principal Financial Officer)