Form 10-Q
period 2004-03-31
NUTRITION 21 INC
filed 2004-05-07
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

            New York                                    11-2653613
------------------------------------            ------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


      4 Manhattanville Road
      Purchase, New York                              10577-2197
------------------------------------------      -------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including Area Code:     (914) 701-4500
                                                        ------------------------

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


The number of shares outstanding of Registrant's Common Stock as of May 7, 2004:
37,991,988

                               NUTRITION 21, INC.

                                      INDEX


PART I      FINANCIAL INFORMATION                                           PAGE
------      ---------------------                                           ----

ITEM 1      Condensed Consolidated Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets at March 31, 2004
                 and June 30, 2003                                             3

            Condensed Consolidated Statements of Operations for the three
                 months and nine months ended March 31, 2004 and 2003          5

            Condensed Consolidated Statement of Stockholders' Equity for
                 the nine months ended March 31, 2004                          6

            Condensed Consolidated Statements of Cash Flows for the nine
                 months ended March 31, 2004 and 2003                          7

            Notes to Condensed Consolidated Financial Statements               8

ITEM 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     12

ITEM 3      Quantitative and Qualitative Disclosures
            About Market Risk                                                 14

ITEM 4      Controls and Procedures                                           14

PART II     OTHER INFORMATION

ITEM 1      Legal Proceedings                                                 15

ITEM 6      Exhibits and Reports on Form 8-K                                  15

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                                            March 31,   June 30,
                                                              2004         2003
                                                              ----         ----
                                                           (unaudited)  (Note 1)
ASSETS

Current assets:
   Cash and cash equivalents                                 $3,426       $4,059
   Short-term investments                                     1,000           --
   Accounts receivable (less allowance for doubtful
   accounts and returns of $10 at March 31, 2004 and
   $430 at June 30, 2003)                                     1,360        1,140

   Other receivables                                            984        1,100

   Inventories                                                1,010        1,135

   Prepaid expense and other current assets                     280          196
                                                          ----------    --------
      Total current assets                                    8,060        7,630

Property and equipment, net                                     357          479
Patents, trademarks and other intangibles (net of
accumulated amortization of $14,821 at March 31, 2004
and $13,334 at June 30, 2003)                                 9,434       10,612
Other assets                                                    188          199
                                                          ----------    --------
TOTAL ASSETS                                                $18,039      $18,920
                                                          ==========    ========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                                           March 31,    June 30,
                                                              2004        2003
                                                              ----        ----
LIABILITIES AND STOCKHOLDERS' EQUITY                      (unaudited)   (Note 1)

Current liabilities:
    Accounts payable and accrued expenses                     $2,784      $3,456
    Contingent payments payable for acquisitions                  44          26
    Preferred dividends payable                                   --           2
                                                          ----------    --------

TOTAL LIABILITIES                                              2,828       3,484
                                                          ----------    --------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000
shares
   Series G convertible preferred, 1,769 shares issued;
   188 shares outstanding at June 30, 2003                        --         188
Common stock, $0.005 par value, authorized 65,000,000 shares;
   37,991,988 shares issued and outstanding at March
   31, 2004 and 33,602,990 shares issued and
   outstanding at June 30, 2003                                  190         168
Additional paid-in capital                                    67,325      64,103
Accumulated deficit                                         (52,304)    (49,023)
                                                          ----------    --------
TOTAL STOCKHOLDERS' EQUITY                                    15,211      15,436
                                                          ----------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $18,039     $18,920
                                                          ==========    ========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                ($ in thousands, except share and per share data)
                                   (unaudited)

                                                      Three Months Ended          Nine Months Ended
                                                           March 31,                   March 31,
                                                     2004          2003          2004          2003
                                                   --------      --------      --------      --------
Net sales                                            $2,577        $3,082        $7,230        $8,605
Other revenues                                           71            50           171           175
                                                   --------      --------      --------      --------

TOTAL REVENUES                                        2,648         3,132         7,401         8,780
Cost of goods sold                                      451         1,021         1,596         2,811
                                                   --------      --------      --------      --------
GROSS PROFIT                                          2,197         2,111         5,805         5,969
Research & development expenses                         682         1,155         1,723         1,995
Selling, general & administrative expenses            2,009         1,764         5,762         5,786
Depreciation & amortization                             540           649         1,619         2,046
                                                   --------      --------      --------      --------
OPERATING (LOSS)                                     (1,034)       (1,457)       (3,299)       (3,858)
Interest income                                          19            13            36            54
Interest expense                                          5             5            18            27
                                                   --------      --------      --------      --------

(LOSS) BEFORE INCOME TAXES                           (1,020)       (1,449)       (3,281)       (3,831)

Income tax (benefit)                                   --            (306)         --            (306)
                                                   --------      --------      --------      --------

NET (LOSS)                                          $(1,020)      $(1,143)      $(3,281)      $(3,525)
                                                   ========      ========      ========      ========

Basic and diluted (loss) per common share            $(0.03)       $(0.03)       $(0.09)       $(0.11)
                                                   ========      ========      ========      ========

Weighted average number of common shares
- basic and diluted                              37,991,988    33,602,990    36,362,739    33,211,855
                                                 ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       ($ in thousands, except share data)
                                   (unaudited)



                                                                                  Additional
                                                                                    Paid-In    Accumulated
                                  Preferred Stock            Common Stock           Capital      Deficit        Total
                                     Series G
                               Shares          $          Shares          $            $            $             $
                            ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance at June 30, 2003           188          $188    33,602,990         $168      $64,103     $(49,023)      $15,436

Charge for stock
appreciation rights                 --            --            --           --           29           --            29
Exercise of stock options           --            --        10,000           --            6           --             6
Issuance of warrants to
purchase 20,000 shares
of common stock for
services                            --            --            --           --           16           --            16

Conversion of Series G
preferred stock to
common stock                      (188)         (188)      316,498            2          186           --            --
Private placement of
common stock                        --            --     4,062,500           20        2,985           --         3,005
Net loss for the period             --            --            --           --           --       (3,281)       (3,281)
                            ----------    ----------    ----------   ----------   ----------   ----------    ----------

Balance at March 31, 2004           --    $       --    37,991,988         $190      $67,325     $(52,304)      $15,211
                            ==========    ==========    ==========   ==========   ==========   ==========    ==========


See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)

                                                                 Nine Months Ended
                                                                     March 31,
                                                                  2004       2003
                                                                -------    -------
Cash flows from operating activities:
   Net (loss)                                                   $(3,281)   $(3,525)
   Adjustments to reconcile net (loss) to net cash (used in)/
   provided by operating activities:
     Depreciation and amortization                                1,619      2,046
     Issuance of warrants for services                               16         24
     Other non-cash items                                            29         --
     Changes in operating assets and liabilities:
        Accounts receivable                                        (220)       759
        Other receivables                                           116        793
        Inventories                                                 125        135
        Prepaid expense and other current assets                    (84)       481
        Other assets                                                 11         --
        Accounts payable and accrued expenses                      (672)      (403)
                                                                -------    -------
          Net cash (used in)/provided by operating activities    (2,341)       310
                                                                -------    -------

Cash flows from investing activities:
   Contingent payments for acquisitions                             (99)      (106)
   Purchases of property and equipment                              (10)       (88)
   Payments for patents and trademarks                             (192)      (248)
   Redemption of investments available for sale                   1,350      1,000
   Purchase of investments available for sale                    (2,350)        --
                                                                -------    -------
     Net cash (used in)/provided by investing activities         (1,301)       558
                                                                -------    -------
Cash flows from financing activities:
   Preferred stock dividends paid                                    (2)       (17)
   Purchase of common stock for treasury                             --        (38)
   Proceeds from stock option exercises                               6         --
     Net proceeds from private placement                          3,005         --
                                                                -------    -------
     Net cash provided by/(used in) financing activities          3,009        (55)
                                                                -------    -------
Net (decrease) increase in cash and cash equivalents               (633)       813
Cash and cash equivalents at beginning of period                  4,059      3,974
                                                                -------    -------
Cash and cash equivalents at end of period                       $3,426     $4,787
                                                                =======    =======

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. Beginning in fiscal year 2004, the Company's reporting segments were combined into one- Nutritional Products.

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


Note 2 SHORT-TERM INVESTMENTS

      Short-term investments consist of securities acquired with maturities exceeding three months but less than three years. The Company, in compliance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," has classified all debt securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity. Such securities are reported at fair value. The cost of securities sold is based on the specific identification method.

      Available-for-sale securities consist of ($ in thousands):

                                                       March 31, 2004
                                                       --------------
                                                           Gross       Estimated
                                            Amortized    Unrealized      Fair
                                               Cost      Gain (loss)     Value
                                            ---------    ----------    ---------

      U.S. government and agency securities   $1,000          --          $1,000

Note 3 STOCK-BASED COMPENSATION

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

      The Company applies the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized in the condensed consolidated financial statements for its employee stock options, which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below ($ in thousands, except per share amounts):

                                      Three months ended    Nine months ended
                                            March 31,            March 31,
                                        2004       2003       2004       2003
                                      -------    -------    -------    -------

      Net (loss) as reported          $(1,020)   $(1,143)   $(3,281)   $(3,525)
      Deduct:  Total stock-based
      employee compensation expense
      determined under fair value
      based method for all awards,
      net of related tax effects          (25)       (25)       (95)       (83)
                                      -------    -------    -------    -------

      Pro forma net (loss)            $(1,045)   $(1,168)   $(3,376)   $(3,608)
                                      =======    =======    =======    =======

      (Loss) per common share:
         Basic and diluted -
           as reported                 $(0.03)    $(0.03)    $(0.09)    $(0.11)
         Basic and diluted -
           pro forma                   $(0.03)    $(0.03)    $(0.09)    $(0.11)

Note 4 INVENTORIES

      Inventories at March 31, 2004 and June 30, 2003 consisted of finished goods.

Note 5 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      On December 23,  2003,  the Company  received  $0.3 million for granting a three-year renewable license to market certain dietary supplements previously marketed by the Company under the Lite Bites trademarks. In addition, the Company granted an option to purchase the Lite Bites trademark. License fee income will be recognized over the initial three-year license period.

Note 6 CONVERTIBLE PREFERRED STOCK

      During the nine month period ended March 31, 2004, the remaining 188 shares of the Company's Series G Preferred Stock were converted into 316,498 shares of the Company's common stock.

Note 7 STOCKHOLDERS' EQUITY

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

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 8 (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted (loss) per common share for the periods indicated ($ in thousands, except share data):

                                                Three months ended               Nine months ended
                                                     March 31,                       March 31,
                                               2004            2003            2004             2003
                                           ------------    ------------    ------------    ------------

      Basic and diluted (loss) per common
      share:
      Net (loss)                                $(1,020)        $(1,143)        $(3,281)        $(3,525)

         Less: Dividends on
         preferred shares                            --              (2)             --             (13)
                                           ------------    ------------    ------------    ------------
      (Loss) applicable to common
      stockholders                              $(1,020)        $(1,145)        $(3,281)        $(3,538)
                                           ============    ============    ============    ============
      Weighted average shares:               37,991,988      33,602,990      36,362,739      33,211,855
      Basic and diluted (loss) per share         $(0.03)         $(0.03)         $(0.09)         $(0.11)
                                           ============    ============    ============    ============

      Diluted (loss) per share for the three and nine month periods ended March 31, 2004 and 2003, does not reflect the incremental shares from the assumed conversion of stock options, warrants and preferred stock (1,868,166 and 303,471 and 1,912,168 and 782,253 shares, respectively) as the effect of such inclusion would be antidilutive.

Note 9 RESEARCH AND DEVELOPMENT AGREEMENTS

      The Company's therapeutic strategy for fiscal year 2004 includes a larger commitment, relative to the prior year's comparable period, to spending on research and development targeted at validating earlier findings of efficacy focused on disease specific conditions in the areas of diabetes and depression. The Company entered into an agreement with Comprehensive NeuroSciences, Inc., a contract research organization in the neurosciences field, to perform studies related to the Company's anti-depressant technology. The Company expects that the first phase of the study will be completed during fiscal year 2004. In addition, the Company entered into an agreement with XLHealth (formerly Diabetex, Inc.), a disease management company, and is funding a large-scale trial in managed patient populations to evaluate Diachrome's effect as a nutritional adjunct to standard care for people with diabetes. The XLHealth clinical trial is expected to be completed by the end of calendar year 2004. The Company expects to launch these products under the Dietary Supplement Health and Education Act (DSHEA) regulatory pathway, which is less costly and less time consuming than that required for drug development. These large-scale studies are being conducted to secure medical acceptance and adoption as treatment protocols. The Company's spending in these areas of new technology, however, is discretionary and is subject to the availability of funds. There can be no assurances that the Company's disease specific product development efforts will be successfully completed or that the products will be successfully manufactured or marketed.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 10 SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Nine months ended
                                                                  March 31,
                                                                2004    2003
                                                              ------   -----
      Supplemental disclosure of cash flow information
      ($ in thousands):
          Cash paid for interest                                 $--    $17
          Cash paid for income taxes                             $--    $41

      Supplemental schedule of non-cash investing activities:
          Obligation for N21 acquisition
           contingent payments                                   $44    $29
          Issuance of common stock for Series G
           conversion                                           $188   $283

Note 11 CONTINGENCIES

      A former executive of the Company has submitted an employment dispute for arbitration.

      The Federal Trade Commission ("FTC") and the Company are discussing whether the Company should have any liability for weight loss advertising claims that were made on QVC, Inc. ("QVC") for the Company's Lite Bites products. The FTC has sued QVC for these claims and for claims made on QVC for other products, and QVC has, in the same lawsuit, filed a Complaint for damages against six parties, including the Company. The Company is evaluating the Complaint filed by QVC.

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

      RESULTS OF OPERATIONS

      Revenues

      Net sales for the three and nine month periods ended March 31, 2004 of $2.6 million and $7.2 million decreased $0.5 million and $1.4 million, respectively, when compared to $3.1 million and $8.6 million for the same periods a year ago. Net sales declined $0.7 million and $1.3 million, respectively, stemming from the Company's decision to discontinue its investment in the Lite Bites product line in fiscal year 2003. For the three months ended March 31, 2004, sales of nutritional products improved $0.2 million, when compared to the same period a year ago. For the nine month period ended March 31, 2004, net sales from the Lite Bites product line declined $1.2 million, due primarily to the Company's decision to discontinue its investment in the Lite Bites product line in fiscal year 2003.

      Other revenues were $71 thousand and $171 thousand for the three and nine month periods ended March 31, 2004, compared to $50 thousand and $175 thousand for the same periods a year ago.

      Cost of goods sold

      Cost of goods sold for the three and nine-month period ended March 31, 2004 was $0.5 million and $1.6 million, respectively, compared to $1.0 million and $2.8 million, respectively, for the same periods a year ago. Cost of goods sold for the three and nine month periods of fiscal year 2003 was higher due to the cost of goods associated with the sale of Lite Bites products versus the cost of goods associated with the sale of ingredients, as well as costs associated with the phasing out of the Lite Bites product line after the Company's decision to discontinue its investment in the Lite Bites product line in fiscal year 2003. Gross margin on product sales of 82.5% and 77.9% for the three and nine month periods ended March 31, 2004 increased 15.6 and 10.6 percentage points, respectively, when compared to the same periods a year earlier, as gross margins on nutritional products sales are greater than gross margins on Lite Bites products.

      Research and development expenses

      Research and development expenses were $0.7 million and $1.7 million for the three and nine month periods ended March 31, 2004 compared to $1.2 million and $2.0 million for the same periods a year ago. Significant start-up costs for research of new chromium applications in fiscal year 2003 did not recur in the three month period ended March 31, 2004.

      Selling, general and administrative expenses (SG&A)

      SG&A expenses for the three and nine month periods ended March 31, 2004 were $2.0 million and $5.8 million, respectively, compared to $1.8 million and $5.8 million, respectively, for the same periods a year ago. The primary reasons for the increase of $0.2 million for the three-month period ended March 31, 2004 were increases in personnel related costs as well as legal fees.

      Depreciation and amortization

      Depreciation and amortization for the three and nine month periods ended March 31, 2004 was $0.5 million and $1.6 million, respectively, compared to $0.6 and $2.0 million, respectively, for the same periods a year ago. Amortization declined, due primarily to the effects of an impairment charge of $4.4 million incurred in fiscal year 2003.

      Operating Loss

      Operating loss for the three and nine month periods ended March 31, 2004 was $1.0 million and $3.3 million, respectively, compared to an operating loss of $1.5 million and $3.9 million, respectively, for the same periods a year ago. The primary reasons for the lower operating loss were reductions of $0.5 million and $0.3 million, respectively, for research and development expenses, combined with lower depreciation and amortization expense of $0.1 million and $0.4 million, respectively, due to the effects of an impairment charge of $4.4 million incurred in fiscal year 2003.

      Interest income and interest expense

      Interest income, net of interest expense for the three and nine month periods ended March 31, 2004 was $14 thousand and $18 thousand, respectively, compared to interest income, net of interest expense of $8 thousand and $27 thousand, respectively, for the same periods a year ago. Levels of cash available for investment in fiscal year 2004 were greater than the comparable periods in fiscal year 2003.

      Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments at March 31, 2004 were $4.4 million compared to $4.1 million at June 30, 2003. As of March 31, 2004, the Company had working capital of $5.2 million compared to $4.1 million as of June 30, 2003. Net proceeds of $3.0 million from a private placement, of which $1.0 million remains invested in marketable short-term debt instruments, was the primary reason for the improvement.

      During the nine months ended March 31, 2004, net cash used in operating activities was $2.3 million, compared to net cash provided by operations of $0.3 million for the comparable period a year ago. The primary reasons for the change were a decline in cash collections of accounts and other receivables of $2.0 million, an increase in payments to trade vendors for inventory and operating expenses of $0.3 million, and the receipt of $0.3 million for granting a three-year renewable license.

      During the nine month period ended March 31, 2004, net cash used in investing activities was $1.3 million compared to net cash provided by investing activities of $0.6 million for the comparable period a year ago. The purchase of investments, net of redemptions, of $1.0 million from the net proceeds of a private placement in marketable securities was the primary reason for the change.

      During the nine month period ended March 31, 2004, net cash provided by financing activities was $3.0 million, compared to net cash used in financing activities of $55 thousand for the comparable period a year ago. Proceeds of $3.0 million from a private placement was the primary reason for the change.

      For the nine month period ended March 31, 2004, the Company's primary source of cash was proceeds from a private placement. The Company believes that cash on hand will provide sufficient liquidity in the short term. Long term liquidity is dependent upon achieving future profitability or raising additional financing.

      Future increases in marketing and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators through public or private sales of its securities, including equity securities, or through bank financing.

      Significant Accounting Pronouncements

      The Company has considered all recent accounting pronouncements and has determined that the pronouncements have no material effect on the Company's results of operations and financial condition.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices. Although the Company has temporarily invested a portion of the proceeds of its private placement in interest-bearing marketable debt securities, these instruments have relatively short-terms maturities and risk related to interest rate fluctuations is not expected to be significant.

ITEM 4 - CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

      During the quarter ended March 31, 2004, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      A former executive of the Company has submitted an employment dispute for arbitration.

      In March 2004, in the U.S. District Court for the Eastern District of Pennsylvania, the FTC sued QVC for advertising claims made on QVC for various products, including weight loss claims for the Company's Lite Bites products. QVC has, in the same lawsuit, filed a Complaint for damages against six parties, including the Company.

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

      (B) REPORTS ON FORM 8-K

            The Company filed one Report on Form 8-K during the fiscal quarter ended March 31, 2004.

            1. Report dated February 12, 2004, furnishing a copy of a press release of financial results for the fiscal quarter ended December 31, 2003.

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





                                 NUTRITION 21, INC.
                                 ------------------
                                     Registrant






Date:  May 7, 2004            By:   /s/ Gail Montgomery
                                    -------------------
                                    Gail Montgomery
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


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