Form 10-Q
period 2004-09-30
NUTRITION 21 INC
filed 2004-11-12
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ .

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
             (Exact Name of Registrant as Specified in its Charter)

               New York                                   11-2653613
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

        4 Manhattanville Road
          Purchase, New York                              10577-2197
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including Area Code:  (914) 701-4500
                                                    ----------------

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $.005 per share)
           -----------------------------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

    Yes  _X_                No ___

The number of shares outstanding of Registrant's Common Stock as of November 12, 2004: 37,991,988.

                               NUTRITION 21, INC.

                                      INDEX


PART I FINANCIAL INFORMATION                                                PAGE
------ ---------------------                                                ----

ITEM 1    Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at September 30, 2004
                and June 30, 2004                                            3

          Condensed Consolidated Statements of Operations for the three
                months ended September 30, 2004 and 2003                     5

          Condensed Consolidated Statement of Stockholders' Equity for
                the three months ended September 30, 2004                    6

          Condensed Consolidated Statements of Cash Flows for the three
                months ended September 30, 2004 and 2003                     7

          Notes to Condensed Consolidated Financial Statements               8

ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     10

ITEM 3    Quantitative and Qualitative Disclosures
          About Market Risk                                                 11

ITEM 4    Controls and Procedures                                           12

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                 13

ITEM 6    Exhibits and Reports on Form 8-K                                  13

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                September 30,  June 30,
                                                                    2004         2004
                                                                   -------     -------
                                                                 (unaudited)   (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                      $ 1,543     $ 2,164

    Short-term investments                                           2,000       2,000
    Accounts receivable (less allowance for doubtful accounts
      of $10)                                                        1,041       1,342

    Other receivables                                                   57         257

    Inventories                                                        897       1,163

    Prepaid expenses and other current assets                          338         221
                                                                   -------     -------
         Total current assets                                        5,876       7,147
Property and equipment, net                                            271         314
Patents, trademarks and other intangibles (net of accumulated amortization of $15,936 at September 30, 2004 and $15,444 at
  June 30, 2004)                                                     8,293       8,719

Other assets                                                           186         187
                                                                   -------     -------
TOTAL ASSETS                                                       $14,626     $16,367
                                                                   =======     =======

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               September 30,    June 30,
                                                                    2004          2004
                                                                  --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY                             (unaudited)    (Note 1)

Accounts payable and accrued expenses                             $  3,138      $  3,687
Contingent payments payable                                             45            47
                                                                  --------      --------
TOTAL LIABILITIES                                                    3,183         3,734
                                                                  --------      --------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares           --            --

Common stock, $0.005 par value, authorized 65,000,000 shares;
    37,991,988 shares issued and outstanding at September 30,
    2004 and at June 30, 2004                                          190           190
Additional paid-in capital                                          67,404        67,367
Accumulated deficit                                                (56,151)      (54,924)
                                                                  --------      --------
TOTAL STOCKHOLDERS' EQUITY                                          11,443        12,633
                                                                  --------      --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 14,626      $ 16,367
                                                                  ========      ========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                       Three Months Ended
                                                                          September 30,
                                                                     2004              2003
                                                                 ------------      ------------
Net sales                                                        $      2,670      $      2,308
Other revenues                                                             71                50
                                                                 ------------      ------------

TOTAL REVENUES                                                          2,741             2,358
Cost of goods sold                                                        610               563
                                                                 ------------      ------------
GROSS PROFIT                                                            2,131             1,795
Selling, general and administrative expenses                            2,159             1,841
Research and development expenses                                         609               428
Depreciation and amortization                                             584               539
                                                                 ------------      ------------
OPERATING (LOSS)                                                       (1,221)           (1,013)
Interest income                                                             4                 6
Interest expense                                                            6                 6
                                                                 ------------      ------------
LOSS BEFORE INCOME TAXES                                               (1,223)           (1,013)
Income taxes                                                                4                --
                                                                 ------------      ------------

NET (LOSS)                                                       $     (1,227)     $     (1,013)
                                                                 ============      ============

Basic and diluted (loss) per share                               $      (0.03)     $      (0.03)
                                                                 ============      ============

Weighted average number of common shares - basic and diluted       37,991,988        33,699,750
                                                                 ============      ============

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                Common Stock        Additional
                                          -----------------------     Paid-In     Accumulated
                                            Shares                    Capital       Deficit       Total
                                          ----------   ----------   ----------    ----------    ----------
Balance at June 30, 2004                  37,991,988   $      190   $   67,367    $  (54,924)   $   12,633
Charge for stock appreciation rights              --           --           30            --            30
Issuance of warrants to purchase 20,000
  shares of common stock for services             --           --            7            --             7
Net loss for the period                           --           --           --        (1,227)       (1,227)
                                          ----------   ----------   ----------    ----------    ----------
Balance at September 30, 2004             37,991,988   $      190   $   67,404    $  (56,151)   $   11,443
                                          ==========   ==========   ==========    ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                             Three Months Ended
                                                                September 30,
                                                               2004       2003
                                                             -------    -------
Cash flows from operating activities:
    Net (loss)                                               $(1,227)   $(1,013)
    Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
        Depreciation and amortization                            584        539
        Other non-cash items                                      37         29
        Changes in operating assets and liabilities:
           Accounts receivable                                   301        (27)
           Other receivables                                     200        183
           Inventories                                           267       (273)
           Prepaid expenses and other current assets            (117)      (107)
           Other assets                                           --          4
           Accounts payable and accrued expenses                (549)       (85)
                                                             -------    -------
               Net cash (used in) operating activities          (504)      (750)
                                                             -------    -------
Cash flows from investing activities:
    Contingent payments for acquisitions                         (47)       (26)
    Purchases of property and equipment                           (2)        (2)
    Payments for patents and trademarks                          (68)       (82)
                                                             -------    -------
        Net cash (used in) investing activities                 (117)      (110)
                                                             -------    -------
Cash flows from financing activities:
    Preferred stock dividends paid                                --         (2)
    Proceeds from stock option exercises                          --          4
                                                             -------    -------
        Net cash provided by financing activities                 --          2
                                                             -------    -------
Net (decrease) in cash and cash equivalents                     (621)      (858)
Cash and cash equivalents at beginning of period               2,164      4,059
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 1,543    $ 3,201
                                                             =======    =======


See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 1        BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
              Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. Beginning in fiscal year 2004, the Company's reporting segments were combined into one - Nutritional Products.

              The consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

              For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

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

              Available-for-sale securities consist of ($ in thousands):

                                                               September 30, 2004
                                                       ------------------------------------
                                                                      Gross       Estimated
                                                       Amortized   Unrealized       Fair
                                                          Cost     Gain (loss)      Value
                                                       ---------   -----------    ---------
              U.S. government and agency securities     $2,000          --         $2,000

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

              Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

              The Company applies the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost has been recognized in the condensed consolidated financial statements for its employee stock options, which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, and amortized such costs over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

                                                             Three months ended
                                                                September 30,
                                                               2004       2003
                                                             -------    -------
Net (loss) as reported                                       $(1,227)   $(1,013)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards          (28)       (57)
                                                             -------    -------

Pro forma net (loss)                                         $(1,255)   $(1,070)
                                                             =======    =======

 (Loss) per share:
   Basic and diluted  - as reported                           $(0.03)    $(0.03)
   Basic and diluted - pro forma                              $(0.03)    $(0.03)


Note 4   INVENTORIES

              Inventories at September 30, 2004 and June 30, 2004 consisted of finished goods.


Note 5   (LOSS) PER SHARE

                 Diluted (loss) per share for the three month periods ended September 30, 2004 and 2003, does not reflect the incremental shares from the assumed conversion of stock options and warrants (717,794 and 1,320,193 shares, respectively) as the effect of such inclusion would be antidilutive.


Note 6   SUPPLEMENTAL CASH FLOW INFORMATION

                                                             Three months ended
                                                                September 30,
                                                               2004       2003
                                                             -------    -------
         Supplemental disclosure of cash flow information:
               Cash paid for interest                          $ --      $ --
               Cash paid for income taxes                      $ --      $ --

         Supplemental schedule of non-cash financing activities:
               Obligation for N21 contingent payments          $ 45      $ 33
               Issuance of common stock for conversion of
                 Series G preferred                            $ --      $188

Note 7  LEGAL PROCEEDINGS

                  On March 19,2003, Andrew Wertheim (a former Executive Officer) initiated an arbitration with the American Arbitration Association against the Company in connection with his termination of employment. On July 24, 2004, an arbitrator awarded Mr. Wertheim (1) damages of $268,477 for salary and benefits, (2) $708,750 related to stock options, and (3) interest of $92,151. On November 1, 2004, the United States District Court for the Southern District of New York denied a motion by the Company to vacate the part of the award that relates to the stock options, i.e. $708,750 plus interest. The Company is considering appealing the decision of the District Court.

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

           GENERAL

           The Company's revenues are primarily derived from the sale of proprietary ingredients and the grant of patent licenses related to those ingredients to manufacturers of vitamin and mineral supplements. The fee for the licenses are bundled on an undifferentiated basis with the price that the Company charges for its ingredients.

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

           RESULTS OF OPERATIONS

           Revenues

           Net sales for the three-month period ended September 30, 2004 of $2.7 million increased $0.4 million when compared to $2.3 million for the same period a year ago. The increase is due primarily to increased sales of the Company's Chromax(R) chromium picolinate in the current quarter compared to the same period last year.

           Other revenues were $71 thousand for the three-month period ended September 30, 2004 compared to $50 thousand for the same period a year ago.

           Cost of goods sold

           Cost of goods sold for the three-month period ended September 30, 2004 and September 30, 2003 was $0.6 million, respectively. Gross margin on product sales of 77.2% for the three-month period ended September 30, 2004 increased 1.6 percentage points when compared to the same period a year earlier due to the mix of products sold in the current period as compared to the same period a year ago.

           Research and development expenses

           Research and development expenses were $0.6 million for the three-month period ended September 30, 2004, compared to $0.4 million for the same period a year ago. The increase is due primarily to continued spending to validate new chromium applications.

           Selling, general and administrative expenses (SG&A)

           SG&A expenses for the three-month period ended September 30, 2004 of $2.2 million increased $0.3 million when compared to the same period a year ago. Marketing expenditures, increased legal fees associated with outstanding lawsuits and personnel related expenditures were the primary reason for the increase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Depreciation and amortization

           Depreciation and amortization for the three-month period ended September 30, 2004 was $0.6 million compared to $0.5 million for the same period a year ago.

           Operating Loss

           Operating loss for the three-month period ended September 30, 2004 was $1.2 million compared to an operating loss of $1.0 million for the same period a year ago. Increases in expenses, as noted above, were the primary reasons for the increased operating loss.

           Interest expense and Interest income

           Interest expense, net of interest income for the three-month period ended September 30, 2004 was $2 thousand compared to $0 for the same period a year ago. Levels of cash available for investment in fiscal year 2005 were lower than the comparable period in fiscal year 2004.

           Liquidity and Capital Resources

           Cash and cash equivalents and short-term investments at September 30, 2004 were $3.5 million compared to $4.2 million at June 30, 2004. As of September 30, 2004, the Company had working capital of $2.7 million compared to $3.4 million as of June 30, 2004. Improved collection of trade receivables ($0.3 million), lower inventory levels ($0.3 million) and a reduction in accounts payables and accrued expenses, net ($0.5 million) were the primary reasons for the change.

           During the three months ended September 30, 2004, net cash of $0.5 million was used in operating activities compared to net cash used of $0.8 million for the comparable period a year ago. Improvements in operating assets, net of operating liabilities ($0.5 million), partially offset by a $0.2 million increase in the Company's net loss when compared to the comparable period a year earlier, were the primary reasons for the change.

           During the three-month periods ended September 30, 2004 and September 30, 2003 net cash used for investing activities was $0.1 million respectively.

           During the three-month period ended September 30, 2004, net cash provided by financing activities was $0, compared to net cash provided of $2 thousand in the comparable period a year ago.

           The Company's primary source of financing is cash generated from operations. The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity in the short term. Long-term liquidity is dependent upon achieving future profitability or raising additional financing.

           Future increases in marketing and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators through public or private sales of its securities, including equity securities, or through bank financing.

           Significant Accounting Pronouncements

           The Company has considered all recent accounting pronouncements and has determined that the pronouncements have no material effect on the Company's consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

ITEM 4 - CONTROLS AND PROCEDURES

           The Company's management, with the participation of the Company's Chief Executive and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the
           Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Sec's rules and forms.

           During the quarter ended September 30, 2004, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

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

         On March 19,2003, Andrew Wertheim (a former Executive Officer) initiated an arbitration with the American Arbitration Association against the Company in connection with his termination of employment. On July 24, 2004, an arbitrator awarded Mr. Wertheim (1) damages of $268,477 for salary and benefits, (2) $708,750 related to stock options, and (3) interest of $92,151. On November 1, 2004, the United States District Court for the Southern District of New York denied a motion by the Company to vacate the part of the award that relates to the stock options, i.e. $708,750 plus interest. The Company is considering appealing the decision of the District Court.


ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  31.1     Certifications   of  President  and  Chief  Executive
                           Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certifications of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certifications of the President and Chief Executive Officer and the Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      REPORTS

                  The Company filed one Report on Form 8-K during the fiscal quarter ended September 30, 2004.

                  1. Report dated September 22, 2004 furnishing a copy of a press release of financial results for the fiscal quarter and year ended June 30, 2004.

                               NUTRITION 21, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NUTRITION 21, INC.
                                Registrant


Date:  November 12, 2004        By: /s/ Gail Montgomery
                                    -----------------------------
                                    Gail Montgomery
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Paul Intlekofer
                                    -----------------------------
                                    Paul Intlekofer
                                    Chief Financial Officer and
                                    Senior Vice President, Corporate Development
                                    (Principal Financial Officer)