Form 10-Q
period 2004-12-31
NUTRITION 21 INC
filed 2005-02-14
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to ________________________.

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

           New York                                    11-2653613
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

         4 Manhattanville Road
         Purchase, New York                          10577-2197
----------------------------------------             ----------
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

      Yes |X| No |_|

The number of shares outstanding of Registrant's Common Stock as of February 10, 2005: 38,052,963.

                               NUTRITION 21, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                              PAGE

ITEM 1   Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at December 31, 2004
                   and June 30, 2004                                           3

         Condensed Consolidated Statements of Operations for the three
                   months and six months  ended December 31, 2004 and 2003     5

         Condensed Consolidated Statement of Stockholders' Equity for
                   the six months ended December 31, 2004                      6

         Condensed Consolidated Statements of Cash Flows for the six
                   months ended December 31, 2004 and 2003                     7

         Notes to Condensed Consolidated Financial Statements                  8

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        11

ITEM 3   Quantitative and Qualitative Disclosures
         About Market Risk                                                    13

ITEM 4   Controls and Procedures                                              13

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings                                                    14

ITEM 6   Exhibits                                                             14

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        December 31,    June 30,
                                                                            2004         2004
                                                                           -------      -------
                                                                         (unaudited)    (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                              $   715      $ 2,164

    Short-term investments                                                   2,000        2,000

    Restricted cash                                                          1,225           --

    Accounts receivable (less allowance for doubtful accounts of $10)        1,247        1,342

    Other receivables                                                          128          257

    Inventories                                                                849        1,163

    Prepaid expenses and other current assets                                  356          221
                                                                           -------      -------

         Total current assets                                                6,520        7,147

Property and equipment, net                                                    226          314

Patents, trademarks and other intangibles (net of                            7,878        8,719
accumulated amortization of $16,439 at
December 31, 2004 and $15,444 at June 30, 2004)

Other assets                                                                   187          187
                                                                           -------      -------
TOTAL ASSETS                                                               $14,811      $16,367
                                                                           =======      =======

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 December 31,      June 30,
                                                                     2004           2004
                                                                   --------       --------
                                                                 (unaudited)      (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses                              $  3,577       $  3,687
Contingent payments payable                                              45             47
                                                                   --------       --------
TOTAL LIABILITIES                                                     3,622          3,734
                                                                   --------       --------

Commitments and contingencies


STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares            --             --

Common stock, $0.005 par value, authorized 65,000,000 shares;
    37,991,988 shares issued and outstanding at December 31,
    2004 and at June 30, 2004                                           190            190

Additional paid-in capital                                           67,437         67,367

Accumulated deficit                                                 (56,438)       (54,924)
                                                                   --------       --------

TOTAL STOCKHOLDERS' EQUITY                                           11,189         12,633
                                                                   --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 14,811       $ 16,367
                                                                   ========       ========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                     Three Months Ended               Six Months Ended
                                                                       December 31,                    December 31,
                                                                   2004            2003            2004            2003
                                                               ------------    ------------    ------------    ------------
Net sales                                                      $      2,642    $      2,345    $      5,312    $      4,653
Other revenues                                                        1,011              50           1,082             100
                                                               ------------    ------------    ------------    ------------

TOTAL REVENUES                                                        3,653           2,395           6,394           4,753
Cost of goods sold                                                      672             582           1,282           1,145
                                                               ------------    ------------    ------------    ------------

GROSS PROFIT                                                          2,981           1,813           5,112           3,608

Selling, general and administrative expenses                          2,228           1,912           4,387           3,753
Research and development expenses                                       504             613           1,114           1,041
Depreciation and amortization                                           548             540           1,131           1,079
                                                               ------------    ------------    ------------    ------------
OPERATING (LOSS)                                                       (299)         (1,252)         (1,520)         (2,265)

Interest income                                                          23              11              27              17
Interest expense                                                          6               7              12              13
                                                               ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                               (282)         (1,248)         (1,505)         (2,261)
Income taxes                                                              5              --               9              --
                                                               ------------    ------------    ------------    ------------
NET (LOSS)                                                     $       (287)   $     (1,248)   $     (1,514)   $     (2,261)
                                                               ============    ============    ============    ============
Basic and diluted (loss) per share                             $      (0.01)   $      (0.03)   $      (0.04)   $      (0.06)
                                                               ============    ============    ============    ============
Weighted average number of common shares
 - basic and diluted                                             37,991,988      37,414,189      37,991,988      35,556,970
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

                               NUTRITION 21, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                                       Additional
                                                                                        Paid-In    Accumulated
                                                              Common Stock               Capital      Deficit         Total
                                                              ------------               -------      -------         -----
                                                           Shares
                                                           ------
      Balance at June 30, 2004                             37,991,988    $      190    $   67,367    $  (54,924)    $   12,633
      Charge for stock appreciation rights                         --            --            63            --             63
      Issuance of warrants to purchase 20,000 shares of            --            --             7            --              7
      common stock for services
      Net loss for the period                                      --            --            --        (1,514)        (1,514)
                                                           ----------    ----------    ----------    ----------     ----------
      Balance at December 31, 2004                         37,991,988    $      190    $   67,437    $  (56,438)    $   11,189
                                                           ==========    ==========    ==========    ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                          2004          2003
                                                                                         -------       -------
Cash flows from operating activities:
    Net (loss)                                                                           $(1,514)      $(2,261)
    Adjustments to reconcile net (loss) to net cash (used in) operating activities:
        Depreciation and amortization                                                      1,131         1,079
        Issuance of warrants for services                                                      7            16
        Other non-cash items                                                                  63            35
        Changes in operating assets and liabilities:
           Accounts receivable                                                                95            18
           Other receivables                                                                 129           161
           Inventories                                                                       314           (89)
           Prepaid expenses and other current assets                                        (135)         (118)
           Other assets                                                                       --            11
           Accounts payable and accrued expenses                                            (110)          (39)
                                                                                         -------       -------
               Net cash (used in) operating activities                                       (20)       (1,187)
                                                                                         -------       -------
Cash flows from investing activities:
    Contingent payments for acquisitions                                                     (92)          (59)
    Purchases of property and equipment                                                       (3)           (8)
    Payments for patents and trademarks                                                     (109)         (136)
    Increase in restricted cash                                                           (1,225)           --
    Purchase of investments available for sale                                                --        (2,350)
                                                                                         -------       -------
        Net cash (used in) investing activities                                           (1,429)       (2,553)
                                                                                         -------       -------
Cash flows from financing activities:
    Preferred stock dividends paid                                                            --            (2)
    Proceeds from stock option exercises                                                      --             6
    Net proceeds from private placement                                                       --         3,004
                                                                                         -------       -------
        Net cash provided by financing activities                                             --         3,008
                                                                                         -------       -------

Net (decrease) in cash and cash equivalents                                               (1,449)         (732)
Cash and cash equivalents at beginning of period                                           2,164         4,059
                                                                                         -------       -------
Cash and cash equivalents at end of period                                               $   715       $ 3,327
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

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 1 BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. Beginning in fiscal year 2004, the Company's reporting segments were combined into one - Nutritional Products.

      The condensed consolidated balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

Note 2 SHORT-TERM INVESTMENTS

      Short-term investments consist of debt securities acquired with maturities exceeding three months but less than three years. The Company, in compliance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," has classified all debt securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity. Such securities are reported at cost, which approximates market. The cost of securities sold is based on the specific identification method.

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

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 3 STOCK-BASED COMPENSATION(cont'd)

      The Company applies the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost has been recognized in the condensed consolidated financial statements for its employee stock options, which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, and amortized such costs over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                           Three months ended        Six months ended
                                                            December 31,               December 31,
                                                        2004          2003          2004          2003
                                                      -------       -------       -------       -------
      Net (loss) as reported                          $  (287)      $(1,248)      $(1,514)      $(2,261)
      Deduct:  Total stock-based employee
      compensation expense determined under fair
      value based method for all awards                   (61)          (25)         (122)         (192)
                                                      -------       -------       -------       -------

      Pro forma net (loss)                            $  (348)      $(1,273)      $(1,636)      $(2,453)
                                                      =======       =======       =======       =======

       (Loss) per share:
         Basic and diluted  - as reported             $ (0.01)      $ (0.03)      $ (0.04)      $ (0.06)

         Basic and diluted - pro forma                $ (0.01)      $ (0.03)      $ (0.04)      $ (0.07)

Note 4 INVENTORIES

      Inventories at December 31, 2004 and June 30, 2004 consisted of finished goods.

Note 5 (LOSS) PER SHARE

      Diluted (loss) per share for the three and six month periods ended December 31, 2004 and 2003, does not reflect the incremental shares from the assumed conversion of stock options and warrants (2,004,628 and 1,547,603, and 1,432,538 and 1,765,306 shares, respectively) as the effect of such inclusion would be antidilutive.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 6 SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              Six months ended
                                                                               December 31 ,
                                                                               2004      2003
                                                                               ----      ----
      Supplemental disclosure of cash flow information:
            Cash paid for interest                                             $ --      $ --
            Cash paid for income taxes                                         $  5      $ --

      Supplemental schedule of non-cash financing activities:
            Obligation for N21 contingent payments                             $ 45      $ 36
            Issuance of common stock for conversion of Series G preferred      $ --      $188

Note 7 LEGAL PROCEEDINGS

      On March 19, 2003, Andrew Wertheim (a former Executive Officer) initiated arbitration with the American Arbitration Association against the Company in connection with his termination of employment. On July 24, 2004, an arbitrator awarded Mr. Wertheim damages of (1) $269 for salary and benefits, (2) $709 related to stock options, and (3) interest of $92. On November 1, 2004, the United States District Court for the Southern District of New York denied a motion by the Company to vacate the part of the award that relates to the stock options, i.e. $709 plus interest. On December 10, 2004, the Company appealed the decision of the District Court. On December 13, 2004, the Company deposited $1,225 as security with the Clerk of the District Court, pending final resolution of the matter.

      On March 24, 2004, the Federal Trade Commission ("FTC") sued QVC in the U.S. District Court for the Eastern District of Pennsylvania for weight loss advertising claims that were made on QVC for the Company's Lite Bites(R) products and for claims made on QVC for other products. QVC has in the same lawsuit filed on April 14, 2004, Third-Party Complaints for damages against six parties including the Company (Third-Party Defendants). The FTC and the Third-Party Defendants have filed Motions to Strike QVC's Third-Party Complaints. On February 9, 2005, the Motions to Strike were denied. The Company is considering appealing the denial. The Company discontinued the Lite Bites product line in fiscal year 2003. QVC has not set forth an amount being sought as damages, nor can the Company estimate its exposure.

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

      RESULTS OF OPERATIONS

      Revenues

      Net sales for the three and six month periods ended December 31, 2004 of $2.6 million and $5.3 million, respectively, increased $0.3 million and $0.7 million, respectively, when compared to $2.3 million and $4.6 million, respectively, for the same periods a year ago. The improvement is due primarily to increased sales of the Company's Chromax(R) chromium picolinate products.

      Other revenues were $1.0 million and $1.1 million, respectively, for the three and six-month periods ended December 31, 2004, compared to $50 thousand and $100 thousand for the same periods a year ago. During the quarter ended December 31, 2004, the Company received a non-refundable $1.0 million payment from ImmuCell Corporation for waiving its right to receive potential milestone and royalty payments for a majority of the animal health applications covered by the Company's patented nisin technology.

      Cost of goods sold

      Cost of goods sold for the three and six-month periods ended December 31, 2004 was $0.7 million and $1.3 million, respectively. Gross profit on product sales for the three and six month periods ended December 31, 2004 was 74.6% and 75.9%, respectively, compared to 75.2% and 75.4%, respectively, for the same periods a year ago. The mix of products sold was the primary reason for the change.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Research and development expenses

      Research and development expenses were $0.5 million and $1.1 million, respectively, for the three and six month periods ended December 31, 2004, compared to $0.6 million and $1.0 million, respectively, for the same period a year ago. The increase in the six month period ended December 31, 2004, compared to the comparable period a year ago, is due primarily to continued spending to validate new chromium applications.

      Selling, general and administrative expenses (SG&A)

      SG&A expenses for the three and six month periods ended December 31, 2004 was $2.2 million and $4.4 million, respectively, compared to $1.9 million and $3.8 million, respectively, for the same periods a year ago. Marketingexpenditures, increased legal fees associated with outstanding lawsuits and personnel related expenditures were the primary reasons for the increase.

      Depreciation and amortization

      Depreciation and amortization for the three and six month periods ended December 31, 2004 and December 31, 2003 was $0.5 million and $1.1 million, respectively.

      Operating Loss

      Operating loss for the three and six month periods ended December 31, 2004 was $0.3 million and $1.5 million, respectively, when compared to an operating loss of $1.3 million and $2.3 million, respectively, for the same periods a year ago. The $1.0 million the Company received for waiving its rights to receive potential milestone and royalty payments for a majority of animal health applications covered by patented nisin technology, as noted above, was the primary reason for the improvement.

      Interest expense and Interest income

      Interest income, net of interest expense for the three and six-month periods ended December 31, 2004 was $17 thousand and $15 thousand, respectively, compared to $4 thousand for the same periods a year ago. Levels of cash available for investment in the first three and six months of fiscal year 2005 were higher than the comparable periods in fiscal year 2004.

      Liquidity and Capital Resources

      Unrestricted cash, cash equivalents and short-term investments at December 31, 2004 were $2.7 million compared to $4.2 million at June 30, 2004. As of December 31, 2004, the Company had working capital of $2.9 million compared to $3.4 million as of June 30, 2004. Lower level of inventory was the primary reason for the change.

      During the six month period ended December 31, 2004, net cash of $20 thousand was used in operating activities compared to net cash used of $1.2 million for the comparable period a year ago. A reduction in net loss of $0.7 million and a positive change in inventories of $0.3 million were the primary reasons for the change.

      During the six-month periods ended December 31, 2004 and December 31, 2003 net cash used for investing activities was $1.4 million and $2.6 million, respectively. While no short-term investments were made in the six month period ended December 31, 2004, the Company used cash of $1.2 million as security pending resolution of an appeal.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      During the six month period ended December 31, 2004, no cash was provided by financing activities, compared to net cash provided of $3.0 million, principally from the proceeds from a private placement, in the comparable period a year ago.

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

      Significant Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions including issuances of stock options to employees. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We believe SFAS No. 123(R) may reduce profitability or increase losses in future periods.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

ITEM 4 - CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

      During the quarter ended December 31, 2004, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

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

      On March 19, 2003, Andrew Wertheim (a former Executive Officer) initiated arbitration with the American Arbitration Association against the Company in connection with his termination of employment. On July 24, 2004, an arbitrator awarded Mr. Wertheim damages of (1) $268,477 for salary and benefits, (2) $708,750 related to stock options, and (3) interest of $92,151. On November 1, 2004, the United States District Court for the Southern District of New York denied a motion by the Company to vacate the part of the award that relates to the stock options, i.e. $708,750 plus interest. The Company appealed the decision of the District Court. On December 13, 2004, the Company posted $1.2 million as security with the Clerk of the District Court, pending final resolution of the matter.

      On March 24, 2004, the Federal Trade Commission ("FTC") sued QVC in the U.S. District Court for the Eastern District of Pennsylvania for weight loss advertising claims that were made on QVC for the Company's Lite Bites(R) products and for claims made on QVC for other products. QVC has in the same lawsuit filed on April 14, 2004, Third-Party Complaints for damages against six parties including the Company (Third-Party Defendants). The FTC and the Third-Party Defendants have filed Motions to Strike QVC's Third-Party Complaints. On February 9, 2005, the Motions to Strike were denied. The Company is considering appealing the denial. The Company discontinued the Lite Bites product line in fiscal year 2003. QVC has not set forth an amount being sought as damages, nor can the Company estimate its exposure.

ITEM 6 - EXHIBITS

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

                                                 NUTRITION 21, INC.
                                                 ------------------
                                                    Registrant


Date:  February 14, 2005        By: /s/ Gail Montgomery
                                    -------------------
                                    Gail Montgomery
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Paul Intlekofer
                                    -------------------
                                    Paul Intlekofer
                                    Chief Financial Officer and
                                    Senior Vice President, Corporate Development
                                    (Principal Financial Officer)