Form 10-Q
period 2005-03-31
NUTRITION 21 INC
filed 2005-05-12
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________.

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

        New York                                             11-2653613
------------------------------------                  --------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

     4 Manhattanville Road
     Purchase, New York                                         10577-2197
------------------------------------                  --------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including Area Code:           (914) 701-4500
                                                              --------------

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

         Yes     [X]               No    [_]

The number of shares outstanding of Registrant's Common Stock as of May 10, 2005: 38,136,695.

                               NUTRITION 21, INC.

                                      INDEX

    PART I  FINANCIAL INFORMATION                                                     PAGE
    ------  ---------------------                                                     ----
    ITEM 1  Condensed Consolidated Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets at March 31, 2005 and June 30,
            2004                                                                         3

            Condensed Consolidated Statements of Operations for the three months
            and nine months ended March 31, 2005 and 2004                                5

            Condensed Consolidated Statement of Stockholders' Equity for the nine
            months ended March 31, 2005                                                  6

            Condensed Consolidated Statements of Cash Flows for the nine months
            ended March 31, 2005 and 2004                                                7

            Notes to Condensed Consolidated Financial Statements                         8

    ITEM 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                               11

    ITEM 3  Quantitative and Qualitative Disclosures
            About Market Risk                                                           13

    ITEM 4  Controls and Procedures                                                     13

    PART II OTHER INFORMATION
    ------- -----------------

    ITEM 1  Legal Proceedings                                                           14

    ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds                 14

    ITEM 6  Exhibits                                                                    14

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                          March 31,    June 30,
                                                            2005         2004
                                                        -----------  -----------
                                                        (unaudited)   (Note 1)
ASSETS

Current assets:

    Cash and cash equivalents ........................  $     8,886  $     2,164
    Short-term investments ...........................        2,000        2,000
    Restricted cash ..................................        1,225         --
    Accounts receivable (less allowance for doubtful
    accounts of $10) .................................        1,145        1,342
    Subscriptions receivable .........................          930         --
    Other receivables ................................          191          257
    Inventories ......................................          437        1,163
    Prepaid expenses and other current assets ........          369          221
                                                        -----------  -----------
         Total current assets ........................       15,183        7,147

Property and equipment, net ..........................          213          314

Patents, trademarks and other intangibles
  (net of accumulated amortization of $16,939
  at March 31, 2005 and $15,444 at June 30, 2004) ....        7,463        8,719
Other assets .........................................          824          187
                                                        -----------  -----------

TOTAL ASSETS .........................................  $    23,683  $    16,367
                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             March 31,    June 30,
                                                               2005         2004
                                                            ----------   ----------
                                                            (unaudited)   (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses ....................  $    4,365   $    3,687
Contingent payments payable ..............................          39           47
                                                            ----------   ----------
         Total current liabilities .......................       4,404        3,734

6% Series I convertible preferred stock subject
  to mandatory redemption
                                                                 4,262         --
                                                            ----------   ----------
          Total liabilities ..............................       8,666        3,734
                                                            ----------   ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized
  5,000,000 shares, 9,600 shares issued                             --           --

Common stock, $0.005 par value, authorized 65,000,000
  shares; 38,061,830 shares issued and outstanding at
  March 31, 2005 and 37,991,988 issued and outstanding
  at June 30, 2004 .......................................         190          190

Additional paid-in capital ...............................      73,133       67,367

Accumulated deficit ......................................     (58,306)     (54,924)
                                                            ----------   ----------

          Total stockholders' equity .....................      15,017       12,633
                                                            ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............  $   23,683   $   16,367
                                                            ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                         Three Months Ended           Nine Months Ended
                                                               March 31,                  March 31,

                                                       2005           2004          2005           2004
                                                       ----           ----          ----           ----
Net sales ......................................  $      2,323   $      2,577   $      7,635   $      7,230
Other revenues .................................            71             71          1,153            171
                                                  ------------   ------------   ------------   ------------

TOTAL REVENUES .................................         2,394          2,648          8,788          7,401
Cost of goods sold .............................           658            451          1,940          1,596
                                                  ------------   ------------   ------------   ------------
GROSS PROFIT ...................................         1,736          2,197          6,848          5,805

Selling, general and administrative expenses ...         2,224          2,009          6,611          5,762
Research and development expenses ..............           770            682          1,884          1,723
Depreciation and amortization ..................           596            540          1,727          1,619
                                                  ------------   ------------   ------------   ------------

OPERATING LOSS .................................        (1,854)        (1,034)        (3,374)        (3,299)

Interest income ................................             2             19             29             36

Interest expense ...............................             6              5             18             18
                                                  ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES .......................        (1,858)        (1,020)        (3,363)        (3,281)

Income taxes ...................................            10             --             19             --
                                                  ------------   ------------   ------------   ------------

NET LOSS .......................................  $     (1,868)  $     (1,020)  $     (3,382)  $     (3,281)
                                                  ============   ============   ============   ============


Basic and diluted loss per share ...............  $      (0.05)  $      (0.03)  $      (0.09)  $      (0.09)
                                                  ============   ============   ============   ============


Weighted average number of common shares - basic
and diluted ....................................    38,046,671     37,991,988     38,009,950     36,362,739
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

                               NUTRITION 21, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                               Additional
                                                                                 Paid-In     Accumulated
                                                          Common Stock           Capital       Deficit         Total
                                                   --------------------------  ------------  ------------   ------------

                                                     Shares
                                                     ------
Balance at June 30, 2004 ........................    37,991,988  $        190  $     67,367  $    (54,924)  $     12,633

Charge for stock appreciation rights ............            --            --           143            --            143

Issuance of 2,948,662  warrants and beneficial
  conversion features  related to 6% Series I
  convertible preferred  stock ..................            --            --         5,338            --          5,338

Issuance of warrants to purchase 292,461 shares
  of common stock for services  related to 6%
  Series I convertible preferred stock ..........            --            --           248            --            248

Exercise of stock options .......................         8,867            --             5            --              5

Issuance of stock for compensation ..............        60,975            --            25            --             25

Issuance of warrants to purchase 20,000 shares of
  common stock for services .....................            --            --             7            --              7

Net loss for the period .........................            --            --            --        (3,382)        (3,382)
                                                   ------------  ------------  ------------  ------------   ------------
Balance at March 31, 2005 .......................    38,061,830  $        190  $     73,133  $    (58,306)  $     15,017
                                                   ============  ============  ============  ============   ============

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Nine Months Ended
                                                                  March 31,
                                                               2005      2004
                                                              -------   -------
Cash flows from operating activities:
    Net loss ...............................................  $(3,382)  $(3,281)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization ......................    1,727     1,619
        Issuance of warrants for services ..................        7        16
        Charge for stock appreciation rights ...............      143        29
        Changes in operating assets and liabilities:
           Accounts receivable .............................      197      (220)
           Other receivables ...............................       66       116
           Inventories .....................................      726       125
           Prepaid expenses and other current assets .......     (148)      (84)
           Other assets ....................................       --        11
           Accounts payable and accrued expenses ...........      367      (672)
                                                              -------   -------
               Net cash used in operating activities .......     (297)   (2,341)
                                                              -------   -------
Cash flows from investing activities:
    Contingent payments for acquisitions ...................     (137)      (99)
    Purchases of property and equipment ....................      (35)      (10)
    Payments for patents and trademarks ....................     (206)     (192)
    Redemption of investments available for sale ...........       --     1,350
    Purchase of investments available for sale .............       --    (2,350)
    Increase in restricted cash ............................   (1,225)       --
                                                              -------   -------
                  Net cash used in investing activities ....   (1,603)   (1,301)
                                                              -------   -------
Cash flows from financing activities:
    Preferred stock dividends paid .........................       --        (2)
    Proceeds from stock option exercises ...................        5         6
    Net proceeds from private placement ....................       --     3,005
     Net proceeds from Series I Convertible Preferred Stock,
       net of debt issuance costs ..........................    8,617        --
                                                              -------   -------
                   Net cash provided by financing activities    8,622     3,009
                                                              -------   -------

Net increase (decrease) in cash and cash equivalents .......    6,722      (633)
Cash and cash equivalents at beginning of period ...........    2,164     4,059
                                                              -------   -------
Cash and cash equivalents at end of period .................  $ 8,886   $ 3,426
                                                              =======   =======

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 1      BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
            Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. Beginning in fiscal year 2004, the Company's reporting segments were combined into one - Nutritional Products.

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

Note 3      STOCK-BASED COMPENSATION (cont'd)

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

                                                 Three months ended    Nine months ended
                                                      March 31,           March 31,

                                                   2005      2004      2005      2004
                                                  -------   -------   -------   -------
      Net loss as reported .....................  $(1,868)  $(1,020)  $(3,382)  $(3,281)
      Deduct:  Total stock-based employee
      compensation expense determined under fair
      value based method for all awards ........      (62)      (25)     (186)      (95)
                                                  -------   -------   -------   -------

      Pro forma net  loss ......................  $(1,930)  $(1,045)  $(3,568)  $(3,376)
                                                  =======   =======   =======   =======

       Loss per share:
         Basic and diluted  - as reported ......  $ (0.05)  $ (0.03)  $ (0.09)  $ (0.09)
         Basic and diluted - pro forma .........  $ (0.05)  $ (0.03)  $ (0.09)  $ (0.09)


            As a result of amendments to SFAS No. 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending September 30, 2005.

Note 4      INVENTORIES

            Inventories at March 31, 2005 and June 30, 2004 consist primarily of finished goods.

Note 5      SERIES I CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

            On March 31, 2005, the Company entered into a Securities Purchase Agreement under which the Company sold to private investors 9,600 shares of Series I Convertible Preferred Stock and warrants to purchase 2,948,662 shares of Common Stock for gross proceeds of $9.6 million ($8.7 million in cash and $0.9 million in subscriptions). Each share of Preferred Stock has a stated value of $1,000 per share. The preferred Stock is convertible into common stock at the option of the holders at $1.2535 per share, subject to anti-dilution provisions. Subject to certain conditions, the Company can force conversion of the Preferred Stock if the volume weighted average price of the common stock is at least $3.76 for 20 consecutive trading days. The Preferred Stock pays cumulative dividends at the annual rate of 6%. Dividends are payable in cash, provided that in certain circumstances dividends may be paid in shares of common stock valued at 90% of the then volume weighted average price. The Company must redeem the Preferred Stock at the original issue price plus accrued dividends on March 31, 2009.The Agreement also provides for early redemption of the Preferred Stock on the occurrence of certain default events. The Warrants are exercisable commencing October 1, 2005 and ending on March 31, 2010 at $1.3104 per share subject to anti-dilution provisions and other limitations. The Warrants may be exercised on a cashless basis ( i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price) after March 31, 2006 so long as no registration statement is in effect with respect to the sale of shares issuable upon exercise.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)


Note 5 SERIES I CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION (cont'd)

            At March 31, 2005, the Company recorded a long-term liability, net of debt discount, of $4.3 million for the preferred stock with a resultant increase to additional paid-in capital of $5.3 million, relating to a beneficial conversion feature and the issuance of warrants. Dividends will be classified as interest expense. Related issuance costs will be classified as other assets on the condensed consolidated balance sheet and amortized to interest expense over the term of the convertible preferred stock. In addition, debt discount will accrete and will be charged to interest expense over the term of the convertible preferred stock.


Note 6      LOSS PER SHARE

            Diluted loss per share for the three and nine month periods ended March 31, 2005 and 2004 does not reflect the incremental shares from the assumed conversion of stock options and warrants (2,237,975, 1,868,166, 1,698,860 and 303,471 shares, respectively) as the effect of such inclusion would be anti-dilutive.




Note 7      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          Nine months ended
                                                                              March 31 ,

                                                                             2005     2004
                                                                             ----     ----
      Supplemental disclosure of cash flow information:
            Cash paid for interest ......................................  $   --     $--
                 Cash paid for income taxes .............................  $    5     $--

      Supplemental schedule of non-cash financing activities:
            Obligation for N21 contingent payments ......................  $  129  $   44
            Issuance of common stock for conversion of Series G preferred  $   --  $  188
            Issuance of stock for deferred compensation .................  $   25  $   --
            Debt issuance costs in connection with convertible
              preferred stock ...........................................  $  584     $--
            Subscriptions receivable relating to sale of preferred stock
             (paid in April 2005) .......................................  $  930  $   --


Note 8      LEGAL PROCEEDINGS

            On September 3, 2004, QVC filed a suit against the Company alleging that QVC has the right to return product to the Company and receive a payment of $551,715, and for $5,706 for certain services QVC allegedly rendered to the Company. The Company and QVC have agreed to settle this suit for a payment by the Company of $390,000. This amount has been included in accounts payable and accrued expenses at March 31, 2005.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

            FORWARD-LOOKING STATEMENTS AND RISK FACTORS

            This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and similar expressions identify forward-looking statements. Statements that are "forward-looking statements" are based on current expectations and assumptions that are subject to risks and uncertainties. Actual performance and results could differ materially because of factors such as those set forth under "Risk Factors" in Form S-3/A filed with the Securities and Exchange Commission on April 4, 2005.

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

            RESULTS OF OPERATIONS

            Revenues
            --------

            Net product sales for the three month period ended March 31, 2005 of $2.3 million declined $0.3 million, when compared to $2.6 million, for the same period a year ago. The decline is due primarily to lower sales of the Company's Chromax(R) chromium picolinate products. For the nine month period ended March 31, 2005, net product sales of $7.6 million increased $0.4 million when compared to $7.2 million in the comparable period a year ago. Product sales of Chromax chromium related products for the nine months ended March 31, 2005 continue to exceed the comparable period a year ago.

            Other revenues were $71 thousand and $1.2 million, respectively, for the three and nine-month periods ended March 31, 2005, compared to $71 thousand and $0.2 million for the same periods a year ago. In the nine month period ended March 31, 2005, the Company received a non-refundable $1.0 million payment from ImmuCell Corporation for waiving its right to receive potential milestone and royalty payments for a majority of the animal health applications covered by the Company's patented nisin technology.

            Cost of goods sold
            ------------------

            Cost of goods sold for the three and nine-month periods ended March 31, 2005 was $0.7 million and $1.9 million, respectively, compared to $0.5 million and $1.6 million for the comparable periods a year ago. Gross margin on product sales for the three and nine month periods ended March 31, 2005 was 71.7% and 74.6%, respectively, compared to 82.5% and 77.9%, respectively, for the same periods a year ago. A mix of products sold as well as royalty payments made in connection with the sale of Chromax chromium picolinate products for animal uses were the primary reasons for the change.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


            Selling, general and administrative expenses (SG&A)
            ---------------------------------------------------

            SG&A expenses for the three and nine month periods ended March 31, 2005 was $2.2 million and $6.6 million, respectively, compared to $2.0 million and $5.8 million, respectively, for the same periods a year ago. Marketing expenditures, increased legal fees associated with outstanding lawsuits and personnel related expenditures were the primary reasons for the increase.

            Research and development expenses
            ---------------------------------

            Research and development expenses were $0.8 million and $1.9 million, respectively, for the three and nine month periods ended March 31, 2005, compared to $0.7 million and $1.7 million, respectively, for the same periods a year ago. The increases are due primarily to continued spending to validate new chromium applications

            Depreciation and amortization
            -----------------------------

            Depreciation and amortization for the three and nine month periods ended March 31, 2005 was $0.6 million and $1.7 million, respectively, compared to $0.5 million and $1.6 million, respectively for the same periods a year ago.

            Operating Loss
            --------------

            Operating loss for the three and nine month periods ended March 31, 2005 was $1.9 million and $3.4 million, respectively, when compared to an operating loss of $1.0 million and $3.3 million, respectively, for the same periods a year ago. The increase in operating loss for the three month period ended March 31, 2005, when compared to the same period a year ago, is due primarily to lower net product sales as well as increased cost of goods sold due to royalty payments for sales of Chromax chromium picolinate products for animal uses. In the nine month period ended March 31, 2005, $1.0 million the Company received for waiving its rights to receive potential milestone and royalty payments for a majority of animal health applications covered by patented nisin technology, partially offset the increases in SG&A and research and development expenses, discussed above.

            Interest expense and interest income
            ------------------------------------

            Interest expense, net of interest income for the three month period ended March 31, 2005 was $4 thousand, compared to interest income, net of expense of $14 thousand for the same period a year ago. Levels of cash available for investment in the third quarter of fiscal year 2005 were lower than the comparable period in fiscal year 2004. For the nine month period ended March 31, 2005, interest income, net was $11 thousand compared to $18 thousand for the comparable period a year ago.

            Liquidity and Capital Resources
            -------------------------------

            Unrestricted cash, cash equivalents and short-term investments at March 31, 2005 were $10.9 million compared to $4.2 million at June 30, 2004. As of March 31, 2005, the Company had working capital of $10.8 million compared to $3.4 million as of June 30, 2004. On March 31, 2005, the Company entered into a Securities Purchase Agreement under which the Company sold to private investors 9,600 shares of Series I Convertible Preferred Stock and warrants to purchase 2,948,662 shares of Common Stock for gross proceeds of $9.6 million ($8.7 million in cash and $0.9 million in subscriptions). See Note 5 for further discussion.

            During the nine month period ended March 31, 2005, net cash of $0.3 million was used in operating activities compared to net cash used of $2.3 million for the comparable period a year ago. Increases in accounts payable and accrued expenses of $1.0 million as well as a positive change in inventories of $0.7 million were the primary reasons for the change.

            During the nine-month periods ended March 31, 2005 and 2004, net cash used for investing activities was $1.6 million and $1.3 million, respectively. While no short-term investments were made in the nine month period ended March 31, 2005, the Company used cash of $1.2 million as security pending resolution of an appeal. See Note 8 for further discussion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            During the nine month period ended March 31, 2005, $8.6 million of cash was provided by financing activities, compared $3.0 million of net cash provided in the comparable period a year ago. On March 31, 2005, the Company entered into a Securities Purchase Agreement under which the Company sold to private investors 9,600 shares of 6% Series I Convertible Preferred Stock and Warrants to purchase 2,948,662 shares of Common Stock for gross proceeds of $9.6 million, ($8.7 million in cash and $0.9 million in subscriptions). See Note 5 for further discussion.

            The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity.

            Future increases in marketing and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators through public or private sales of its securities, including equity securities, or through bank financing.

            Significant Accounting Pronouncements
            -------------------------------------

            In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions including issuances of stock options to employees. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We believe SFAS No. 123(R) may reduce profitability or increase losses in future periods .


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.


ITEM 4 - CONTROLS AND PROCEDURES

            The Company's management, with the participation of the Company's Chief Executive and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

            During the quarter ended March 31, 2005, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

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

            On September 3, 2004, QVC filed a suit against the Company alleging that QVC has the right to return product to the Company and receive a payment of $551,715, and for $5,706 for certain services QVC allegedly rendered to the Company. The Company and QVC have agreed to settle this suit for a payment by the Company of $390,000.


ITEM 2 -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On March 31, 2005, the Company sold 9,600 shares of 6% Series I Convertible Preferred Stock and Warrants to purchase 2,948,662 shares of Common Stock for gross proceeds of $9.6 million ($8.7 million in cash and $0.9 million in subscriptions). See 8-K filed April 4, 2005. The sale of the Preferred Stock and Warrants was made to the following individuals and entities: Nordea Bank Danmark A/S; Cross Atlantic Partners IV, K/S; Cross Atlantic Partners V, K/S; Morton Partners; Stuart L. Rudick; Enable Growth Partners; Andrew Ferguson; Lythcott & Company; Kevin H. Livingston; and Midsummer Investment Ltd.

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


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





                                          NUTRITION 21, INC.
                                          ------------------
                                              Registrant






Date:  May 12, 2005        By:   /s/ Gail Montgomery
                                 -------------------
                                 Gail Montgomery
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                                 /s/ Paul Intlekofer
                                 -------------------
                                 Paul Intlekofer
                                 Chief Financial Officer and
                                   Senior Vice President, Corporate Development
                                 (Principal Financial Officer)