Form 10-Q
period 2005-09-30
NUTRITION 21 INC
filed 2005-11-01
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________.

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

           New York                                                11-2653613
----------------------------------------                     -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         4 Manhattanville Road
         Purchase, New York                                        10577-2197
----------------------------------------                     -------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including Area Code:     (914) 701-4500
                                                        --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $.005 per share)
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares outstanding of Registrant's Common Stock as of October 28, 2005: 38,408,747.

                               NUTRITION 21, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                              PAGE
------   ---------------------                                              ----

ITEM 1   Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at September 30, 2005
             and June 30, 2005                                                 3

         Condensed Consolidated Statements of Operations for the three
             months ended September 30, 2005 and 2004                          5

         Condensed Consolidated Statement of Stockholders' Equity for
             the three months ended September 30, 2005                         6

         Condensed Consolidated Statements of Cash Flows for the three
             months ended September 30, 2005 and 2004                          7

         Notes to Condensed Consolidated Financial Statements                  8

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        11

ITEM 3   Quantitative and Qualitative Disclosures
         About Market Risk                                                    13

ITEM 4   Controls and Procedures                                              13

PART II  OTHER INFORMATION
-------  -----------------

ITEM 1   Legal Proceedings                                                    14

ITEM 6   Exhibits                                                             14

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    September 30,      June 30,
                                                                        2005             2005
                                                                        ----             ----
                                                                    (unaudited)        (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                         $  1,808         $    675
    Short-term investments                                               6,000            8,000
    Restricted cash                                                      1,243            1,225
    Accounts receivable (less allowance for doubtful accounts
    and returns of $9)                                                   1,373              779
    Other receivables                                                       89              279
    Inventories                                                            742              582
    Prepaid expenses and other current assets                              637              390
                                                                      --------         --------
         Total current assets                                           11,892           11,930

Property and equipment, net                                                208              249
Patents, trademarks and other intangibles (net of accumulated amortization of $17,956 at September 30, 2005 and $17,446 at
June 30, 2005)                                                           6,601            7,013

Other assets                                                               538              488
                                                                      --------         --------
TOTAL ASSETS                                                          $ 19,239         $ 19,680
                                                                      ========         ========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    September 30,      June 30,
                                                                        2005             2005
                                                                        ----             ----
                                                                    (unaudited)        (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities -- accounts payable and accrued expenses          $  4,153         $  3,929

6% Series I convertible preferred stock subject to mandatory redemption (redemption value $9,511 and $9,600 at September 30,
2005 and June 30, 2005, respectively)                                    5,515            5,324
                                                                      --------         --------
          Total liabilities                                              9,668            9,253
                                                                      --------         --------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
9,600 shares designated as Series I, 9,600 shares issued and 9,511 and 9,600 shares outstanding at September 30, 2005 and June 30,
2005, respectively                                                          --               --

Common stock, $0.005 par value, authorized 100,000,000 shares at September 30, 2005 and 65,000,000 at June 30, 2005;
    38,408,747 shares issued and outstanding at September 30,
    2005 and 38,156,695 issued and outstanding at June 30,
    2005, respectively                                                     192              190
Additional paid-in capital                                              72,485           72,205
Accumulated deficit                                                    (63,106)         (61,968)
                                                                      --------         --------
          Total stockholders' equity                                     9,571           10,427
                                                                      --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 19,239         $ 19,680
                                                                      ========         ========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                      2005             2004
                                                      ----             ----

Net sales                                         $      3,550     $      2,670
Other revenues                                              51               71
                                                  ------------     ------------

TOTAL REVENUES                                           3,601            2,741
Cost of goods sold                                         601              610
                                                  ------------     ------------

GROSS PROFIT                                             3,000            2,131

Selling, general and administrative expenses             2,796            2,159
Research and development expenses                          408              609
Depreciation and amortization                              561              584
                                                  ------------     ------------
OPERATING LOSS                                            (765)          (1,221)
Interest income                                             54                4
Interest expense                                           427                6
                                                  ------------     ------------
LOSS BEFORE INCOME TAXES                                (1,138)          (1,223)

Income taxes                                                --                4
                                                  ------------     ------------

NET LOSS                                          $     (1,138)    $      1,227)
                                                  ============     ============

Basic and diluted loss per common share           $      (0.03)    $      (0.03)
                                                  ============     ============

Weighted average number of common shares
- basic and diluted                                 38,230,086       37,991,988
                                                  ============     ============

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                             Additional
                                                                               Paid-In     Accumulated
                                                   Common Stock                Capital       Deficit         Total
                                                   ------------                -------       -------         -----

                                                   Shares
                                                   ------
Balance at June 30, 2005                         38,156,695    $      190    $   72,205    $  (61,968)    $   10,427

Charge for stock appreciation rights                     --            --            24            --             24

Conversion of 89 shares of Series I preferred
stock to shares of common stock                      71,073             1            50            --             51

Issuance of stock for dividends on Series I
preferred stock                                     154,743             1           143            --            144

Stock-based compensation expense                         --            --            49            --             49

Exercise of stock options                            26,236            --            14            --             14

Net loss for the period                                  --            --            --        (1,138)        (1,138)
                                                 ----------    ----------    ----------    ----------     ----------

Balance at September 30, 2005                    38,408,747    $      192    $   72,485    $  (63,106)    $    9,571
                                                 ==========    ==========    ==========    ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                       2005        2004
                                                                                       ----        ----
Cash flows from operating activities:
    Net loss                                                                         $(1,138)    $(1,227)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation of property and equipment                                            51          45
        Amortization of intangibles                                                      510         539
        Accretion of preferred stock and amortization of deferred financing costs        275          --
        Series I preferred stock dividend charged as interest expense                    144          --
        Stock-based compensation expense                                                  49          --
        Charge for stock appreciation rights                                              24          37
        Changes in operating assets and liabilities:
           Accounts receivable                                                          (594)        301
           Other receivables                                                             190         200
           Inventories                                                                  (160)        267
           Prepaid expenses and other current assets                                    (247)       (117)
           Accounts payable and accrued expenses                                         188        (549)
                                                                                     -------     -------
               Net cash used in operating activities                                    (708)       (504)
                                                                                     -------     -------

Cash flows from investing activities:
    Contingent payments for acquisitions                                                 (31)        (47)
    Purchases of property and equipment                                                  (10)         (2)
    Payments for patents and trademarks                                                  (31)        (68)
    Redemption of investments available for sale                                       2,000          --
    Increase in restricted cash                                                          (18)         --
                                                                                     -------     -------

                  Net cash provided by (used in) investing activities                  1,910        (117)
                                                                                     -------     -------
Cash flows from financing activities:
    Proceeds from stock option exercises                                                  14          --
     Additional issuance costs related to Series I preferred stock                       (83)         --
                                                                                     -------     -------
                   Net cash used in financing activities                                 (69)         --
                                                                                     -------     -------

Net increase (decrease) in cash and cash equivalents                                   1,133        (621)
Cash and cash equivalents at beginning of period                                         675       2,164
                                                                                     -------     -------
Cash and cash equivalents at end of period                                           $ 1,808     $ 1,543
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

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 1 BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The Company reports on the basis that it is one business segment.

      The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Note 2 SHORT-TERM INVESTMENTS

      Investments in marketable debt securities with maturities beyond one year are classified as current assets because of their highly liquid nature. All short-term investments are classified as available for sale and are recorded at market value. Realized gains and losses are determined using the specific identification method. Unrealized gains and losses would be reflected in Accumulated Other Comprehensive Income, if material.

      Short-term investments are comprised as follows (in thousands):

                                                      September 30,    June 30,
                                                          2005           2005
                                                          ----           ----
      2.03% corporate bond,  maturing 12/22/05           $1,000         $1,000
      3.87% corporate bond, maturing 12/15/06             1,000          1,000
      Variable corporate bond, maturing 05/05/06          1,000          1,000
      Auction rate securities (1)                         3,000          5,000
                                                         ------         ------
                                                         $6,000         $8,000
                                                         ======         ======

      (1) Auction rate securities are instruments whose interest rate or dividends are reset at specific frequencies. The typical reset periods are either 28 or 35 days, but may be as short as seven days or as long as one year.

Note 3 STOCK-BASED COMPENSATION

      Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments" ("SFAS 123R") which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. As a result of the adoption of SFAS 123R the Company, utilizing the Modified Prospective method, recorded a charge of $49,000 in the first quarter of fiscal year 2006 in connection with the issuance of stock options to employees. The effect of applying SFAS 123R on basic and diluted loss per share for the three months ended September 30, 2005, was not material to the financial statements.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 3 STOCK-BASED COMPENSATION (continued)

      For fiscal year 2004, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost had been recognized in the condensed consolidated financial statements for its employee stock options, all of which had an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123R, and amortized such costs over the vesting period, the Company's net loss for the three months ended September 30, 2004 would have been increased to the pro forma amount indicated below:

                                                                   Three months ended
                                                                      September 30,
                                                                          2004
                                                                          ----
      Net loss as reported                                              $(1,227)
      Deduct: Total stock-based employee compensation expense
      determined under fair value-based method for all awards               (28)
                                                                        -------

      Pro forma net loss                                                $(1,255)
                                                                        =======

       Loss per share:
         Basic and diluted - as reported                                $ (0.03)
         Basic and diluted - pro forma                                  $ (0.03)

      The weighted average fair value of stock options granted in the three months ended September 30, 2004, was determined using the Black Scholes option pricing model with a risk-free interest rate of 3.0%; expected life years of 2.4 and expected volatility of 104.1%.

Note 4 INVENTORIES

      Inventories at September 30, 2005 and June 30, 2005 consist primarily of finished goods.

Note 5 LOSS PER COMMON SHARE

      Diluted loss per common share does not reflect the incremental shares from the assumed conversion of preferred stock, stock options and warrants amounting to 8,820,177 and 717,794, shares for the three month periods ended September 30, 2005 and 2004, respectively, as the effect of such inclusion would be anti-dilutive.

Note 6 SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                            Three months ended
                                                                                               September 30,
                                                                                               2005     2004
                                                                                               ----     ----
      Supplemental disclosure of cash flow information:
            Cash paid for interest                                                            $----    $----
            Cash paid for income taxes                                                        $   5    $----

      Supplemental schedule of non-cash financing activities:
            Obligation for N21 contingent payments                                            $  67    $  45
            Noncash issuance of common  shares on conversion of 89 shares of Series I
            convertible preferred stock                                                       $  51    $----

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 7 6% SERIES I CONVERTIBLE PREFERRED STOCK

      At the sole election of the Company, cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock of the Company. Dividends shall be valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company's common stock) immediately prior to the dividend payment date of September 1, 2005. At September 1, 2005, the Company issued 154,743 shares of common stock in lieu of a cash dividend.

Note 8 LEGAL PROCEEDINGS

      In connection with the termination of the employment of Andrew Wertheim (a former executive officer), an arbitrator on July 24, 2004 awarded Mr. Wertheim damages of (1) $269,000 for salary and benefits, (2) $709,000 related to stock options, and (3) interest of $92,000. On November 1, 2004, the United States District Court for the southern District of New York denied a motion by the Company to vacate the part of the award that related to stock options, i.e. $709,000 plus interest. On October 13, 2005, the United States Court of Appeals for the Second Circuit rejected the Company's appeal from the denial of its motion. The Company has decided not to appeal the Second Circuit's decision and will pay the damages and interest awarded by the arbitrator, together with additional interest for the period from July 24, 2004. The Company has charged its results of operations for the damages awarded by the arbitrator prior to the first quarter of fiscal year 2006. On December 31, 2004, the Company deposited $1,225,000 as security for the payment with the Clerk of the District Court. The Company has characterized this security deposit as restricted cash in its financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

      Forward-Looking Statements and Risk Factors

      This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and similar expressions identify forward-looking statements. Statements that are "forward-looking statements" are based on current expectations and assumptions that are subject to risks and uncertainties. Actual performance and results could differ materially because of factors such as those set forth under "Risk Factors" in Form S-3/A filed with the Securities and Exchange Commission on May 31, 2005.

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

      Results of Operations

      Revenues

      Net product sales for the three month period ended September 30, 2005 of $3.6 million increased $0.9 million, when compared to $2.7 million, for the same period a year ago. The increase is due primarily to improved sales of the Company's Chromax(R) chromium picolinate products.

      Other revenues were $51 thousand for the three month period ended September 30, 2005, compared to $71 thousand for the same period a year ago.

      Cost of goods sold

      Cost of goods sold for each of the three month periods ended September 30, 2005 and 2004 was $0.6 million. The gross margin on product sales for the three month period ended September 30, 2005 was 83.1% compared to 77.1% for the same period a year ago, due primarily to the mix of products sold in the quarter ended September 30, 2005.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Selling, general and administrative expenses (SG&A)

      SG&A expenses for the three month period ended September 30, 2005 was $2.8 million compared to $2.2 million for the same period a year ago. Marketing and communications expenditures related to our branded Chromax(R) products were the primary reason for the increase. The adoption of SFAS 123R was immaterial to the results of operations in the fiscal quarter ended September 30, 2005.

      Research and development expenses

      Research and development expenses were $0.4 million for the three month period ended September 30, 2005, compared to $0.6 million for the same period a year ago. The decrease is due primarily to a reduction in spending to validate new chromium applications.

      Depreciation and amortization

      Depreciation and amortization for each of the three month periods ended September 30, 2005 and 2004 was $0.6 million.

      Operating Loss

      Operating loss for the three month period ended September 30, 2005 was $0.8 million compared to an operating loss of $1.2 million for the same period a year ago. The reduction in operating loss for the three month period ended September 30, 2005 is due primarily to increased net product sales.

      Interest expense and interest income

      Interest expense, net of interest income for the three month period ended September 30, 2005 was $0.4 million, compared to interest expense, net of income of $2 thousand for the same period a year ago. Amortization of debt issuance costs, as well as accretion related to the Series I preferred stock of $0.3 million, accounted for the increase.

      Liquidity and Capital Resources

      Unrestricted cash, cash equivalents and short-term investments at September 30, 2005 were $7.8 million compared to $8.7 million at June 30, 2005. As of September 30, 2005, the Company had working capital of $7.6 million compared to $8.0 million as of June 30, 2005.

      During the three month period ended September 30, 2005, net cash of $0.7 million was used in operating activities compared to $0.5 million in the comparable period a year ago. The net cash loss from operating activities for the quarter ended September 30, 2005 of $0.2 million showed an improvement of $0.4 million compared to the net cash loss from operating activities for the quarter ended September 30, 2004 of $0.6 million. Offsetting this improvement was an increase in operating assets and liabilities for the quarter ended September 30, 2005 of $0.6 million compared to the same quarter a year ago.

      During the three month period ended September 30, 2005 net cash provided by investing activities was $1.9 million. The Company redeemed $2.0 million of its short-term investments in the quarter ended September 30, 2005.

      The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity at least through September 30, 2006. Long term liquidity is dependent upon achieving future profitability or raising additional financing.

      Future increases in marketing and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators through public or private sales of its securities, including equity securities, or through bank financing.

      Recently Issued Accounting Pronouncements

      The Company does not expect any recently issued account pronouncements to have a material effect on its financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

Item 4 - Controls and Procedures

      The Company's management, with the participation of the Company's Chief Executive and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

      During the quarter ended September 30, 2005, there have been no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

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

      In connection with the termination of the employment of Andrew Wertheim (a former executive officer), an arbitrator on July 24, 2004 awarded Mr. Wertheim damages of (1) $269,000 for salary and benefits, (2) $709,000 related to stock options, and (3) interest of $92,000. On November 1, 2004, the United States District Court for the Southern District of New York denied a motion by the Company to vacate the part of the award that related to stock options, i.e. $709,000 plus interest. On October 14, 2005, the United States Court of Appeals for the Second Circuit rejected the Company's appeal from the denial of its motion. The Company has decided not to appeal the Court's decision and will pay the damages and interest awarded by the arbitrator, together with additional interest for the period from July 24, 2004.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

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


                                           NUTRITION 21, INC.
                                           ------------------
                                               Registrant


Date: November 1, 2005                 By: /s/ Gail Montgomery
                                           -------------------
                                           Gail Montgomery
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


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