Form 10-Q
period 2005-12-31
NUTRITION 21 INC
filed 2006-02-14
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    ------------------------

                         Commission File Number 0-14983

                               NUTRITION 21, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

           New York                                     11-2653613
-----------------------------------         ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

       4 Manhattanville Road
       Purchase, New York                              10577-2197
-----------------------------------         ------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including Area Code:        (914) 701-4500
                                                      --------------------------

           Securities registered pursuant to Section 12(b) ofthe Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $.005 per share)
                    ----------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past ninety (90) days Yes  X    No
                                               ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer        Non-accelerated filer  X
                        ---                     ---                          ---

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act). Yes     No  X
                                ---    ---

The number of shares outstanding of Registrant's Common Stock as of February 10, 2006: 39,015,160

                               NUTRITION 21, INC.

                                      INDEX


PART I    FINANCIAL INFORMATION                                           PAGE
------    ---------------------                                           ----

ITEM 1    Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at December 31, 2005
          and June 30, 2005                                                3

          Condensed Consolidated Statements of Operations for the three
          and six month periods ended December 31, 2005 and 2004           5

          Condensed Consolidated Statement of Stockholders' Equity for
          the six month period ended December 31, 2005                     6

          Condensed Consolidated Statements of Cash Flows for the six
          month ended December 31, 2005 and 2004                           7

          Notes to Condensed Consolidated Financial Statements             8

ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   11

ITEM 3    Quantitative and Qualitative Disclosures
          About Market Risk                                               13

ITEM 4    Controls and Procedures                                         13

PART II   OTHER INFORMATION
-------   -----------------

ITEM 1    Legal Proceedings                                               14

ITEM 6    Exhibits                                                        14

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                               December 31,           June 30,
                                                                                   2005                 2005
                                                                                   ----                 ----
                                                                                (unaudited)           (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                                       $911                 $ 675
    Short-term investments                                                         6,000                 8,000
    Restricted cash                                                                   --                 1,225
    Accounts receivable (less allowance for doubtful accounts
    and returns of $9)                                                               717                   779
    Other receivables                                                                153                   279
    Inventories                                                                      487                   582
    Prepaid expenses and other current assets                                        511                   390
                                                                                 -------               -------

         Total current assets                                                      8,779                11,930

Property and equipment, net                                                          169                   249

Patents, trademarks and other intangibles (net of accumulated amortization of $18,469 at December 31, 2005 and $17,446 at
June 30, 2005)                                                                     6,158                 7,013

Other assets                                                                         500                   488
                                                                                 -------               -------
TOTAL ASSETS                                                                     $15,606               $19,680
                                                                                 =======               =======

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                December 31,           June 30,
                                                                                   2005                 2005
                                                                                   ----                 ----
                                                                               (unaudited)             (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities -- accounts payable and accrued expenses                      $3,008                $3,929

6% Series I convertible preferred stock subject to mandatory redemption (redemption value $9,511 and $9,600 at December 31,
2005 and June 30, 2005, respectively)                                              5,801                 5,324
                                                                                   -----                 -----
          Total liabilities                                                        8,809                 9,253
                                                                                   -----                 -----
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
9,600 shares designated as Series I, 9,600 shares issued and 9,511 and 9,600 shares outstanding at December 31, 2005 and June 30,
2005, respectively                                                                   ---                  ----

Common stock, $0.005 par value, authorized 100,000,000 shares at December 31, 2005 and 65,000,000 at June 30, 2005;
    38,669,475 shares issued and outstanding at December 31, 2005 and 38,156,695 issued and outstanding at June 30, 2005,
    respectively                                                                     193                   190
Additional paid-in capital                                                        72,813                72,205
Accumulated deficit                                                             (66,209)              (61,968)
                                                                                --------              --------
          Total stockholders' equity                                               6,797                10,427
                                                                                   -----                ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $15,606               $19,680
                                                                                 =======               =======


See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                         Three Months Ended              Six Months Ended
                                                            December 31,                   December 31,
                                                        2005           2004            2005            2004
                                                   ------------    ------------    ------------    ------------

Net sales                                                $1,978          $2,642          $5,528          $5,312
Other revenues                                              121           1,011             172           1,082
                                                   ------------    ------------    ------------    ------------

TOTAL REVENUES                                            2,099           3,653           5,700           6,394
COSTS AND EXPENSES
Cost of revenues                                            651             674           1,276           1,286
Selling, general and administrative expenses              3,153           2,225           5,925           4,383
Research and development expenses                           420             505             828           1,114
Depreciation and amortization                               575             548           1,136           1,131
                                                   ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES                                  4,799           3,952           9,165           7,914

OPERATING LOSS                                           (2,700)           (299)         (3,465)         (1,520)
Interest income                                              75              23             129              27
Interest expense                                            473               6             900              12
                                                   ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                 (3,098)           (282)         (4,236)         (1,505)

Income taxes                                                  5               5               5               9
                                                   ------------    ------------    ------------    ------------

NET LOSS                                                $(3,103)          $(287)        $(4,241)        $(1,514)
                                                   ============    ============    ============    ============

Basic and diluted loss per common share                  ($0.08)         $(0.01)         $(0.11)         $(0.04)
                                                   ============    ============    ============    ============

Weighted average number of common shares - basic
and diluted
                                                     38,490,452      37,991,988      38,360,269      37,991,988
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

                               NUTRITION 21, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                          Additional
                                                                            Paid-In     Accumulated
                                                      Common Stock          Capital       Deficit        Total
                                                      ------------          -------       -------        -----

                                                 Shares

Balance at June 30, 2005                        38,156,695         $190      $72,205     $(61,968)      $10,427

Charge for stock appreciation rights                    --           --           14           --            14

Conversion of 89 shares of Series I preferred
stock to shares of common stock                     71,073            1           50           --            51

Issuance of stock for dividends on Series I
preferred stock                                    370,470            2          285           --           287

Stock-based compensation expense                        --           --          225           --           225

Exercise of stock options                           71,237           --           34           --            34
Net loss for the period                                 --           --           --       (4,241)       (4,241)
                                                ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2005                    38,669,475         $193      $72,813     $(66,209)       $6,797
                                                ==========   ==========   ==========   ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                         2005          2004
                                                                                         ----          ----
Cash flows from operating activities:
    Net loss                                                                           $(4,241)      $(1,514)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation of property and equipment                                              89            45
        Amortization of intangibles                                                      1,047         1,086
        Accretion of preferred stock and amortization of deferred financing costs          599            --
        Series I preferred stock dividend charged as interest expense                      287            --
        Stock-based compensation expense                                                   225            --
        Charge for stock appreciation rights                                                14            --
        Other non-cash items                                                                --            70
        Changes in operating assets and liabilities:
           Accounts receivable                                                              62            95
           Other receivables                                                               126           129
           Inventories                                                                      95           314
           Prepaid expenses and other current assets                                      (121)         (135)
           Accounts payable and accrued expenses                                          (927)         (110)
                                                                                       -------       -------
               Net cash used in operating activities                                    (2,745)          (20)
                                                                                       -------       -------
Cash flows from investing activities:
    Contingent payments for acquisitions                                                   (96)          (92)
    Purchases of property and equipment                                                    (10)           (3)
    Payments for patents and trademarks                                                    (89)         (109)
    Redemption of investments available for sale                                         2,000            --
    Decrease (increase) in restricted cash                                               1,225        (1,225)
                                                                                       -------       -------
                  Net cash provided by (used in) investing activities                    3,030        (1,429)
                                                                                       -------       -------
Cash flows from financing activities:
    Proceeds from stock option exercises                                                    34            --
     Additional issuance costs related to Series I preferred stock                         (83)           --
                                                                                       -------       -------
                   Net cash used in financing activities                                   (49)           --
                                                                                       -------       -------

Net increase (decrease) in cash and cash equivalents                                       236        (1,449)
Cash and cash equivalents at beginning of period                                           675         2,164
                                                                                       -------       -------
Cash and cash equivalents at end of period                                                $911          $715
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

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

  Note 1      BASIS OF PRESENTATION
              ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
              Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The Company reports on the basis that it is one business segment.

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

Note 2        SHORT-TERM INVESTMENTS
              ----------------------
              Investments in marketable debt securities with maturities beyond one year are classified as current assets because of their highly-liquid nature. All short-term investments are classified as available for sale and are recorded at market value. Realized gains and losses are determined using the specific identification method. Unrealized gains and losses would be reflected in Accumulated Other Comprehensive Income, if material.

              Short-term investments are comprised as follows (in thousands):

                                                      December 31,    June 30,
                                                             2005       2005
                                                             ----       ----
              2.03% corporate bond,  maturing 12/22/05     $   --     $1,000
              3.87% corporate bond, maturing 12/15/06       1,000      1,000
              Variable corporate bond, maturing 05/05/06    1,000      1,000
              Auction rate securities (1)                   4,000      5,000
                                                           ------     ------
                                                           $6,000     $8,000
                                                           ======     ======


              (1)Auction rate securities are instruments whose interest rate or dividends are reset at specific frequencies. The typical reset periods are either 28 or 35 days, but may be as short as seven days or as long as one year.

  Note 3      STOCK-BASED COMPENSATION
              ------------------------

              Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R") which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuances of stock options to employees. As a result of the adoption of SFAS 123R utilizing the Modified Prospective method, the Company recorded charges of $176,000 in the second quarter ended December 31, 2005 and $225,000 in the first six months of fiscal year 2006.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)



  Note 3      STOCK-BASED COMPENSATION (continued)
              ------------------------------------

              For fiscal year 2005, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost had been recognized in the condensed consolidated financial statements in fiscal year 2005 for employee stock options, all of which had an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123R, and amortized such costs over the vesting period, the Company's net loss for the three and six months ended December 31, 2004 would have been increased to the pro forma amounts indicated below:


                                                                               Three Months Ended         Six Months Ended
                                                                                  December 31,              December 31,
                                                                                      2004                      2004
                                                                                      ----                      ----
              Net loss as reported                                                   $(287)                   $(1,514)
              Deduct:  Total stock-based employee compensation expense
              determined under fair value-based method for all awards                  (61)                      (122)
                                                                                     ------                   --------

              Pro forma net loss                                                     $(348)                   $(1,636)
                                                                                     ======                   ========

               Loss per share:
                 Basic and diluted  - as reported                                   $(0.01)                   $(0.04)
                 Basic and diluted - pro forma                                      $(0.01)                   $(0.04)


              The weighted average fair value of stock options granted in the three and six months ended December 31, 2005 was determined using the Black Scholes option pricing model with a risk-free interest rate of 4.5%; expected life years of 3.0; and expected volatility of 104.4%.

              The weighted average fair value of stock options granted in the three and six months ended December 31, 2004 was determined using the Black Scholes option pricing model with a risk-free interest rate of 3.0%; expected life years of 2.5; and expected volatility of 104.1%.

Note 4        INVENTORIES
              -----------

              Inventories at December 31, 2005 and June 30, 2005 consist primarily of finished goods.

Note 5        LOSS PER COMMON SHARE
              ---------------------

              Diluted loss per common share for the three and six month periods ended December 31, 2005 and 2004 does not reflect the total of any incremental shares related to the assumed conversion of preferred stock, stock options and warrants (9,141,371 and 2,004,628 shares for the three months ended December 31, 2005 and 2004, respectively, and 9,036,458 and 1,432,538 shares for the six months ended December 31, 2005 and 2004, respectively) as the effect of such inclusion would be anti-dilutive.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)


Note 6        SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                        Six months ended
                                                                                                           December 31,

                                                                                                        2005         2004
                                                                                                        ----         ----
         Supplemental disclosure of cash flow information:
               Cash paid for interest                                                                  $----        $----
                    Cash paid for income taxes                                                         $   5        $   5

         Supplemental schedule of non-cash financing activities:
               Obligation for N21 contingent payments                                                  $ 103        $  45
                    Non-cash issuance of common  shares on conversion of 89 shares of Series I
                    convertible preferred stock                                                        $  51        $----



Note 7        6% SERIES I CONVERTIBLE PREFERRED STOCK
              ---------------------------------------

              Cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company. Dividends shall be valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company's common stock) immediately prior to the dividend payment date. For the six month period ended December 31, 2005, the Company has issued 370,470 shares of common stock in lieu of a cash dividend.

Note 8        LEGAL PROCEEDINGS

              In connection with the termination of the employment of Andrew Wertheim (a former executive officer), the Company deposited $1.2 million as security with the Clerk of the District Court for the payment of damages and interest awarded the former executive. The $1.2 million was originally classified as restricted cash in the Company's financial statements. In November 2005, the former executive received $1.1 million of the security deposit and $0.1 million was returned to the Company.

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

           GENERAL

           The Company's revenues are primarily derived from the sale of proprietary ingredients, together with the grant of patent licenses to use the ingredients, to manufacturers of vitamin and mineral supplements. The fees for the licenses are bundled on an undifferentiated basis with the price that the Company charges for its ingredients, since licenses are never sold separately.

           Cost of revenues includes both direct and indirect manufacturing costs. Research and development expenses include internal expenditures as well as expenses associated with third party providers. Selling, general and administrative expenses include salaries and overhead, third party fees and expenses, royalty expenses for licenses and trademarks, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and intangible assets, and amortizes them over periods not to exceed seventeen years.

           RESULTS OF OPERATIONS

           Revenues
           --------

           Net product sales for the three month period ended December 31, 2005 of $2.0 million declined approximately $0.6 million, when compared to $2.6 million, for the same period a year ago. The decrease is due primarily to lower sales of the Company's chromium picolinate products.

           For the six month period ended December 31, 2005, net product sales of $5.5 million increased $0.2 million when compared to $5.3 million for the same period a year ago.

           Other revenues were $0.1 million and $0.2 million, respectively, for the three and six month periods ended December 31, 2005, compared to $1.0 million and $1.1 million, respectively, for the same periods a year ago. A $1.0 million non-refundable payment from ImmuCell Corporation for waiving our rights to receive potential milestone and royalty payments did not recur in the current periods.

           Cost of revenues
           ----------------

           Cost of revenues for the three and six month periods ended December 31, 2005 and 2004 was $0.7 million and $1.3 million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


           Selling, general and administrative expenses (SG&A)
           ---------------------------------------------------

           SG&A expenses for the three and six month periods ended December 31, 2005 were $3.2 million and $5.9 million, respectively, compared to $2.2 million and $4.4 million, respectively, for the same periods a year ago. The current fiscal quarter included a $0.4 million charge as a result of the departure of a former executive officer and others. In addition, marketing and communications expenditures related to our branded Chromax products were $0.6 million greater than the comparable period a year ago.

           For the six months ended December 31, 2005, charges, net, related to the departure of employees of $0.3 million, as well as incremental marketing and communications expenditures related to our chromium picolinate products ($1.1 million), were the primary reasons for the increase. The effect of the adoption of SFAS 123R was a charge of $0.2 million in the three and six month periods ended December 31, 2005.

           Research and development expenses
           ---------------------------------

           Research and development expenses for the three and six month periods ended December 31, 2005 were $0.4 million and $0.8 million, respectively, compared to $0.5 million and $1.1 million, respectively, for the same periods a year ago. The decrease is due primarily to a reduction in spending to validate new chromium applications.

           Depreciation and amortization
           -----------------------------

           Depreciation and amortization for each of the three and six month periods ended December 31, 2005 and 2004 was approximately $0.6 million and $1.1 million, respectively.

           Operating Loss
           --------------

           Operating loss for the three and six month periods ended December 31, 2005 was $2.7 million and $3.5 million, respectively, compared to an operating loss of $0.3 million and $1.5 million, respectively, for the same periods a year ago. For the three month period ended December 31, 2005, lower product sales ($0.7 million), non-recurrence of a non-refundable payment from ImmuCell Corporation ($1.0 million) and incremental operating expenditures ($0.7 million) account for the increase. For the six month period ended December 31, 2005, non-recurrence of a non-refundable payment from ImmuCell Corporation ($1.0 million) and incremental operating expenditures ($0.9 million), primarily related to our branded Chromax products, account for the increase.

           Interest expense and interest income
           ------------------------------------

           Interest expense, net of interest income for the three and six month periods ended December 31, 2005 was $0.4 million and $0.8 million, respectively, compared to interest income, net of expense of $17 thousand and $15 thousand, respectively, for the same periods a year ago. Amortization of debt issuance costs, accretion of preferred stock and the value of common stock issued to pay dividends on preferred stock charged as interest expense account for the increase.

           Liquidity and Capital Resources
           -------------------------------

           Unrestricted cash, cash equivalents and short-term investments at December 31, 2005, were $6.9 million compared to $8.7 million at June 30, 2005. As of December 31, 2005, the Company had working capital of $5.8 million compared to $8.0 million as of June 30, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


           During the six month period ended December 30, 2005, net cash of $2.7 million was used in operating activities, compared to $20 thousand in the comparable period a year ago. An increase of $1.8 million in the net loss adjusted to exclude non-cash operating expenditures combined with a decrease in operating assets and liabilities of $1.0 million account for the change.

           During the six month period ended December 31, 2005 net cash provided by investing activities was $3.0 million. The Company redeemed $2.0 million of its short-term investments in the six month period ended December 31, 2005 and used $1.1 million of restricted cash to settle its legal obligation with a former executive officer.

           The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity at least through December 31, 2006. Long-term liquidity is dependent upon achieving future profitability or raising additional financing.

           Future increases in marketing and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing.

           Recently Issued Accounting Pronouncements
           -----------------------------------------

           The Company does not expect any recently issued accounting pronouncements to have a material effect on its consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

ITEM 4 - CONTROLS AND PROCEDURES

           The Chief Operating Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Operating Officer and Chief Financial Officer concluded that as of that date the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

           During the quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

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

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6  - EXHIBITS

         (A)      EXHIBITS

            31.1        Certification of Chief Operating Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2        Certifications of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certifications of the Chief Operating Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                               NUTRITION 21, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      NUTRITION 21, INC.
                                                          Registrant






Date:  February 14, 2006      By:                 /s/ Paul Intlekofer
                                                  -------------------
                                                  Paul Intlekofer
                                                  Chief Operating Officer and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)