Form 10-Q
period 2006-03-31
NUTRITION 21 INC
filed 2006-05-15
CIK 744962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

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


                                 (914) 701-4500
              (Registrant's telephone number, including Area Code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

                  Class                           Outstanding at May 11, 2006
                  -----                           ---------------------------
Common Stock, $0.005 par value per share              42,474,016 shares

                               NUTRITION 21, INC.

                                      INDEX



    PART I FINANCIAL INFORMATION                                                  PAGE
    ------ ---------------------                                                  ----
    ITEM 1 Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets at March 31, 2006
                            and June 30, 2005                                        3

           Condensed Consolidated Statements of Operations for the three
                            and nine month periods ended March 31, 2006 and 2005     5

           Condensed Consolidated Statement of Stockholders' Equity for
                            the nine month period ended March 31, 2006               6

           Condensed Consolidated Statements of Cash Flows for the nine
                            month periods ended March 31, 2006 and 2005              7

           Notes to Condensed Consolidated Financial Statements                      8

    ITEM 2 Management's Discussion and Analysis of
             Financial Condition and Results of Operations                          13

    ITEM 3 Quantitative and Qualitative Disclosures
           About Market Risk                                                        15

    ITEM 4 Controls and Procedures                                                  15


    PART IIOTHER INFORMATION

    ITEM 1 Legal Proceedings                                                        16

    ITEM 6 Exhibits                                                                 16

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                  March 31, June 30,
                                                                                    2006      2005
                                                                                   -------   -------
                                                                                 (unaudited) (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                                                      $   286   $   675
    Short-term investments                                                           5,000     8,000
    Restricted cash                                                                   --       1,225
    Accounts receivable (less allowance for doubtful accounts and returns of $9)     1,089       779
    Other receivables                                                                  156       279
    Inventories                                                                        798       582
    Prepaid expenses and other current assets                                          663       390
                                                                                   -------   -------
         Total current assets                                                        7,992    11,930
Property and equipment, net                                                            133       249
Patents, trademarks and other intangibles (net of accumulated amortization of
$18,988 at March 31, 2006 and $17,446 at June 30, 2005)                              5,715     7,013

Other assets                                                                           421       488
                                                                                   -------   -------
TOTAL ASSETS                                                                       $14,261   $19,680
                                                                                   =======   =======

See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                 March 31,    June 30,
                                                                                    2006        2005
                                                                                  --------    --------
                                                                                (unaudited)   (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities -- accounts payable and accrued expenses                      $  2,726    $  3,929

6% Series I convertible preferred stock subject to mandatory redemption
(redemption value $8,748 and $9,600 at March 31, 2006 and June 30, 2005,
respectively)                                                                        5,593       5,324
                                                                                  --------    --------
          Total liabilities                                                          8,319       9,253
                                                                                  --------    --------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and
8,748 and 9,600 shares outstanding at March 31, 2006 and June 30, 2005,
respectively                                                                          --          --

Common stock, $0.005 par value, authorized 100,000,000 shares at March 31,
2006 and 65,000,000 at June 30, 2005;
    40,467,323 shares issued and outstanding at March 31, 2006 and 38,156,695
    issued and outstanding at June 30, 2005, respectively                              202         190
Additional paid-in capital                                                          74,279      72,205
Accumulated deficit                                                                (68,539)    (61,968)
                                                                                  --------    --------
          Total stockholders' equity                                                 5,942      10,427
                                                                                  --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 14,261    $ 19,680
                                                                                  ========    ========


See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                            March 31,                       March 31,
                                                       2006           2005            2006             2005
                                                   ------------    ------------    ------------    ------------
Net sales                                          $      2,379    $      2,323    $      7,908    $      7,635
Other revenues                                               82              71             253           1,153
                                                   ------------    ------------    ------------    ------------

TOTAL REVENUES                                            2,461           2,394           8,161           8,788
                                                   ------------    ------------    ------------    ------------
COSTS AND EXPENSES
Cost of revenues                                            584             658           1,861           1,940
Selling, general and administrative expenses              2,605           2,224           8,529           6,611
Research and development expenses                           305             770           1,134           1,884
Depreciation and amortization                               559             596           1,694           1,727
                                                   ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES                                  4,053           4,248          13,218          12,162
                                                   ------------    ------------    ------------    ------------

OPERATING LOSS                                           (1,592)         (1,854)         (5,057)         (3,374)
Interest income                                              48               2             177              29
Interest expense                                            784               6           1,684              18
                                                   ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                 (2,328)         (1,858)         (6,564)         (3,363)

Income taxes                                                  2              10               7              19
                                                   ------------    ------------    ------------    ------------

NET LOSS                                           $     (2,330)   $     (1,868)   $     (6,571)   $     (3,382)
                                                   ============    ============    ============    ============

Basic and diluted loss per common share            $      (0.06)   $      (0.05)   $      (0.17)   $      (0.09)
                                                   ============    ============    ============    ============

Weighted average number of common shares - basic
and diluted                                          39,328,637      38,046,671      38,678,346      38,009,950
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

                               NUTRITION 21, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                             Additional
                                                                              Paid-In     Accumulated
                                                         Common Stock         Capital       Deficit       Total
                                                   -----------------------   ----------   ----------    ----------

                                                    Shares
                                                   ----------
Balance at June 30, 2005                           38,156,695   $      190   $   72,205   $  (61,968)   $   10,427
Charge for stock appreciation rights                   75,582         --             97         --              97

Conversion of 852 shares of Series I convertible
preferred stock to shares of common stock             682,157            4          813         --             817
Issuance of common stock for dividends on Series
I preferred stock                                     490,849            3          424         --             427

Stock-based compensation expense                         --           --            271         --             271

Exercise of stock options and warrants              1,062,040            5          469         --             474
Net loss for the period                                  --           --           --         (6,571)       (6,571)
                                                   ----------   ----------   ----------   ----------    ----------
Balance at March 31, 2006                          40,467,323   $      202   $   74,279   $  (68,539)   $    5,942
                                                   ==========   ==========   ==========   ==========    ==========



          See accompanying notes to condensed consolidated financial statements.

                               NUTRITION 21, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                                     2006       2005
                                                                                    -------    -------
Cash flows from operating activities:
    Net loss                                                                        $(6,571)   $(3,382)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation of property and equipment                                          128        145
        Amortization of intangibles                                                   1,566      1,582
        Accretion of preferred stock and amortization of deferred financing costs     1,198       --
        Series I convertible preferred stock dividend charged as interest expense       427       --
        Stock-based compensation expense                                                271       --
        Charge for stock appreciation rights                                             97        143
        Issuance of warrants for services                                              --            7
        Changes in operating assets and liabilities:
           Accounts receivable                                                         (310)       197
           Other receivables                                                            123         66
           Inventories                                                                 (216)       726
           Prepaid expenses and other current assets                                   (273)      (148)
           Accounts payable and accrued expenses                                     (1,214)       367
                                                                                    -------    -------
               Net cash used in operating activities                                 (4,774)      (297)
                                                                                    -------    -------
Cash flows from investing activities:
    Contingent payments for acquisitions                                               (134)      (137)
    Purchases of property and equipment                                                 (12)       (35)
    Payments for patents and trademarks                                                (123)      (206)
    Redemption of investments available for sale                                      3,000       --
    Decrease (increase) in restricted cash                                            1,225     (1,225)
                                                                                    -------    -------
                  Net cash provided by (used in) investing activities                 3,956     (1,603)
                                                                                    -------    -------
Cash flows from financing activities:
    Proceeds from stock option and warrant exercises                                    474          5
    Proceeds from issuance of Series I convertible preferred stock,
      net of issuance costs                                                            --        8,617
     Additional issuance costs related to Series I convertible preferred stock          (45)      --
                                                                                    -------    -------
                   Net cash provided by financing activities                            429      8,622
                                                                                    -------    -------
Net increase (decrease) in cash and cash equivalents                                   (389)     6,722
Cash and cash equivalents at beginning of period                                        675      2,164
                                                                                    -------    -------
Cash and cash equivalents at end of period                                          $   286    $ 8,886
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

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

  Note 1      BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
              Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The Company reports on the basis that it is one business segment.

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

              Short-term investments are comprised as follows (in thousands):

                                                    March 31,   June 30,
                                                      2006       2005
                                                     ------     ------
        2.03% corporate bond,  maturing 12/22/05     $ --       $1,000
        3.87% corporate bond, maturing 12/15/06       1,000      1,000
        Variable corporate bond, maturing 05/05/06    1,000      1,000
        Auction rate securities (1)                   3,000      5,000
                                                     ------     ------
                                                     $5,000     $8,000
                                                     ======     ======


              (1)Auction rate securities are instruments whose interest rate or dividends are reset at specific frequencies. The typical reset periods are either 28 or 35 days, but may be as short as seven days or as long as one year.

  Note 3      STOCK-BASED COMPENSATION

              In December 2004, the Financial Accounting Standards Board (FAS) revised Statement of Financial Accounting Standards No. 123 (FAS
              123R), "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the US Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of fiscal year 2006.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)


  Note 3      STOCK-BASED COMPENSATION (continued
              -----------------------------------

              Under FAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on July 1, 2006, the first day of the Company's fiscal year, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

              On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

              Share-Based Compensation Information under FAS 123R

              The weighted average estimated fair value of employee stock options granted during the nine months ended March 31, 2006 was $0.51 per share using the Black-Scholes model with the following weighted average assumptions (annualized percentages): Volatility 99.7%; risk-free interest rate 4.7%; dividend yield 0%; post-vesting forfeiture rate 5% and expected life-years-3.0.

              The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company's employee stock options. The Company has not paid, nor does it contemplate paying a dividend in the near future. As such a 0% dividend yield appears appropriate. The post vesting forfeiture rate and the years of expected life are based on the Company's historical option cancellation and employee exercise information, respectively.

              As share-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended March 31, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 5%, based on historical experience.

              For share-based awards granted in fiscal year 2006, the total estimated share-based compensation expense, recognized for each of the three and nine months ended March 31, 2006 was $77,000.

              The Company recorded $46,000 and $194,000, respectively, in share-based compensation expense in the three and nine months ended March 31, 2006 related to share-based awards granted prior to fiscal year 2006.

              At March 31, 2006, total unrecognized compensation cost related to non-vested awards, granted prior to fiscal year 2006 was $192,000, which is expected to be recognized over a weighted average period of 1.6 years.

              A summary of option activity as of March 31, 2006 and changes during the three months then ended is presented below:

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)


  Note 3      STOCK-BASED COMPENSATION (continued)


                                                                                             Weighted-Average   Aggregate
                                                                Shares     Weighted-Average     Remaining     Intrinsic Value
                                 Options                        (000)       Exercise Price    Contractual         ($000)
                                 -------                        -----       --------------    ------------        ------
                                                                                                  Term
                                                                                                  ----
              Outstanding at January 1, 2006                     5,865           $0.89
              Granted                                              100           $1.04
              Exercised                                           (897)          $0.44
              Forfeited or expired                                (104)          $1.59
                                                                 -----
              Outstanding at March 31, 2006                      4,964           $0.91             6.3            $6,156
                                                                 =====           =====             ===            ======
              Exercisable at March 31, 2006                      3,994           $0.96             5.1            $4,753
                                                                 =====           =====             ===            ======

              Pro Forma Information under FAS 123 for Periods Prior to Fiscal
              2006

              Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees" and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Common Stock at the date of grant the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury -stock method. Out-of-the-money stock options were not included in diluted earnings per common share as their effect was anti-dilutive.

              For purposes of pro forma disclosures under FAS 123 for the three and nine month periods ended March 31, 2005, the estimated fair value of the share-based awards was assumed to be amortized over their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and loss per common share were as follows:


                                                    Three Months Ended        Nine Months Ended
                                                          March 31,               March 31,
                                                            2005                    2005
                                                           -------               ---------
Net loss as reported                                       $(1,868)              $  (3,382)
Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards
                                                               (62)                   (186)
                                                           -------               ---------

Pro forma net loss                                         $(1,930)              $  (3,568)
                                                           =======               =========

 Loss per share:
   Basic and diluted  - as reported                        $ (0.05)              $   (0.09)
   Basic and diluted - pro forma                           $ (0.05)              $   (0.09)

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)

Note 4       INVENTORIES

             Inventories at March 31, 2006 and June 30, 2005 consist primarily of finished goods as well as consigned inventory.

Note 5       LOSS PER COMMON SHARE

             Diluted loss per common share for the three and nine month periods ended March 31, 2006 and 2005 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options and warrants (9,304,281 and 9,896,531 shares for the three months ended March 31, 2006 and 2005, respectively, and 8,809,419 and 9,357,416 shares for the nine months ended March 31, 2006 and 2005, respectively) as the effect of such inclusion would be anti-dilutive.

Note 6       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                      Nine months ended
                                                                                          March 31,

                                                                                         2006   2005
                                                                                         ----   ----
Supplemental disclosure of cash flow information:
           Cash paid for income taxes                                                    $  7   $  5

Supplemental schedule of non-cash financing activities:
      Obligation for N21 contingent payments                                             $145   $129
      Debt issuance costs in connection with Series I convertible preferred stock        $--    $584
           Non-cash issuance of common  shares on conversion of 852 shares of Series I
           convertible preferred stock                                                   $817   $--
           Subscriptions receivable relating to sale of preferred stock
           (paid in April 2005)                                                          $--    $930

           Issuance of stock for deferred compensation                                   $--    $ 25


Note 7       6% SERIES I CONVERTIBLE PREFERRED STOCK

             Cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company. Dividends shall be valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company's common stock) immediately prior to the dividend payment date. For the nine month period ended March 31, 2006, the Company issued 490,849 shares of common stock in lieu of a cash dividend.

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

             On September 3, 2004, QVC filed a suit against the Company alleging that QVC has the right to return product to the Company and receive a payment of $551,715, and for $5,706 for certain services QVC allegedly rendered to the Company. The Company and QVC settled this suit for a payment of $390,000 made by the Company on April 20, 2006.

                               NUTRITION 21, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($ in thousands, except share data)
                                   (unaudited)


Note 9     SUBSEQUENT EVENT

           On April 4, 2006, 1,349 shares of Series I preferred stock and associated interest thereon were converted into 1,081,738 shares of the Company's common stock.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

           The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

           Forward-Looking Statements and Risk Factors

           This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and similar expressions identify forward-looking statements. Statements that are "forward-looking statements" are based on current expectations and assumptions that are subject to risks and uncertainties. Actual performance and results could differ materially because of factors such as those set forth under "Risk Factors" in Form S-3 filed with the Securities and Exchange Commission on March 31, 2006.

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

           Cost of revenues includes both direct and indirect manufacturing costs. Research and development expenses include internal expenditures as well as expenses associated with third party providers. Selling, general and administrative expenses include salaries and overhead, third party fees and expenses, and costs associated with the selling of the Company's products. The Company capitalizes patent costs and intangible assets, and amortizes them over periods not to exceed seventeen years.

           Results of Operations

           Revenues

           Net product sales for the three month period ended March 31, 2006 was $2.4 million compared to $2.3 million for the same period a year ago. Sales of the Company's proprietary ingredient, chromium picolinate, account for the improvement in sales.

           For the nine month period ended March 31, 2006, net product sales of $7.9 million increased $0.3 million when compared to $7.6 million for the same period a year ago, due primarily to an improvement in the Company's ingredient sales.

           Other revenues were $82,000 and $71,000 for the three month periods ended March 31, 2006 and 2005, respectively. Other revenues for the nine month period ended March 31, 2006 was $0.3 million, compared to $1.2 million in the same period a year ago. A $1.0 million non-refundable payment from ImmuCell Corporation for waiving our rights to receive potential milestone and royalty payments did not recur in the current periods.

           Cost of revenues

           Cost of revenues for the three and nine month periods ended March 31, 2006 of $0.6 million and $1.9 million, respectively, were comparable to the same periods a year ago, as the mix of products sold was similar in the periods noted above.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (continued)


           Selling, general and administrative expenses (SG&A)

           SG&A expenses for the three and nine month periods ended March 31, 2006 were $2.6 million and $8.5 million, respectively, compared to $2.2 million and $6.6 million, respectively, for the same periods a year ago. The current fiscal quarter included a $0.4 million charge as a result of increased legal expenses associated with the prosecution of a patent infringement lawsuit.

           The increase of $1.9 million in the nine month period ended March 31, 2006, when compared to the same period a year ago, is due primarily to a $0.4 million charge as a result of the departure of a former executive officer and others as well as legal costs of $0.6 million associated with the prosecution of a patent infringement lawsuit. In addition, there were increased marketing and communications expenditures of $0.9 million related to our chromium picolinate products.

           The effect of the adoption of SFAS 123R was a charge of $0.3 million in the nine month period ended March 31, 2006.

           Research and development expenses

           Research and development expenses for the three and nine month periods ended March 31, 2006 were $0.3 million and $1.1 million, respectively, compared to $0.8 million and $1.9 million, respectively, for the same periods a year ago. The decrease is largely due to a reduction in spending to validate new chromium applications.

           Depreciation and amortization

           Depreciation and amortization for each of the three and nine month periods ended March 31, 2006 and 2005 was approximately $0.6 million and $1.7 million, respectively.

           Operating Loss

           Operating loss for the three and nine month periods ended March 31, 2006 was $1.6 million and $5.1 million, respectively, compared to an operating loss of $1.9 million and $3.4 million, respectively, for the same periods a year ago.

           Interest expense and interest income

           Interest expense, net of interest income for the three and nine month periods ended March 31, 2006 was $0.7 million and $1.5 million, respectively, compared to interest expense, net of interest income of $4 thousand for the three months ended March 31, 2005 and interest income, net of expense of $11 thousand for the nine months ended March 31, 2005. Amortization of debt issuance costs, accretion of preferred stock and the value of common stock issued to pay dividends on preferred stock that was charged as interest expense account for the increase.

           Liquidity and Capital Resources

           Unrestricted cash, cash equivalents and short-term investments at March 31, 2006, were $5.3 million compared to $8.7 million at June 30, 2005. As of March 31, 2006, the Company had working capital of $5.3 million compared to $8.0 million as of June 30, 2005.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (continued)

           During the nine month period ended March 31, 2006, net cash of $4.8 million was used in operating activities, compared to $0.3 million in the comparable period a year ago. An increase of $1.5 million in the net loss adjusted to exclude non-cash operating expenditures combined with a net decrease in operating assets and liabilities, net of $3.0 million account for the change.

           During the nine month period ended March 31, 2006 net cash provided by investing activities was $4.0 million. The Company redeemed $3.0 million of its short-term investments in the nine month period ended March 31, 2006 and used $1.2 million of restricted cash to settle its legal obligation with a former executive officer.

           The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity at least through March 31, 2007. Long-term liquidity is dependent upon achieving future profitability or raising additional financing.

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

           Recently Issued Accounting Pronouncements

           The Company does not expect any recently issued accounting pronouncements to have a material effect on its consolidated financial statements in subsequent periods.

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

           An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

           During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

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

         On September 3, 2004, QVC filed a suit against the Company alleging that QVC has the right to return product to the Company and receive a payment of $551,715, and for $5,706 for certain services QVC allegedly rendered to the Company. The Company and QVC settled this suit for a payment by the Company of $390,000 made on April 20, 2006.

Items 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6 - Exhibits

         (a)      Exhibits

                  31.1 Certifications of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certifications of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2  Certification of the Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Ozley Act of 2002.

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





                                       NUTRITION 21, INC.
                                       ------------------
                                       Registrant

Date:  May 15, 2006                    By: /s/ Paul Intlekofer
                                           -------------------
                                           Paul Intlekofer
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)