Form 10-K
period 2006-06-30
NUTRITION 21 INC
filed 2006-09-28
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐No ☒

Indicate by check mark whether the registrant whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filter. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filter ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

As of December 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,290,407 based on the closing sale price as reported on the NASDAQ Capital Market System.

As of September 21, 2006, there were 57,451,823 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORM 10-K REPORT INDEX

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

PART I

Item 1.  BUSINESS

Nutrition 21 is a nutritional biosciences company that develops and markets proprietary and clinically-substantiated nutritional supplements and therapeutics that address significant age-related health care concerns, including obesity, insulin resistance, diabetes, cardiovascular disease, mental health and joint health. Nutrition 21 holds 32 US patents for nutrition products, 22 of which are for chromium compounds and their uses, and more than 65 foreign patents for nutrition products.

Through fiscal year 2006 the Company’s primary focus had been dedicated to the research, development and commercialization of innovative chromium-based nutrition products for use in improving the structure or function of the body, and in the prevention and treatment of metabolic diseases stemming from insulin resistance such as obesity, pre-diabetes, diabetes, depression and cardiovascular disease. In August 2006, the Company entered the omega-3 market through its acquisition of Iceland Health, Inc.

Nutrition 21’s Chromax® chromium picolinate is a form of the essential mineral chromium developed by the USDA. It is the most clinically studied and bioavailable form of chromium. Finished products that incorporate chromium picolinate are marketed to enable consumers to supplement their requirements for essential dietary chromium needs. The Company’s patent portfolio covers all the known uses for supplementing with chromium picolinate.

In fiscal 2006, the Company began a transition from serving primarily as a supplier of chromium picolinate as an ingredient to serving as a supplier of finished goods. Through the summer of 2006, Nutrition 21 entered into distribution agreements directly with mass retailers to supply Chromax branded chromium picolinate. Beginning in the fall, the Company will begin to distribute private label store brand chromium picolinate in finished, bottled form to all the major U.S. food, drug and mass retailers. The Company also developed and has begun to commercialize Diachrome®, a proprietary nutrition product, researched and developed specifically for people with type-2 diabetes.

Iceland Health has developed a leading brand position in the omega-3 market, the fastest growing category in the supplement industry. It owns the exclusive U.S. rights to market and sell fish oil from an Icelandic company which manufactures to pharmaceutical standards utilizing a patented distillation process to remove toxins and dioxins. Iceland Health has marketed its products through direct response channels, including TV infomercials, radio, print, direct mail and internet e-commerce. The Company intends to sell Iceland Health omega-3 products into the retail distribution channel beginning in calendar 2007.

The Company holds patents for several other novel nutrition compounds and uses that provide additional product opportunities for development and commercialization that address additional age related healthcare concerns. Nutrition 21 plans to market certain of these compounds in the future if and when Chromax, Diachrome and Iceland Health are established at retail.

History of the Company

The Company is a New York corporation that was incorporated on June 29, 1983 as Applied Microbiology, Inc. Prior to 1995 the Company focused on the development and commercialization of antibacterial technologies for new drugs. The Company subsequently licensed these technologies to third parties. Beginning in 1995, the Company shifted its focus to developing and marketing nutrition products and ingredients. In 1997 the Company acquired a comprehensive chromium-based patent portfolio based on a picolinate form of chromium that was invented and researched by the United States Department of Agriculture. In 1999, the Company acquired the Lite Bites consumer product line from Optimum Lifestyles, Inc. In August of 2003, the Company discontinued its investment in the Lite Bites product line.

The Company’s Products and Future Products

The Chromium Franchise

The Company currently sells chromium picolinate under its Chromax trademark to vitamin and supplement manufacturers and marketers as well as directly to retailers for its patented uses in human and animal nutrition products. Finished products that incorporate chromium picolinate are marketed to enable consumers to supplement their requirements for essential dietary chromium needs. Daily doses typically range between 50-800 mcg.

The function of insulin, the body’s master metabolic hormone, is in part dependent on chromium that must be supplied through diet or supplementation. Recognizing that a number of the signs and symptoms of diabetes are shared in common with chromium deficiency, a 1999 Congressional mandate urged the National Institutes of Health’s Office of Dietary Supplements (ODS) and the USDA to further evaluate the role of chromium in diabetes. An ODS November, 1999 Chromium and Diabetes Workshop Summary prioritized the research questions that had to be resolved in order to evaluate chromium’s potential role in preventing and/or mitigating diabetes management. In December 2004, Congress passed an Appropriations bill that included Report Language that “chromium picolinate can restore normal glucose metabolism by enhancing insulin sensitivity,” and that encouraged the National Center for Complementary and Alternative Medicine (NCCAM) to expand its chromium research.

According to the American Diabetes Association, 20.8 million people suffer from diabetes; it is the sixth leading cause of death in the U.S. and one of the most costly health problems. Insulin resistance is thought to be a precursor to diabetes and is estimated to affect one in five Americans according to the Journal of American Dietetic Association, February 2004.

Nutrition 21’s core research and development program has followed the ODS research guidelines with the goal of further commercializing its chromium patent estate by expanding chromium use for therapeutic applications in diabetes and other health conditions linked to insulin resistance. On August 25, 2005, the U.S. Food & Drug Administration (FDA), through its Qualified Health Claim (QHC) process, acknowledged there is limited but credible evidence to suggest that chromium picolinate may reduce the risk of insulin resistance, and therefore may possibly reduce the risk of type 2 diabetes. The FDA ruling is the first QHC related to diabetes, and it relates only to chromium picolinate and not other forms of chromium. (See Governmental Regulation.)

In collaboration with both independent and sponsored academic researchers at leading U.S. and international institutions and government agencies, the Company’s research objectives have been to strengthen the substantiation for FDA Qualified Health Claims of broader scope by continuing to:

•	Firmly establish the safety of Chromax chromium picolinate. Chromax chromium picolinate has been affirmed as Generally Recognized as Safe (GRAS) for use in nutritional bars and beverages
•	Firmly establish the mechanism of action of chromium picolinate as an insulin sensitizer in insulin mediated glucose metabolism
•	Confirm a relationship between low chromium status and an increased risk of diabetes and other conditions linked to insulin resistance
•	Use double-blind placebo-controlled trials to continue to demonstrate the potential of its chromium product(s) to safely prevent, mitigate or treat diabetes
•	Explore chromium’s potential role in mitigating or treating symptoms related to mental health issues, such as depression
•	Identify other opportunities to expand the therapeutic use of its chromium technology
•	Communicate the cost and health benefits of chromium-based supplements to secure approval of its product(s) for use as a first line therapy in diabetes management

The Company will continue to publicize the outcomes of these and forthcoming studies in order to increase the demand for sales of stand-alone chromium picolinate as well as its use in vitamin and supplement formulas.

The Company must continue to demonstrate the safety of this product. The following studies, in the Company’s opinion, demonstrate that chromium picolinate is safe.

The United States Government, acting through the National Institutes of Health-National Toxicology Program (“NTP”), has independently evaluated the safety of chromium picolinate with government approved tests. In 2002, the NTP did not find any safety concerns with chromium picolinate, even at high doses.

In 2002 a group of experts consisting of Richard Anderson, Ph.D. (senior scientist, USDA chromium expert), Walter Glinsman, MD (former director from the FDA), and Joseph Borzelleca, Ph.D. (professor emeritus of pharmacology and toxicology from Virginia Commonwealth University) reviewed all existing studies of chromium picolinate and found no safety concerns.

In 1997 United States Department of Agriculture (“USDA”) researchers published results of a high dose chromium picolinate study, concluding that chromium picolinate is safe.

The marketing opportunities for the Company’s chromium picolinate have been enhanced by recent safety announcements issued by the United States Food & Drug Administration (FDA) and the United Kingdom’s Food Standards Agency (FSA).

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

The Company’s Existing Ingredients Business

Since 1997, the Company’s primary business has been to develop and market proprietary ingredients to the vitamin and supplement market for both human and animal applications. Today, Chromax chromium picolinate is the Company’s primary ingredients product.

The Company’s ingredient customers manufacture and distribute chromium picolinate as a stand-alone chromium supplement marketed either under their own private labels for their Vitamin, Mineral and Supplement lines such as Nature Made®, Natures Bounty®, or Sundown®, or under a store brand, such as CVS, Walgreens, or Wal-Mart’s Spring Valley.

Use of the Company’s chromium picolinate, which includes a license from the Company under its patents, is required for all products that consist of or contain chromium picolinate sold in the US for glucose control and its derivative benefits, including cholesterol control and improved body composition, established uses for chromium as chromium picolinate.

Beginning in 2006, Nutrition 21 has begun to limit the sale of chromium picolinate for inclusion in stand-alone products, and will seek itself to supply the private label needs of retailers.

The Company derives additional revenues from the sale and licensing of chromium picolinate to customers who incorporate it and other of the Company’s ingredients into many other finished multi-ingredient nutritional supplement products. These include vitamin/mineral formulas, weight loss and sports nutrition supplements, bars, drink mixes, beverages and other products. These products are sold by the Company’s customers under a variety of brands throughout the world through natural/health food stores, supermarkets, drug stores, and mass merchandisers, and also through direct sales and catalogue sales.

The Company is actively promoting its research findings, as well as the recent FDA pronouncement surrounding the safety of chromium picolinate to functional food manufacturers, including health and consumer product distributors in the U.S. as well as internationally. These provide new market opportunities for the Company’s products.

Based on retail sales data provided by Nutrition Business Journal the calendar 2005 annual US retail market for stand-alone chromium mineral supplements is estimated to be $125 million compared to $119 million for calendar 2004, $106 million for calendar 2003 and $85 million for calendar 2002. Based on SPINS and Information Resources, Inc. (“IRI”) data, more than 80% of US chromium supplements are formulated with the Company’s chromium picolinate, while the rest are manufactured using chromium chloride, chromium polynicotinate or other forms of chromium.

The Company’s chromium picolinate is also sold into the animal feed market for managing the health of breeding sows and their offspring, where it has been shown to improve glucose control in gestating swine. Research outcomes include improved fertility, productivity and recovery for the sows, and stronger and more resilient offspring.

The Company has no long-term purchase or sale commitments with its customers. The Company sells its products on terms that grant its customers a license under the Company’s patents to sell the Company’s chromium picolinate for the particular uses covered by its patents. The fee for this license is bundled on an unallocated basis with the price that the Company charges to its customers for products that the Company sells to them. See “Supply and Manufacturing” for information on manufacturing agreements between the Company and the manufacturers of its principal products.

During each of the fiscal years ended June 30, 2006, 2005 and 2004 respectively, ingredient sales of Chromax chromium picolinate accounted for more than 86%, 74% and 82% of the Company's total revenues. In fiscal year 2006, two customers accounted for 30% of the Company’s total revenues, while in fiscal year 2005, the same two customers accounted for 34% of the Company’s total revenues. In fiscal year 2004, one customer accounted for 35% of the Company’s total revenues.

Chromax®, chromium picolinate branded finished product

The Company had not licensed third parties to use chromium picolinate as a consumer branded mineral supplement. Accordingly, until the Company began to market its premium priced Chromax branded chromium picolinate mineral supplement, the only significant branded products were so-called A-to-Z lines, such as Nature Made and private label store brands, such as CVS chromium picolinate, unlike the calcium market which is now dominated by leading brands such as Caltrate® and Citrical®. To capitalize on the recent research outcomes offering benefits to an aging population, the Company entered into distribution agreements directly with retailers to sell its premium priced Chromax branded chromium picolinate mineral supplement. The Chromax brand will be targeted to consumers interested in preventing health concerns resulting from increased age and obesity that can lead to insulin resistance, including pre-diabetes, diabetes, cardiovascular health, fighting weight gain and controlling carbohydrates. The initial target market for Chromax will be women age 35 to 55. Insulin resistance is an epidemic condition that dramatically increases the risk for type 2 diabetes, coronary heart disease and stroke, estimated to affect one in three Americans, according to The American College of Endocrinology (ACE).

The Company’s distribution agreements with retailers are terminable by either party on notice, and do not require any retailer to purchase any amount of product.

Diachrome®, specifically formulated for people with type-2 diabetes

In addition to its core chromium research and development program, the Company is also commercializing Diachrome® as a nutritional complement to medical treatment for people with type 2 diabetes. It is a patented combination of chromium picolinate and biotin, two nutritional ingredients that work synergistically to enhance blood sugar control and improve blood cholesterol profiles. People with diabetes are known to have lower levels of chromium and biotin than healthy people. Diachrome will be sold as a finished consumer product, initially available at national drug retailers. Early short term small-scale double-blind placebo-controlled peer-reviewed trials have already shown that Diachrome can significantly improve blood sugar and lipid profiles. The study outcomes compare favorably to drugs but without similar side effects. Through a strategic alliance with XLHealth, a disease management company, in December 2004, the Company completed a 447 patient, multi-center trial to confirm these findings. The Company expects to have several publications related to these findings throughout calendar 2007. The Company also commissioned Thomas Jefferson University, which has one of the leading public health policy departments in the country, to translate the XLHealth research outcomes into potential healthcare cost savings if Diachrome were adopted broadly. The pharmacoeconomic analysis was published in Disease Management. Together these are key steps in the Company’s longer term program to secure government and health care approval of Diachrome as a reimbursed first line medical nutrition therapy for all US patients diagnosed with type 2 diabetes.

The Company has secured distribution agreements with leading national retail drug/pharmacy chains and expects further distribution by the end of the calendar year. The Company plans a targeted direct-to-physician marketing and sampling program to managed diabetic populations and also plans to build consumer awareness for its products through a media campaign that leverages research outcomes, in combination with consumer and physician testimonials. Communication of scientific findings will be used to build consensus within the healthcare community regarding the inherent value of the Company’s products.

The Company’s recently acquired Iceland Health omega-3 based franchise

On August 25, 2006, the Company acquired Iceland Health, Inc., which has developed a leading brand position in the omega-3 market, the fastest growing category in the supplement industry since 2003. Iceland Health has the exclusive U.S. rights to market and sell fish oil manufactured by an Icelandic company to pharmaceutical standards utilizing a patented distillation process to remove toxins and dioxins. It has marketed its products through direct response channels including TV infomercials, radio, print, direct mail, and internet e-commerce. The Company intends to sell Iceland Health omega-3 products into the retail distribution channel beginning in calendar 2007.

According to Nutrition Business Journal, total U.S. retail sales of fish oils/omega-3’s for all distribution channels grew from $183 million in 2003 to $262 million in 2004 and to $359 million in 2005.

Future Nutritional Product Development

The Company holds patents for several other novel nutrition compounds and uses that provide additional product opportunities for development and commercialization that address additional age related health care concerns. Nutrition 21 plans to market these products in the future once the Chromax, Diachrome and Iceland Health products are established at retail.

The Company’s Pharmaceutical Licensing Opportunities for its Chromium Technologies

The Company owns or has exclusive licenses to patents for pharmaceutical applications that relate to chromium’s role in treating mental health conditions, such as depression and PMS/PMDD. The Company also has a patent pending related to chromium’s role in mitigating the negative effects caused by drug induced insulin resistance. The Company will seek to out-license the development and marketing of these pharmaceutical products to pharmaceutical companies.

Pharmaceutical Products Licensed to Third Parties

In August 2000, the Company exclusively licensed to Biosynexus Incorporated certain rights to nisin and lysostaphin antibacterial technologies for development and marketing of new drugs for human uses. The licenses provide for milestone payments and royalties to the Company. To date, the Company has received only minimum royalties of $200,000 annually under these licenses.

Based on a license agreement with ImmuCell Corporation, the Company as licensor may become entitled to royalty payments upon commercial sale by ImmuCell of certain skin and environment sanitizers and teat dips for the prevention of mastitis.

Research and Development

During the fiscal years ended June 30, 2006, 2005 and 2004, the Company spent approximately $1.5 million, $2.7 million and $2.4 million, respectively, on research and development. The Company’s research and development program is based on chromium and seeks to discover and substantiate the efficacy and safety of ingredients and products that have a significant nutritional therapeutic value to consumers. The primary research focus over the past few years has been in the area of diabetes, cardiovascular health, and mental health. Discovering the mechanism of action of chromium picolinate and further confirming the beneficial effects of chromium picolinate in people with diabetes have been critical objectives, as well as further differentiating chromium picolinate’s clinical effects versus other forms of chromium.

This research effort has enabled the Company to identify patentable new combinations of chromium and new uses for chromium, and new food systems that can be enhanced by the inclusion of its ingredient systems.

Clinical Studies, Presentations and Publications

The Company from time to time provides funding for clinical studies of its products to evaluate safety, efficacy and mechanism of action, and in other instances supplies chromium picolinate and other products for use in studies for which it provides no funding. The Company believes that positive results in these studies, whether or not funded by it, provide benefits to the Company by furthering acceptance of its products. The Company also makes presentations at various meetings to share research findings and to gain acceptance of its products. The following information summarizes certain of these studies and details of those studies that were funded by the Company. The information also summarizes several recent presentations and publications that relate to the Company’s products.

Studies in progress:

Chromax

The Company has supplied its Chromax chromium picolinate and paid $34,000 to Pennington Biomedical Research Center for a clinical study to evaluate the “Effects of Chromium Picolinate on Food Intake, Satiety, and Eating Attitudes in Overweight Women with Food Cravings.” The purpose of this study is to test the effect of chromium picolinate on food intake, food cravings, eating attitudes, and satiety in healthy, overweight and/or obese, adult women who are determined to be carbohydrate cravers. This study will also test whether chromium supplementation has an extended satiating effect by examining hunger and satiety between lunch and dinner meals.

The Company has supplied its Chromax chromium picolinate and paid $750 to the University of Cincinnati for a clinical study to evaluate the safety and efficacy of “Chromium Supplementation in Cognitive Aging”. The purpose of this study is to evaluate the effect of chromium supplementation on cognitive function in men and women with mild cognitive impairment and age-associated memory impairment.

The Company supplied Chromax chromium picolinate and paid $19,750 to Children’s Hospital Los Angeles for a clinical study entitled “Evaluation of the Improvement in Glycemic Control, Blood Lipid Levels and Other Risk Factors after Daily Supplementation with Chromium Picolinate, in a Pediatric Population Diagnosed with Type 1 Diabetes Mellitus Who are Overweight - A Randomized, Double-Blind, Placebo-Controlled Clinical Trial.” This purpose of this study is to evaluate the effect of supplementation with chromium picolinate on blood glucose control, lipid profiles, body weight and BMI. This study will be the first to provide data on children with type 1 diabetes.

The Company has supplied its Chromax chromium picolinate to Griffin Hospital/Yale School of Medicine for a clinical study funded by the National Institutes of Health to evaluate “Chromium Effects in Impaired Glucose Tolerance.” This study focuses on the effects of chromium picolinate on both measures of glucose tolerance and brachial artery endothelial function.

The Company has supplied its Chromax chromium picolinate to Pennington Biomedical Research Center for a clinical study funded by the National Institutes of Health to evaluate “Chromium and Insulin Action.” This study focuses on the effects of chromium picolinate on glucose metabolism in people with newly diagnosed type 2 diabetes, and will provide the data necessary to generate recommendations for or against routine clinical use in this population.

The Company supplied Chromax chromium picolinate to the University of Pennsylvania for a clinical study funded by the National Institutes of Health entitled “A Double Blind Randomized Controlled Clinical Trial of Chromium Picolinate on Clinical and Biochemical Features of the Metabolic Syndrome.”  This purpose of this study is to evaluate the effect of daily supplementation with chromium picolinate on insulin sensitivity in individuals with metabolic syndrome, and on glucose tolerance tests, HDL-C, triglycerides, body composition, BMI and blood pressure.

The Company has supplied its Chromax chromium picolinate to the University of California, Davis for a clinical study funded by the National Institutes of Health to evaluate the “Effects of Chromium on Progression of Insulin Resistance.” This study focuses on the bioavailability (tissue chromium status) and the efficacy of chromium picolinate and chromium nicotinate in the amelioration of diet-induced insulin resistance and dyslipidemia.

The Company has supplied its Chromax chromium picolinate to the State University of New York at Stony Brook for a clinical study funded by the National Institutes of Health to evaluate “A Novel Therapy for Glucose Intolerance in HIV Disease.” This study focuses on the safety and efficacy of chromium picolinate in the treatment of insulin resistance in HIV disease.

The Company has supplied its Chromax chromium picolinate to the State University of New York at Stony Brook for a clinical study funded by the National Institutes of Health to evaluate “Chromium Treatment of Obesity-Related Insulin Resistance.” This study focuses on the safety and efficacy of chromium picolinate in the treatment of obesity-related insulin resistance and is designed to generate dietary chromium recommendations for reducing the risk of diabetes and associated diseases.

The Company has supplied its Chromax chromium picolinate to the University of California, San Francisco for a clinical study funded by the National Institutes of Health to evaluate “Chromium and insulin resistance.” This study focuses on the safety and efficacy of chromium picolinate in the treatment of insulin resistance in non-obese, non-diabetic subjects.

The Company has supplied its Chromax chromium picolinate to Bastyr University for a clinical study funded by the National Institutes of Health to evaluate a “Pilot Trial of Chromium-Metformin Combination in Type 2 Diabetes.” This study focuses on the effects of chromium picolinate on fasting blood glucose, fasting insulin, HOMA index, and lipid profile: total cholesterol, LDL, HDL, triglycerides, and oral glucose tolerance tests.

Diachrome

The Company has supplied its Diachrome product (Chromax chromium picolinate and biotin) to be used in an open-label program at the University of Chicago, IL entitled, “An Open Label Program To Evaluate the Improvement In Glycemic Control, Lipid Levels, Quality of Life and Healthcare Costs after Daily Administration of Chromium Picolinate and Biotin in Patients with Type 2 Diabetes ”. The program is designed to provide additional data on the effects (90 days) of Diachrome on diabetes risk factors, and is expected to reflect continued improvements in blood glucose control, beta cell function and insulin sensitivity.

Studies Completed in 2006

Chromax

The Company supplied its Chromax chromium picolinate and paid $5,000 to Firat University, Turkey to conduct a preclinical study on the combination of Chromax chromium picolinate and whey protein/meat protein, entitled the “Effect of Chromax and Whey Protein/Meat Protein on Insulin Resistance and Body Composition.” The study was designed to provide data on the effects of Chromax with whey protein/meat protein on diabetes and lipid risk factors, and to test for improvements in blood glucose control, beta cell function and insulin sensitivity. Results of this study showed that a combination of Chromax chromium picolinate and whey protein improved insulin sensitivity and reduced glucose and coronary risk lipids and lipoproteins. The study also showed that compared to meat protein alone, the combination of Chromax and meat protein reduced insulin resistance and improved blood lipids.

The Company supplied its Chromax chromium picolinate and paid $5,000 to Firat University, Turkey to conduct a preclinical study on Chromax chromium picolinate, entitled the “Effect of Chromax on Serotonergic Properties and Improving Insulin Sensitivity.” The study was designed to provide data on the effects of Chromax chromium picolinate on insulin sensitivity, brain insulin, and chromium levels in relation to diabetes and lipid risk factors. Results of this study showed that Chromax chromium picolinate improved insulin sensitivity and improved chromium and insulin levels in the brain.

Diachrome

The Company has supplied its Diachrome product (Chromax chromium picolinate and biotin) and paid $92,000 to conduct an extension phase to the clinical study entitled “A Randomized, Double Blinded, Placebo Controlled, Parallel Arm, Multicenter Study To Evaluate The Improvement In Glycemic Control, Lipid Levels, Quality Of Life And Healthcare Costs After Daily Administration Of Chromium Picolinate And Biotin In Patients With Type 2 Diabetes.” The study was designed to provide additional data on the longer-term effects (90 + 270 days) of Diachrome on diabetes risk factors, and to evaluate for continued improvements in blood glucose control, beta cell function and insulin sensitivity. Results from this study showed that long term supplementation with Diachrome continues to help improve blood sugar levels over a 9 month period and provided additional support for the use of Diachrome as a adjunctive nutritional therapy for people with diabetes.

The Company supplied its Diachrome product (Chromax chromium picolinate and biotin) and paid $10,000 to Firat University, Turkey to conduct a preclinical study, entitled the “Effect of Diachrome on Glucose and Lipid Metabolism.” The study was designed to provide additional data on the effects of Diachrome on diabetes and lipid risk factors, and to test for improvements in blood glucose control, beta cell function and insulin sensitivity. Results of this study showed that Diachrome improved glycemic control and reduced coronary risk lipids and lipoproteins. Histopathology results showed that Diachrome also reduced microvascular complications.

Arginine Silicate Complex

The Company supplied its Arginine Silicate Complex and paid $45,000 USDA Grand Forks to conduct a preclinical study on “The effect of dietary silicon on bone turnover and the inflammatory response may be through an immune response involving osteopontin”. Results from this study showed that the arginine silicate complex has a physiological role that affects the expression or function of the pivotal cytokine osteopontin involved in cellular immune response and bone turnover.

Presentations and Publications in 2006:

A paper entitled “Use of Chromium Picolinate and Biotin in the Management of Type 2 Diabetes: An Economic Analysis” was published in Disease Management. This paper showed the significant improvement in blood glucose levels after taking chromium picolinate plus biotin (Diachrome) for 90 days. Average 3-year cost savings was estimated to range from $1,636 to $5,435 per patient with type 2 diabetes, and up to $42 billion in lifetime savings if Diachrome was used by the 1.17 million newly diagnosed patients.

A paper entitled “Improved Glycemic Control after Diabetes Education and Chromium Picolinate/Biotin Supplementation in Type 2 Diabetes: Results from Patients Experience Pilot Program” was published in Trace Elements and Electrolytes. This paper concluded that chromium picolinate and biotin combination reduced glycosylated hemoglobin and improved blood glucose control in patients with type 2 diabetes.

A paper entitled “A Double-Blind, Placebo-Controlled, Exploratory Trial of Chromium Picolinate in Atypical Depression: Effect on Carbohydrate Craving” was published in the Journal of Psychiatric Practice. This paper concluded that main effect of chromium was on carbohydrate craving and appetite regulation in depressed patients and that chromium picolinate may be beneficial for patients with atypical depression who also have severe carbohydrate craving.
A paper entitled “Effect of Chromium Supplementation on Insulin Resistance and Ovarian and Menstrual Cyclicity in Women with Polycystic Ovary Syndrome” was published in Fertility and Sterility. This paper concluded that in women with polycystic ovary syndrome, chromium picolinate improves glucose tolerance compared with placebo but does not improve ovulatory frequency or hormonal parameters.

A paper entitled “ Chromium Picolinate Improves Insulin Sensitivity in Obese Subjects with Polycystic Ovary Syndrome” was published in Fertility and Sterility. This paper concluded that chromium picolinate, given without change in diet or activity level, caused a 38% mean improvement in glucose disposal rate in obese subjects with polycystic ovary syndrome who were tested with a euglycemic hyperinsulinemic clamp technique.

A paper entitled “Effect of Chromium on the Insulin Resistance in Patients With Type II Diabetes Mellitus” was published in Folia Medica (Plovdiv). This paper concluded that serum concentrations of chromium were significantly lower in diabetic patients than in the healthy individuals used as controls. This paper showed a significant decrease in immune-reactive insulin and the insulin resistance index after a two-month administration of chromium picolinate.

A paper entitled “Effect of Chromium Picolinate on Modified Forced Swimming Test in Diabetic Rats: Involvement of Serotonergic Pathways And Potassium Channels” was published in Basic Clinical Pharmacology Toxicology. This paper concluded that sub-active doses of chromium picolinate and glimeperide showed significant additive effects in modified forced swimming test and reduction in serum glucose concentrations. The additive effects indicate involvement of K(+) channels in antidiabetic and antidepressant actions of chromium picolinate.

A paper entitled “Chromium Picolinate Enhances Skeletal Muscle Cellular Insulin Signaling in Vivo in Obese, Insulin-Resistant JCR:LA-Cp Rats” was published in Journal of Nutrition. This paper was the first to report the in vivo mechanism of action of chromium picolinate on enhancing glucose metabolism through enhancement of insulin-mediated intracellular signaling.

A paper entitled “Chromium Activates Glucose Transporter 4 Trafficking and Enhances Insulin-Stimulated Glucose Transport in 3T3-L1 Adipocytes Via a Cholesterol-Dependent Mechanism” was published in Molecular Endocrinology. These data reveal a novel mechanism by which chromium may enhance GLUT4 trafficking and insulin-stimulated glucose transport.

A paper entitled “Chromium Picolinate, Rather than Biotin, Alleviates Performance and Metabolic Parameters in Heat-Stressed Quail” was published in British Poultry Science. This paper concluded that supplementing the diet with chromium picolinate or chromium picolinate plus biotin decreased excretion of minerals while biotin alone did not effect excretion of minerals. Chromium supplementation, but not biotin supplementation, attenuated the decline in performance and antioxidant status resulting from heat stress.

A paper entitled “Chromium Picolinate Does Not Produce Chromosome Damage In CHO Cells” was published in Mutation Research. This paper concluded that chromium picolinate did not induce structural or numerical chromosome aberrations up to doses that were insoluble in the culture medium.

A paper entitled “Lack of Mutagenicity of Chromium Picolinate in the Hypoxanthine Phosphoribosyltransferase Gene Mutation Assay in Chinese Hamster Ovary Cells” was published in Mutation Research. This paper concluded that chromium picolinate was non-mutagenic in two independent CHO/Hprt assays and in an assay using a 48 h exposure period.

A paper entitled“Effects of Chronic Chromium Picolinate Treatment in Uninephrectomized Rat” was published in Metabolism. This paper concluded that chronic administration of chromium picolinate did not adversely affect renal function. Rather, the treatment improved the ability of the animal to dispose of an acute isotonic saline volume load, suggesting preservation of renal function.

A paper entitled “Effects of Dietary Combination of Chromium and Biotin on Growth Performance, Carcass Characteristics, and Oxidative Stress Markers in Heat-Distressed Japanese Quail” was published in Biological Trace Element Research. This paper concluded that Diachrome could be considered a protective dietary supplement by reducing the negative effects of high environment temperature on performance and oxidative stress in quail.

A paper entitled “Supplementation with Chromium Picolinate Recovers Renal Chromium Concentration and Improves Carbohydrate Metabolism and Renal Function in Type 2 Diabetic Mice” was published in Biological Trace Element Research. This paper concluded that chromium picolinate treatment in diabetic mice reduces the symptoms of hyperglycemia and improves the renal function by recovering renal chromium concentrations.

A paper entitled “A Novel Complex of Arginine-Silicate Improves Micro and Macrovascular Function and Inhibits Glomerular Sclerosis in Insulin-Resistant JCR:LA-Cp Rats” was published in Diabetologia. This paper concluded that the arginine-silicate complex, but not arginine-HCl, normalized the hypercontractile response of the aorta to phenylephrine via an NO-dependent pathway. In addition, the arginine-silicate complex increased coronary vasodilatation in response to bradykinin. Glomerular sclerosis was significantly reduced in rats treated with the arginine-silicate complex.

A paper entitled “Dietary Arginine Silicate Inositol Complex During the Late Laying Period of Quail at Different Environmental Temperatures” was published in British Poultry Science. This paper concluded that arginine silicate supplementation significantly improved egg quality and bone mineralization in quail during the late laying period and did not affect feed consumption or egg production.

A paper entitled “Dietary Arginine Silicate Inositol Complex Improves Bone Mineralization in Quail” was published in British Poultry Science. This paper concluded that supplementation with the arginine silicate complex significantly improved bone mineralization in quail and did not impact feed consumption, body weight gain, or feed efficiency.

A poster entitled “Chromium Picolinate and Biotin Combination Reduces Atherogenic Index Of Plasma in Patients with Type 2 Diabetes” was presented at the International Symposium on Triglycerides and HDL-C. This presentation showed beneficial effects of chromium picolinate and biotin combination (Diachrome) on lowering atherogenic index of plasma in people with type 2 diabetes.

An oral presentation entitled “Nutrients Modulating Metabolic Syndrome Risk Factors” was given at the American Oil Chemists Society. This presentation was on the prevention of metabolic syndrome risk factors (MSRF) with non-pharmacological interventions, such as policosanol, soy proteins, plant stanols and esters, isoflavones, omega 3 fatty acids and chromium.

A poster entitled “Effect of Chromium Picolinate and Biotin Combination as an Adjunctive Nutritional Therapy in Poorly-Controlled Patients with Type 2 Diabetes Mellitus” was presented at the European Association for the Study of Diabetes. This presentation showed that the addition of chromium picolinate and biotin could significantly improve glycemic control in poorly-controlled subjects with type 2 diabetes mellitus.

A poster entitled “Evaluation of Clinical Safety from a Randomized Placebo Controlled Study on the Effects of the Combination of Chromium Picolinate and Biotin on Glycemic Control in People with Type 2 Diabetes” was presented at the American College of Toxicology. This presentation showed that there were no clinically or statistically significant between-group differences observed in adverse events or clinical safety labs (including weight gain, liver enzyme elevations, or reduction in renal clearance).

A poster entitled “ Lack of Genotoxic Activity of Chromium Picolinate” was presented at the University of Maine Chromium Workshop. This presentation showed that chromium picolinate is safe and is not genotoxic.

A poster entitled “Protective Micro and Macro Vascular Effects of Chromium Picolinate in the Prediabetic State” was presented at the Third Annual World Congress of Insulin Resistance Syndrome Congress. This presentation showed that chromium picolinate has marked beneficial effects against micro- and macro-vascular complications even in prediabetic stages of type 2 diabetes. This is evident in the normalization of metabolic status, suggesting direct effects on the endothelial function.

An oral presentation entitled “The Effect Of Dietary Silicon On Bone Turnover and the Inflammatory Response May Be Through an Immune Response Involving Osteopontin” was given at the International Chemical Congress of Pacific Basin Societies. This presentation showed that Si (from Arginine Silicate Complex) has an in vivo physiological role that affects the expression or function of the pivotal cytokine osteopontin involved in cellular immune response and bone turnover

A poster entitled “The Beneficial Effects of Adding Chromium Picolinate and Biotin Supplementation in Elderly Subjects with Type 2 Diabetes Mellitus Subjects and Baseline LDL Cholesterol >100 mg/dL” was presented at the 46th Annual Conference on Cardiovascular Disease Epidemiology and Prevention. This presentation showed the beneficial effects of chromium picolinate and biotin in reducing LDL cholesterol and cardiovascular risk score in patients with type 2 diabetes.

An oral presentation entitled “Effects of Chromium Picolinate and Biotin Supplementation on Insulin Sensitivity and Lipid Profile in Fat-Fed, Streptozotocin-Treated Rats” was given at the Experimental Biology Conference. The presentation showed that the combination of chromium picolinate and biotin might be beneficial for correcting hyperglycemia and reducing diabetes complications.

An oral presentation entitled “Assessment of Diet Quality in Type 2 Diabetes Using the Healthy Eating Index” was given at the Experimental Biology Conference. The presentation validated the Healthy Eating Index as an important tool for nutrition and chronic diseases.

A poster entitled “Cardiovascular Health in Type 2 Diabetes in Relation to Calorie and Fat Intake” was presented at the Nutrition Metabolism Society Conference. The presentation showed that cardiovascular disease symptoms in subjects with type 2 diabetes were correlated with poor diets consisting of high carbohydrate and fat intake combined with low micronutrient intake.

A poster entitled “Effect of Chromium Picolinate/Biotin on Carbohydrate and Lipid Metabolism in a Rat Model of Type II Diabetes” was presented at the 66th Scientific Sessions of the American Diabetes Association. The presentation showed that chromium picolinate and biotin has marked beneficial effects against microvascular complications.

A poster entitled “Long Term Supplementation of Combination of Chromium Picolinate and Biotin Improves Glycosylated Hemoglobin in Type 2 Diabetes Mellitus” was presented at the 66th Scientific Sessions of the American Diabetes Association. The presentation showed that long-term use of a combination of chromium picolinate and biotin was safe and effective for the treatment of poorly controlled type 2 diabetes.

An oral presentation entitled “Chromium Picolinate Supplementation Enhances GLUT-4 Translocation in Skeletal Muscle in Subjects with Type 2 Diabetes” was given at the 66th Scientific Sessions of the American Diabetes Association. The presentation showed that CrPic supplementation in subjects with Type 2 diabetes enhances insulin-stimulated GLUT4 translocation in skeletal muscle.

A poster entitled “Chromium Picolinate Displays Protective Effects Against Insulin-Induced Insulin Resistance” was presented at the 66th Scientific Sessions of the American Diabetes Association. The presentation showed that chromium picolinate corrects plasma membrane abnormalities associated with insulin resistance and promotes insulin-regulated GLUT4 translocation and glucose transport.

A poster entitled “Plasma Membrane Cholesterol Reduction Induced by Chromium Picolinate Improves Insulin Action in 3T3-L1 Adipocytes Cultured under Hyperglycemic Conditions” was presented at the 66th Scientific Sessions of the American Diabetes Association. The presentation showed a novel and significant effect of chromium on cholesterol homeostasis, thus providing an important clue to our understanding of how chromium supplementation might benefit individuals with diabetes.

A poster entitled Effects of Chromium Picolinate in Nondiabetic Patients with Metabolic Syndrome: Results of a Randomized Controlled Trial” was presented at the 66th Scientific Sessions of the American Diabetes Association. The presentation showed that chromium picolinate increases insulin secretion and modestly lowers LDL without improving insulin sensitivity in nondiabetic patients with Metabolic Syndrome.

Studies Completed in 2005:

Chromax

The Company gave a $900,000 research grant to Comprehensive Neuroscience Inc. to conduct a clinical study entitled “The Effects of Chromium Picolinate in Atypical Depression.” The study was a double-blind placebo-controlled trial of Chromax chromium picolinate in people with depression and symptoms that include carbohydrate cravings, weight gain and tiredness. Results from this study suggest that chromium picolinate exerts antidepressant effects in people with carbohydrate cravings and reduces their carbohydrate cravings.

The Company gave a $30,000 research grant to Ohio State University to conduct a clinical study entitled “Acute Comparison of Different Forms of Zinc and Chromium Supplements.” The study was a single-blind trial of Chromax chromium picolinate compared to other forms of chromium in healthy women. Results from this study showed that chromium picolinate was better absorbed than the other forms of chromium tested.

Diachrome

The Company has supplied its Diachrome product (Chromax chromium picolinate and biotin) and paid $1,200,000 to conduct a clinical study that is entitled “A Randomized, Double Blinded, Placebo Controlled, Parallel Arm, Multicenter Study To Evaluate The Improvement In Glycemic Control, Lipid Levels, Quality Of Life And Healthcare Costs After Daily Administration Of Chromium Picolinate And Biotin In Patients With Type 2 Diabetes.” Results from this study show that 90 days of supplementation with Diachrome can help improve blood glucose control and reduce elevated cholesterol levels in people with poorly controlled diabetes.

Presentations and Publications in 2005:

A paper on “Absence of Toxic Effects in F344/N Rats and B6C3F1 Mice Following Subchronic Administration of Chromium Picolinate Monohydrate” was published in Food Chemical Toxicology. This paper concluded that no compound-related changes in hematology and clinical chemistry parameters were observed. There were no histopathological lesions attributed to CPM in rats or mice.

A paper on “Resistive Training and Chromium Picolinate: Effects on Inositols and Liver and Kidney Functions in Older Adults” was published in International Journal of Sports Nutrition and Exercise Metabolism. This paper concluded that chromium picolinate is safe as dietary supplement.

A paper on “Insulin Sensitizing Action of Chromium Picolinate in Various Experimental Models of Diabetes Mellitus” was published in Journal of Trace Element and Medical Biology. This paper concluded that chromium picolinate significantly improves carbohydrate and lipid metabolism and suggests anti-diabetic action.

A scientific review paper on “Role of Chromium in Human Health and in Diabetes” was published in Diabetes Care. This paper concluded that chromium picolinate significantly reduces blood sugar levels and improves insulin sensitivity in type 2 diabetes.

A paper on “Lower Toenail Chromium in Men with Diabetes and Cardiovascular Disease Compared with Healthy Men” was published in Diabetes Care. This paper concluded that diabetic men with CVD have lower toenail chromium than healthy control subjects.

A paper on “Chromium Supplementation Shortens QTc Interval Duration in Patients with Type 2 Diabetes Mellitus” was published in American Heart Journal. This paper concluded that short-term chromium as chromium picolinate supplementation shortens QTc interval in patients with type 2 diabetes mellitus.

A paper on “Effect of Chromium Supplementation on Blood Glucose and Lipid Levels in Type 2 Diabetes Mellitus Elderly Patients” was published in the International Journal of Vitamin Nutrition Research. This paper concluded that chromium picolinate reduced postprandial blood glucose and coronary risk lipids and lipoproteins in elderly patients.

A paper on “Effects of Acute Chromium Supplementation on Postprandial Metabolism in Healthy Young Men” was published in the American College of Nutrition. This paper concluded that acute chromium supplementation showed an effect on postprandial glucose metabolism in most of the subjects.

A poster presentation entitled “Improvement in Glycemic Control, Lipids and Insulin Sensitivity with the Combination of Chromium Picolinate and Biotin in Type 2 Diabetes Mellitus” was given at the 65th Scientific Sessions of American Diabetes Association. This presentation showed beneficial effects of chromium picolinate and biotin combination (Diachrome) on lowering elevated glycosylated hemoglobin (HbA1c), hyperglycemia and dyslipidemia in people with type 2 diabetes.

A poster presentation entitled “Effect of Chromium Picolinate on Body Composition, Insulin Sensitivity, and Glycemic Control in Subjects with Type 2 Diabetes” was given at the 65th Scientific Sessions of American Diabetes Association. This presentation reported CrPic supplementation in subjects with type 2 diabetics significantly improves insulin sensitivity and glucose control. Further, CrPic supplementation significantly attenuated body weight gain and visceral fat accumulation compared to the placebo group.

A poster presentation entitled “Effect of Chromium Picolinate and Biotin Combination on Glycosylated Hemoglobin and Plasma Glucose in Subjects with Type 2 Diabetes Mellitus with Baseline HbA1c ≥ 10%” was given at Endocrine Society Annual Meeting. This presentation reported reductions in glycosylated hemoglobin levels in poorly controlled type 2 diabetes.

A poster presentation entitled “Effect of Chromium Picolinate and Biotin Combination on Coronary Risk Lipids and Lipoproteins in Subjects with non HDL -C (≥130 mg/dL) in Type 2 Diabetes Mellitus” was given at the American Heart Association, Council on Arteriosclerosis, Thrombosis and Vascular biology. This presentation reported beneficial effects of chromium picolinate and biotin combination (Diachrome) on improving coronary risk lipids and lipoproteins in people with type 2 diabetes.

A poster presentation entitled “Comparison of Acute Absorption of Various Types of Chromium Supplement Complexes" was given at a meeting of the Federation of American Societies for Experimental Biology. This presentation reported that chromium picolinate is better absorbed than other chromium complexes used for supplement purposes.

A poster presentation entitled“Dietary Chromium Intake and Risk Factors in Moderately Obese Subjects with Type 2 Diabetes Mellitus” was given at a meeting of the Federation of American Societies for Experimental Biology. This presentation showed dietary chromium intakes and its correlation with diabetes risk factors in type 2 diabetes.

A poster presentation entitled “Effects of Chromium Picolinate and Biotin Supplementation on Urinary Chromium and Diabetes Risk Factors in Moderately Obese Subjects with Type 2 Diabetes Mellitus” was given at a meeting of the Second World Congress on Insulin Resistance Syndrome. This presentation reported that there is a significant relationship between urinary chromium and diabetes risk factors.

A poster presentation entitled “Effect of Chromium Picolinate and Biotin on Post Prandial Hyperglycemia in Moderately Obese Subjects with Type 2 Diabetes Mellitus” was given at The North American Association for the Study of Obesity. This presentation showed that chromium picolinate and biotin combination significantly reduced area under curve glucose and other lipid risk factors.

A poster presentation entitled “Chromium Picolinate Does Not Produce Chromosome Damage in the In Vitro Mammalian Chromosome Aberration Test with CHO Cells” was given at the Environmental Mutagen Society Annual Meeting. This presentation reported that chromium picolinate does not produce chromosome damage and aberration in Chinese hamster ovary cells.

A poster presentation entitled “Lack of Mutagenicity of Chromium Picolinate in the CHO/HGPRT Mutation Assay: Results from Standard Tests and a Test with a 48-Hour Exposure Period” was given at the Environmental Mutagen Society Annual Meeting. This presentation reported that CrPic (as Chromax®) was concluded to be non-mutagenic both in the standard CHO/HGPRT assay and in the test using a 48-hour exposure period.

A poster presentation entitled “Evaluation of Safety in a Clinical Trial Studying the Effects of Chromium Picolinate on Atypical Depression” was given at the Annual Meeting of the American College of Toxicology. This presentation showed that daily oral administration of 600 mcg Cr, as CrPic, is safe and well tolerated with no clinically meaningful differences in AEs, including sexual dysfunction and weight gain, or CIs as compared to placebo.

A presentation entitled “Evaluation of the Genotoxicity and Potential Carcinogenicity of Chromium Picolinate” was given at the Annual Meeting of the Center for Disease Control: The National Institute of Occupational Health. This presentation reported that chromium picolinate is not genotoxic.

Studies Completed in 2004:

Chromax

The Company gave a $121,000 research grant to the University of Connecticut to conduct a clinical study entitled “A Randomized, Double Blinded, Placebo Controlled, Parallel Arm Study to Evaluate the Effect of Chromium Picolinate Supplementation on Glycogen Resynthesis after Exercise”. This study was a double-blind placebo-controlled trial in healthy moderately overweight men, to evaluate if Chromax chromium picolinate could restore muscle glycogen levels after intense exercise. Results from this study are currently being evaluated.

The Company gave a $900,000 research grant to Comprehensive Neuroscience Inc. to conduct a clinical study on “The Effects of Chromium Picolinate in Atypical Depression.” The study was a double-blind placebo-controlled trial of Chromax chromium picolinate in people with depression and symptoms that include carbohydrate cravings, weight gain and tiredness. Results from this study suggest that chromium picolinate exerts antidepressant effects in people with carbohydrate cravings and reduces their carbohydrate cravings.

Diachrome

The Company has supplied its Diachrome product (Chromax chromium picolinate and biotin) and paid $190,000 to conduct a clinical study that is entitled “A Randomized, Double Blinded, Placebo Controlled, Parallel Arm, Study To Evaluate The Improvement In Glycemic Control After Daily Administration Of Chromium Picolinate And Biotin In Patients With Type 2 Diabetes Mellitus.” Results from this study show that 30 days of supplementation with Diachrome can help improve blood glucose control and reduce elevated cholesterol levels in people with poorly controlled diabetes.

Presentations and Publications in 2004:

A paper on “Determining The Safety Of Chromium Tripicolinate For Addition To Foods As A Nutrient Supplement” was published in Food Chemical Toxicology. This paper concluded that chromium picolinate is safe for addition to foods as a supplement.

A poster presentation entitled “Chromium Picolinate And Biotin Combination Improves Blood Sugar Control In People With Type 2 Diabetes” was given at the International Diabetes Federation. This presentation showed beneficial effects of chromium picolinate and biotin combination (Diachrome) on lowering elevated glycosylated hemoglobin (HbA1c) in people with type 2 diabetes.

A poster presentation entitled “Chromium With Biotin Combination Decreases Fasting And Post Prandial Glucose Levels In People With Type 2 Diabetes Mellitus” was given at the North American Association of Study of Obesity. This presentation reported beneficial effects of chromium picolinate and biotin combination (Diachrome) on lowering post prandial and fasting blood glucose levels in people with type 2 diabetes.

A poster presentation entitled “Program Including Chromium Picolinate And Biotin Helps To Improve Glycemic Control In Type 2 Diabetes” was given at the First World Congress on Insulin Resistance Syndrome. This presentation reported beneficial effects of chromium picolinate and biotin combination (Diachrome) on improving glycemic control in people with type 2 diabetes.

A presentation entitled "Improvement in Fasting Blood Glucose with the Combination of Chromium Picolinate and Biotin In Type 2 Diabetes Mellitus" was given at the 64th Annual Scientific Meetings of American Diabetes Association. This presentation reported reductions in fasting blood glucose levels and fructosamine levels in people with type 2 diabetes.

A poster presentation entitled“Chromium Picolinate And Biotin Combination Improves Coronary Risk Factors” was given at AHA Council on Arteriosclerosis, Thrombosis and Vascular Biology 5th Annual Conference meeting. This presentation reported reductions in coronary risk lipids and lipoprotein levels in people with type 2 diabetes.

A poster presentation entitled “The Combination of Chromium Picolinate And Biotin Improves Glycemic Control In Patients With Type 2 Diabetes Mellitus" was given at the 64th Annual Scientific Meetings of American Diabetes Association. This presentation discussed beneficial effects of chromium picolinate and biotin combination (Diachrome) in reducing glycosylated hemoglobin (HbA1c) in people with type 2 diabetes.

A presentation entitled “Chromium and Insulin Resistance” was given at a meeting of the Federation of American Societies for Experimental Biology. This presentation summarized several recent presentations and publications that demonstrate chromium picolinate efficacy and safety.

Studies Completed in 2003:

Chromax

The Company supplied its Chromax chromium picolinate to the University of Vermont for a clinical study that was funded by the American Diabetes Association. The study is entitled “Evaluation of the Effect of Chromium Picolinate in People with Type 2 Diabetes,” and is designed to evaluate the effect of Chromax chromium picolinate on insulin sensitivity in people with type 2 diabetes. The study reported that chromium picolinate supplementation improved glycemic control in people with type 2 diabetes through enhancement of insulin action in cellular signaling.

Presentations and Publications in 2003

An article on “Chromium and Cardiovascular Disease” was published in Advances in Heart Failure (International Academy of Cardiology). This article reviewed the significant beneficial effects of chromium picolinate on coronary heart disease risk factors, such as lipids and lipoproteins, in both animal and human studies.

A poster presentation entitled “Glucose Uptake Of Chromium Picolinate, Chromium Polynicotinate And Niacin” was presented at a meeting of the Federation of American Societies for Experimental Biology. This presentation reported on chromium picolinate enhancement of glucose uptake in skeletal muscle cells.

A poster presentation on “Chromium Picolinate Increases Skeletal Muscle PI3 Kinase Activity in Obese, Hyperinsulinemic JCR:LA Corpulent Rats” was presented at the 63rd annual meeting and scientific sessions of the American Diabetes Association. The presentation reported a mechanism of action by which chromium picolinate enhances insulin activity.

Studies Completed in 2002:

Chromax

The Company gave a $110,000 research grant and supplied Chromax to Duke University to study the “Effectiveness of Chromium Picolinate in Atypical Depression: A Placebo-Controlled Clinical Trial.” Results from this study showed that chromium picolinate helped reduce depression markers. In this study, seventy percent (70%) of chromium picolinate group and zero percent (0%) of placebo group responded to treatment. This study was published in Biological Psychiatry.

Diachrome

The Company gave a $200,000 research grant and supplied Diachrome to the Chicago Center for Clinical Research to conduct a “Study On Chromium With Biotin Decreases Coronary Risk Lipids And Lipoproteins In People With Type 2 Diabetes Ingesting Moderate Carbohydrate Nutritional Beverages.” Results from this trial showed that chromium picolinate and biotin can significantly reduce elevations in blood glucose levels and symptoms of fatigue in people with type 2 diabetes that are consuming a carbohydrate-containing beverage. These findings were presented at the Federation of American Societies for Experimental Biology, and American College of Nutrition.

Presentations and Publications in 2002

A paper entitled “Oral Chromium Picolinate Improves Carbohydrate And Lipid Metabolism And Enhances Skeletal Muscle Glut-4 Translocation In Obese, Hyperinsulinemic (JCR-LA Corpulent) Rats” was published in The Journal of Nutrition 2002. This article reported that chromium picolinate helps in treatment of the insulin resistance syndrome. Chromium picolinate supplementation was also shown to enhance insulin sensitivity, glucose metabolism and blood lipids.

A poster presentation entitled “Antimutagenic Activity Of Chromium Picolinate In The Salmonella Assay” was presented at XIV World Congress of Pharmacology. The presentation reported that chromium picolinate is non-mutagenic.

Governmental Regulation

The U.S. Food and Drug Administration (“FDA”) regulates the labeling and marketing of the Company’s dietary supplements under the Dietary Supplement and Health Education Act (“DSHEA”). Under DSHEA, dietary supplements that were first marketed as dietary supplements after October 1994 require safety approval by the FDA. See “The Company’s Existing Ingredient Business” for further information on the safety of the Company’s products. Under DSHEA, the Company is required to submit for FDA approval claims regarding the effect of its dietary supplements on the structure or function of the body. DSHEA also requires an FDA approval for claims that relate dietary supplements to disease prevention (so-called “health claims").

To enhance its market applications, the Company elected to seek FDA approval for health claims. On August 25, 2005, the FDA recognized chromium picolinate as a safe nutritional supplement that may reduce the risk of insulin resistance and possibly type 2 diabetes. The FDA declined to permit other qualified health claims that were proposed by the Company. The FDA concluded:

“One small study suggests that chromium picolinate may reduce the risk of insulin resistance, and therefore possibly may reduce the risk of type 2 diabetes. FDA concludes, however, that the existence of such a relationship between chromium picolinate and either insulin resistance or type 2 diabetes is highly uncertain.”

The FDA also concluded that chromium picolinate is safe stating the following:

“FDA concludes at this time, under the preliminary requirements of 21 CRF 101.14(b)(3)(ii), that the use of chromium picolinate in dietary supplements as described in the [approved] qualified health claims discussed in section IV is safe and lawful under the applicable provisions of the Act.”

The Federal Trade Commission (“FTC”) regulates product-advertising claims and requires that claims be supported by competent and reliable scientific evidence. Prior to the Company’s acquisition of a California limited partnership called Nutrition 21 (“Nutrition 21 LP”), the FTC opened an inquiry into certain of the claims that Nutrition 21 LP was making for chromium picolinate. The inquiry was terminated by Nutrition 21 LP and the FTC entering into a consent decree that requires that claims be supported by competent and reliable scientific evidence. After the Company acquired Nutrition 21 LP, the Company undertook new clinical studies to support the claims it intended to make for its products. The FTC has subsequently audited the Company’s chromium picolinate advertising and has not found either a lack of competent and reliable scientific evidence or a failure by the Company to comply with the consent decree. The FTC continues to monitor the Company’s advertising and could limit its advertising in ways that could make marketing its products more difficult or result in lost sales.

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

Nutrition Patents

The Company presently has 32 issued US patents and 8 pending US patent applications with foreign equivalents covering novel compositions and therapies directed towards significant health conditions such as cardiovascular disease, depression, polycystic ovary syndrome, both type 1 and type 2 diabetes, and sports nutrition.

Of these patents, 22 U.S. patents and various foreign patents relate to chromium, including composition of matter patents for novel chromium picolinate complexes and their uses. Three of these patents relate to the accepted essential nutritional uses of chromium picolinate for glucose control, for managing cholesterol, and for increasing lean body mass and reducing body fat, and are in force through 2009. Patents for improved chromium picolinate complexes containing combinations of chromium and various nutrients for enhancing the benefits of chromium picolinate are in force into the year 2017. More recently, the Company has secured patent rights to the uses of all forms of chromium in the treatment of depression and other mood disorders, rights that are in force through 2018.

The pending applications build upon the Company’s expertise in technology areas such as nutritional mineral supplements, and are directed towards the synergistic effects of combining chromium with compounds such as biotin, alpha lipoic acid and conjugated linoleic acid (CLA). These include issued and pending patent applications covering the positive effects of chromium and biotin on type 2 diabetes. Outside of the chromium area, the Company continues to file patent applications in the area of arginine silicate, a patented compound that has shown promise in therapies for bone and joint health, cardiovascular disease, and glucose metabolism.

The Company maintains non-disclosure safeguards, including confidentiality agreements, with employees and certain consultants. There can be no assurance, however, that others may not independently develop similar technology or that secrecy will not be breached despite any agreements that exist.

Although the Company holds exclusive rights to United States patents for the nutritional uses for which chromium picolinate is sold, the Company is often faced with competition from companies, including importers that disregard its patent rights. These companies take calculated risks that the Company will not sue to enforce its patent rights against them. The Company determines whether to file suit against an infringer by taking into consideration an estimate of infringing sales and the cost of patent enforcement. While there is no guarantee that the Company will be able to successfully enforce its patent rights against these competitors, the Company continues to monitor industry practices.

The Company has initiated several patent infringement cases that it subsequently settled. In 2003, the Company settled a patent dispute with Lonza Inc., in which Lonza agreed to use the Company’s chromium picolinate and become licensed under the Company’s glucose control patents for marketing Lonza’s proprietary combination of carnitine and chromium picolinate for swine feed applications. No other rights were granted to Lonza to sell chromium picolinate, alone or in other combinations, for human or other animal applications.

In 2005, the Company initiated a patent infringement case against General Nutrition Corporation for infringement of three chromium method of use patents. The case is venued in the Eastern District of Texas, Tyler Division.

Pharmaceutical Patents

The Company owns more than 200 patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction; expression and production of recombinant lysostaphin; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; and the use of bacteriocin compositions in gastrointestinal healthcare. These patents are licensed to Biosynexus Incorporated, and ImmuCell Corporation as set forth under ”Pharmaceutical Products Licensed to Third Parties.”

The Company maintains trade secret protection for bacterial strains, technical know-how, and other information it considers proprietary and beneficial for the manufacture, use, regulatory approval, and marketing of the Company's products.

Competition

In considering its competitive position, the Company distinguishes between its existing ingredients and omega-3 business, on the one hand, and its prospective therapeutic branded products, on the other hand.

The Company has a relatively strong position for its current chromium sales where it believes that it has an approximately 80% share of the market for stand alone sales, and it has a 15% market share for sales of chromium into multi-ingredient products, based on SPINS and IRI data reporting retail sales of chromium products. The Company’s major competitors in the chromium industry are Albion Labs, Kelatron, and InterHealth Nutraceuticals Inc.

The Company’s omega-3 business is highly competitive. There are relatively large established competitors and brands, including Bumble Bee Seafoods, Nordic Naturals and Puritan’s Pride.

The Company’s proposed consumer health branded business will confront many large established companies in a huge industry that serves the diabetes therapeutics management market. The Company’s success in this arena will in large part depend on its ability to obtain a scientific consensus that its supplement offer benefits that are competitive with the numerous companies that participate in this business.

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

Supply and Manufacturing

The Company has manufacturing agreements with third parties for the manufacture of the Company’s principal chromium-based and omega-3 products. There are numerous sources of supply for the raw materials that the Company’s manufacturers use to manufacture these products. All of the Company’s suppliers are GMP (Good Manufacturing Practices) compliant as published by the U.S. Pharmacopeia for nutritional supplements as well as  proposed FDA GMPs for nutritional supplements.  GMP is a system of procedures and documentation written or analytical, to assure our products contain the appropriate strength, quality, composition and purity to which it purports to have.

Iceland Health has the exclusive right for a nine-year period to purchase omega-3 fish oil product from an Iceland GMP manufacturer for marketing and sale in the U.S. The manufacturer uses a patented distillation process to remove toxins and dioxin.

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

Employees

As of June 30, 2006, the Company had 30 full-time employees, of whom 2 were executive employees, 8 were administrative, 12 were engaged in marketing and sales, and 8 were involved in research, process and product development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

Item 1A. RISK FACTORS

An investment in the Company involves the following risks, among others.

WE HAVE NOT BEEN PROFITABLE FOR THE LAST FOUR FISCAL YEARS

We had net losses of $10.317 million, $7.044 million, $5.901 million and $10.506 million for the fiscal years ended on June 30, 2006, 2005, 2004, and 2003, respectively. We have had net operating losses periodically from our inception as a Company in 1983 through the fiscal year ended June 30, 2006. As of June 30, 2006, our accumulated losses aggregated approximately $72.285 million.

In the fiscal years ending June 30, 2007, 2008 and 2009, respectively, we expect to incur approximately $1.0 million, $1.0 million and $0.8 million of expenses for accretion of debt discount and amortization of debt issuance costs on preferred stock we issued in 2005. The issuance of additional securities may increase these expenses.

RISK ASSOCIATED WITH MARKETING

We will likely continue to be unprofitable in the future should we fail to increase our revenues significantly from the retail distribution arrangements reached with mass retailers. To succeed with these arrangements we will have to launch and maintain successful marketing campaigns to encourage consumers to purchase branded products stocked by these retailers. Our failure to promptly stimulate such demand could cause retailers to terminate their relationship with us. Our arrangements with mass retailers are terminable by them on notice. During the fourth quarter of fiscal year 2006, the revenue recognized from shipments to mass retailers was approximately $0.2 million.

RISK ASSOCIATED WITH THE ACQUISITION OF ICELAND HEALTH, INC.

We acquired Iceland Health in August 2006 and do not expect to file with the SEC financial statements related to the acquisition until November 8, 2006, as permitted by relevant SEC regulations. Accordingly investors do not now have information about this acquisition that would likely be useful to them in their assessment of the business prospects of Iceland Health’s business.

In any event, significant positive contributions by Iceland Health on the Company’s results depends, among other things, on the Company’s ability to successfully introduce Iceland Health’s omega-3 products into the Company's distribution channels with strong marketing campaigns, and on the successful integration of Iceland Health into our current business.

POSSIBLE NEED FOR ADDITIONAL FUNDS

To support the marketing and other expenses we envision, we may also need to raise additional funds. There is no assurance that additional funds will be available on terms favorable to the Company and its shareholders, or at all.

RISK ASSOCIATED WITH LACK OF DIVERSIFICATION

Our business currently depends on two basic products: chromium picolinate and related compounds, and omega 3 fish oils and fatty acids. Our failure to diversify beyond these products could affect us adversely if, for whatever reason, we do not achieve satisfactory levels of sales of these products.

SEVERAL RESEARCHERS HAVE QUESTIONED THE SAFETY OF CHROMIUM PICOLINATE, AND WE MAY BE LIABLE FOR DAMAGES IF OUR PRODUCTS ARE PROVEN TO HAVE HARMFUL SIDE EFFECTS.

In 1995 and 2002, a research group headed by Dianne Stearns, Ph.D. (University of Dartmouth College and Northern Arizona University) administered chromium picolinate in a laboratory to Chinese hamster ovary cell lines and reported safety concerns. Also, in 2003, a research group headed by John Vincent, Ph.D. (University of Alabama) administered chromium picolinate to fruit flies and reported safety concerns.

See “The Chromium Franchise” for recent safety announcements issued by the United States’ Food & Drug Administration (FDA) and the United Kingdom’s Food Standards Agency (FSA). However, the Stearns and Vincent studies can nevertheless reduce the marketability of our products. In addition, if in fact safety concerns are well founded for humans, our viability will be affected since our revenues are primarily derived from the sale of chromium picolinate for inclusion in nutritional supplement products.

Harmful effects could also result in legal action against our Company. We have $5.0 million of product liability insurance for the products we currently market and intend to obtain product liability insurance for products we will market in the future. We may not succeed in obtaining additional insurance or obtaining insurance sufficient to cover all possible liabilities. No material liability claims have been asserted against us to date.

WE HAVE LIMITED EXPERIENCE IN SALES TO THE CONSUMER MARKET

We have limited experience in sales of branded products to the consumer market, and we have not been successful in this market. Although we have entered into distribution arrangements with mass retailers, we have only limited experience in marketing to the consumer market. We have hired the former principals of Iceland Health as executives of the Company but, although these executives have experience in direct response marketing, they have not engaged in distribution through retail channels.

TO SELL PRODUCTS IN HEALTH CARE CHANNELS, WE WILL HAVE TO SUCCESSFULLY COMMUNICATE OUR PRODUCT HEALTH BENEFITS TO THE MEDICAL COMMUNITY.

We plan to build awareness for our products through media campaigns that leverage research outcomes, and through testimonials from health care professionals. If these efforts are not successful we will not be able to compete in this market and the products we propose for this market will fail.

IF WE ARE UNABLE TO DEFEND OUR MARKET POSITION FROM LARGER, BETTER-FINANCED COMPETITORS, OUR BUSINESS COULD SUFFER.

In considering our competitive position in chromium-based products, we distinguish between our existing ingredients business, on the one hand, and our prospective therapeutic branded products, on the other. We have a relatively strong position for existing stand-alone chromium sales where we believe that we have an approximately 80% share of the market, and we have a 15% market share for sales of chromium into multi-ingredient products, based on reports on retail sales furnished by SPINS and Information Resources Inc. SPINS and Information Resources Inc. are in the business of providing sales and marketing data. Our major competitor is InterHealth Nutraceuticals Inc. which is a privately held company that markets chromium polynicotinate. Based on SPINS data, we estimate that InterHealth has approximately a 12% share of the market for stand-alone chromium sales.

Our therapeutic branded business confronts many large established companies in a huge industry that serves the diabetes therapeutic market. The market is served by the major pharmaceutical companies such as Eli Lilly, Johnson & Johnson, Bristol-Myers Squibb, and GlaxoSmithKline that offer various medications to diabetics. Our success in this arena will in large part depend on our obtaining a scientific consensus that our supplement offers benefits that are competitive with the numerous products offered by companies that participate in this business.

Our omega-3 business is highly competitive. As we enter retail distribution channels with our omega-3 products, we will be entering an intensely competitive market with large established companies and brands such as Bumble Bee Seafoods, Nordic Naturals and Puritan’s Pride.

The nutritional product industry and the related drug industries are, of course, intensely competitive. Our competitors include major companies with raw materials and finished product divisions that also engage in the development and sale of dietary supplements. The great majority of these competitors have financial and technical resources as well as production and marketing capabilities substantially greater than ours. In addition, many of our competitors have experience significantly greater than we have in the development and testing of new or improved products.

OUR PRODUCTS MAY BECOME OBSOLETE DUE TO TECHNOLOGICAL ADVANCES.

We are developing products in areas that are undergoing rapid technological advances and we may be unable to take advantage of these advances. In addition, the successful application of these technological advances by competitors may render our products obsolete. In the nutrition supplement market there are numerous products for which claims are made similar to those we make for chromium picolinate and omega-3 products.

The Company is not aware of any studies that compare the relative advantages or disadvantages of the Company's chromium-based products as against these other products. Research supporting competitors' claims in the nutrition supplement market is not subject to mandatory review by any government agency. Therefore, new products can appear and be brought to market rapidly and with little advance notice. Competitive products may appear or be supported by new research before we are able to respond with new product development or countervailing research. If competing products are developed that customers believe are superior to our products, sales of our products could decline and our business would be harmed.

IF WE ARE NOT ABLE TO MEET REGULATORY REQUIREMENTS THAT APPLY TO OUR PRODUCTS, WE WILL NOT BE ABLE TO MARKET THEM WITH CLAIMS FOR THEIR USE.

The U.S. Food and Drug Administration regulates the labeling and marketing of our dietary supplements under the Dietary Supplement and Health Education Act, also known as DSHEA. Under DSHEA, we are required to submit for FDA approval claims regarding the effect of our dietary supplements on the structure or function of the body. DSHEA also requires FDA approval for health claims that relate dietary supplements to disease prevention.

Under DSHEA, within 30 days after first marketing a product, a company must submit to the FDA for review each claim (other than a qualified health claim) by the company that the product benefits bodily structure or function. If the FDA believes that a claim suggests the product is intended to diagnose, treat, cure or prevent a disease, it will reject the claim, usually within three months, in which case the company may no longer make the claim. To date, the FDA has not rejected any of our claims for benefit to bodily structure and function that are significant for the marketing of our products. Should the FDA in the future reject significant claims, we may be unable to interest consumers in purchasing our products.

The FDA review of health claims requires significant scientific agreement that the totality of the data supports the claims that a product prevents disease. We applied for a qualified health claim on December 19, 2003, related to the prevention of diabetes. In August 2005, the FDA recognized chromium picolinate as a safe nutritional supplement that may reduce risk of insulin resistance and possibly type 2 diabetes, and concluded that there is credible evidence to support the following qualified health claim:

“One small study suggests that chromium picolinate may reduce the risk of insulin resistance, and therefore possibly may reduce the risk of type 2 diabetes. FDA concludes, however, that the existence of such a relationship between chromium picolinate and either insulin resistance or type 2 diabetes is highly uncertain.”

The FDA declined to permit other qualified health claims that were proposed by the Company.

WE ARE SUBJECT TO A FEDERAL TRADE COMMISSION CONSENT AGREEMENT THAT MAY ADVERSELY AFFECT OUR BUSINESS.

The Federal Trade Commission ("FTC") regulates product-advertising claims, and requires that claims be supported by competent and reliable scientific evidence. Prior to our acquisition of a California limited partnership called Nutrition 21 ("Nutrition 21 LP"), the FTC opened an inquiry into certain of the claims that Nutrition 21 LP was making for chromium picolinate. The inquiry was terminated by the FTC with Nutrition 21 LP entering into a consent agreement that requires Nutrition 21 LP to support its claims by competent and reliable scientific evidence. After we acquired Nutrition 21 LP, we undertook new clinical studies to support the claims we intended to make for our products. The FTC has subsequently audited our chromium picolinate advertising and has not found either a lack of competent and reliable scientific evidence or a failure to comply with the consent agreement. We are discussing with the FTC whether we should have any liability for weight loss advertising claims that were made on QVC, Inc. televised shopping programs for Lite Bites consumer products. The FTC continues to monitor our advertising and could limit our advertising in ways that could make marketing our products more difficult or result in lost sales.

WE HAVE NO PROPRIETARY RIGHTS IN OUR OMEGA 3 PRODUCT

Although the manufacturer of our omega-3 product uses a patented distillation process to remove toxins and dioxins form the fish oils from which the product is derived, the product itself is not patented. Further it competes with omega 3-fatty acids that are derived by competitors directly from algae in a process that does not need to remove toxins and dioxin.

IF WE DO NOT ENFORCE OUR PATENT RIGHTS, OR ARE UNSUCCESSFUL ENFORCING OUR PATENT RIGHTS, WE WILL FACE INCREASED COMPETITION.

Our significant patents consist of:

•	three method of use patents that expire in 2009 that cover the use of chromium picolinate for improving body composition, glucose stabilization and cholesterol maintenance,

•	another method of use patent that expires in 2015 and covers the use of high doses of chromium picolinate for glucose stabilization,

•	four patents that expire in 2017 and cover the use of chromium for relieving the symptoms of depression and pre-menstrual syndrome,

•	two composition of matter patents that expire in 2017 and cover chromium picolinate and biotin compositions and their use for stabilizing serum glucose,

•	one composition of matter patent that expires in 2017 and covers a composition of chromium picolinate and other ingredients and its use for improving body composition, and

•	11 other chromium-based patents that expire in 2017, 2018 and 2021 that cover a range of compositions and uses for which we do not offer products.

We have also applied for eight other United States patents relating to improving insulin sensitivity, reducing hyperglycemia, and treatment of diabetes, dyslipidemia, hypercholesterolemia and other diseases. If we do not obtain patent protection, our ability to develop and market products for these disease states will be adversely affected, since we will be subject to competition on the products we develop. To date, we have not been denied a patent on any application. However, there is no guarantee a patent will be granted in each instance.

Composition of matter patents protect the manufacture, sale or use of a product. Method of use patents cover the use of a product. Method of use patents are more difficult to enforce since the actual infringer is the person that takes the chromium picolinate for the patented use. In order to enforce a method of use patent against manufacturers or sellers, the patent owner must prove contributory or induced infringement, which is more difficult than enforcing a composition of matter patent.
We are from time to time faced with competition from companies, including importers, that disregard our patent rights. Companies frequently take calculated risks that we will not sue to enforce our patent rights against them and that we will not prevail in any suits that we do bring. In considering whether to bring a suit, we take into account the legal costs of enforcing the patent.

Competitors who disregard our patent rights can undercut our prices because they avoid paying for the technology in their products.

We brought approximately 20 patent infringement suits under a composition of matter patent that expired in 2001. These suits were settled in our favor, in some cases by agreement of the infringing party to purchase designated amounts of products from us, and in other cases by cash payments to us. We also brought one infringement suit under our patent that covers the use of chromium picolinate for stabilizing serum glucose. This suit was settled by agreement of the infringing party to purchase from us all of its requirements for chromium picolinate over a designated period. We currently have one patent infringement suit pending, and are evaluating bring other patent infringement suits.

IF WE ARE UNABLE TO MAINTAIN A NASDAQ LISTING FOR OUR SECURITIES THE LIQUIDITY OF OUR STOCK WILL BE REDUCED AND INVESTORS MAY BE UNABLE TO SELL THEM, OR MAY BE ABLE TO SELL THEM ONLY AT REDUCED PRICES.

We are currently in compliance with Nasdaq's minimum $1.00 bid price requirement for continued listing on the Nasdaq Capital Market. If we fail to meet the $1.00 bid price requirement for at least 30 consecutive business days, we will be provided time to achieve compliance, generally up to one year provided we satisfy the criteria for continued listing other than the minimum bid price. The period during which our common stock will continue to be listed on the Nasdaq Capital Market may be extended further subject to certain conditions. Throughout this period the Company can regain compliance by maintaining a $1.00 per share bid price for a minimum of 10 consecutive business days. Should the Company not be in compliance at the end of this period, its common stock will be subject to delisting from the Nasdaq Capital Market. Under certain circumstances, to ensure that the company can sustain long-term compliance, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies with Nasdaq's minimum $1.00 bid price requirement.

The liquidity of our common stock will be reduced if our securities fail to maintain a Nasdaq listing. Purchasers of our common stock would likely find it more difficult to sell our common stock, and the market value of our common stock would likely decline.

In addition, if we fail to maintain a Nasdaq listing for our securities, and no other exclusion from the definition of a "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in our securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of our securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in our securities, they would become less willing to engage in these transactions, which will make it more difficult for purchasers of our common stock to dispose of their shares.

Should we fail to maintain our Nasdaq listing and should we then or thereafter not be listed on the Bulletin Board we will be required to redeem our Preferred Stock before the four-year period fixed for maturity.

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

Item 3. LEGAL PROCEEDINGS

The Federal Trade Commission (FTC) has been considering whether the Company should have any liability for weight loss advertising claims that were made on QVC, Inc. for the Company’s Lite Bites® products. On March 24, 2004, the FTC sued QVC in the U.S. District Court for the Eastern District of Pennsylvania for these claims and for claims made on QVC for other products. QVC has in the same lawsuit filed on April 14, 2004, Third-Party Complaints for damages against six parties including the Company (Third-Party Defendants). The Company, in the same lawsuit, filed on March 4, 2005, a Third-Party Complaint for indemnity against Marvin Segel, its on-air spokesperson for Lite-Bite products. The Company discontinued the Lite Bites product line in fiscal year 2003. Neither the FTC nor QVC has set forth an amount being sought as damages, nor can the Company estimate its exposure.

On September 3, 2004, QVC filed a suit against the Company alleging that QVC has the right to return product to the Company and receive a payment of $551,715, and for $5,706 for certain services QVC allegedly rendered to the Company. The Company and QVC settled this suit for a payment of $390,000 made by the Company on April 20, 2006.

The Company in the ordinary course of its business has brought patent infringement actions against companies that are selling chromium picolinate in violation of the Company’s patent rights. As of this date, one patent infringement action is ongoing against General Nutrition Corporation for infringement of three chromium method of use patents. The case is venued in the Eastern District of Texas, Tyler Division. The Company, which intends to vigorously protect its proprietary rights, is evaluating bringing other patent infringement actions. The Company, as plaintiff in several such actions, has settled these actions on terms that it considers favorable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Matters Relating to Common Stock

The Company's Common Stock trades on the Nasdaq Capital Market System under the symbol "NXXI”.

The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company intends to retain all earnings, if any, for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the foreseeable future. In addition, as long as dividends on the Company’s Series I Preferred Stock are unpaid, the Company is precluded from paying dividends on its Common Stock and any other equity securities.

The following table sets forth the high and low sales prices as reported by the Nasdaq Market for the Common Stock.

	Common Stock
Fiscal Quarter Ended	High	Low
September 30, 2004	$1.00	$0.95
December 31, 2004	$1.06	$1.02
March 31, 2005	$1.35	$1.21
June 30, 2005	$0.63	$0.61
September 30, 2005	$0.93	$0.87
December 31, 2005	$0.65	$0.62
March 31, 2006	$2.15	$1.59
June 30, 2006	$1.82	$1.71

As of September 21, 2006, there were approximately 524 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of its Common Stock is held of record in broker "street names."

Adoption of Shareholders Rights Plan

Under a Shareholder Rights Plan, the Company has distributed, as a dividend, one preferred share purchase right for each share of Common Stock of the Company held by stockholders of record as of the close of business on September 25, 2002. The Rights Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquiror from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on September 11, 2012.

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

Item 6. SELECTED FINANCIAL DATA

The following tables summarize selected consolidated financial data that should be read in conjunction the more detailed financial statements and related footnotes and management’s discussion and analysis of financial condition and results of operations included herein. Figures are stated in thousands of dollars, except per share amounts.

	Year Ended June 30,
Selected Statement of Operations Data:	2006	2005	2004	2003(2)	2002(1)
Total Revenues	$10,664	$10,711	$10,232	$10,615	$14,668
Operating Loss	(7,687)	(6,619)	(5,854)	(11,081)	(7,789)
Loss Before Income Taxes (Benefit)	(10,305)	(7,025)	(5,833)	(11,050)	(6,011)
Income Taxes Provision (Benefit)	12	19	68	(544)	—
Net Loss	(10,317)	(7,044)	(5,901)	(10,506)	(6,011)
Diluted Loss per Common Share	(0.26)	(0.19)	(0.16)	(0.32)	(0.19)

	At June 30,
Selected Balance Sheet Data:	2006	2005	2004	2003	2002
Working Capital	$13,168	$8,001	$3,413	$4,146	$8,002
Total Assets	23,856	19,680	16,367	18,920	28,100
Total Liabilities	9,316	9,253	3,734	3,484	2,151
Mandatorily Redeemable Preferred Stock	4,410	5,324	—	—	—
Stockholders' Equity	14,540	10,427	12,633	15,436	25,949

(1)	Consolidated Statements of Operations include a $7.1 million non-cash charge for the impairment of goodwill.

(2)	Consolidated Statements of Operations include a $4.4 million non-cash charge for the impairment of intangibles.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

Overview

The Company’s revenues are primarily derived from the sale of proprietary and clinically-substantiated nutritional supplements and the grant of patent licenses related to those ingredients to manufacturers of vitamin and mineral supplements. The fee for the licenses is bundled on an undifferentiated basis with the price that the Company charges for its ingredients.

Cost of goods sold includes both direct and indirect manufacturing costs. Research and development expenses include internal expenditures as well as expenses associated with third party providers. Selling, general and administrative expenses include salaries and overhead, third party fees and expenses, royalty expenses for licenses and trademarks, and costs associated with the selling of the Company’s products. The Company capitalizes patent costs and intangible asset costs, and amortizes them over periods of one to seventeen years.

The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

	Fiscal Year Percent of Revenues
	2006	2005	2004
Total Revenues	100%	100%	100%
Cost of revenues*	73.6	73.9	78.8
Selling, general and administrative expenses	111.1	92.3	88.8
Research and development expenses	14.5	25.2	23.3
Operating loss	(72.1)	(61.8)	(57.2)
Net loss	(96.7)	(65.8)	(57.7)

*Based upon percent of net sales

Results of Operations

1. Year ended June 30, 2006 vs. year ended June 30, 2005

Total Revenues

Net sales of $10.3 million for fiscal year 2006 increased $0.8 million when compared to net sales of $9.5 million for fiscal year 2005. An increase in sales of the Company’s Chromax® chromium picolinate products ($0.7 million), combined with branded product sales of $0.3 million, account for the majority of the increase. Partially offsetting the improvement was a correction of an accrual for the Company’s Lite Bites business ($0.2 million), which occurred in fiscal 2005, but did not recur in the current year. Other revenues of $0.4 million for fiscal 2006 decreased $0.8 million when compared to $1.2 million in fiscal 2005. A $1.0 million non-refundable payment the Company received in fiscal year 2005 from ImmuCell Corporation for waiving its rights to receive potential milestone and royalty payments did not recur in fiscal year 2006.

Costs of Revenues

Cost of revenues in fiscal year 2006 of $2.7 million increased $0.2 million when compared to $2.5 million in fiscal 2005. The increase was due primarily to initial start-up costs associated with branded products ($0.2 million).

Selling General and Administrative Expenses (“SG&A”)

SG&A of $11.8 million in fiscal year 2006 increased $1.9 million when compared to $9.9 million in fiscal year 2005. Expenditures related to legal costs incurred to defend our patent portfolio increased $1.1 million when compared to fiscal year 2005. In addition, expenditures related to the marketing of the Company’s first branded products increased approximately $1.3 million. Partially offsetting these increases were savings in consulting and related fees of $0.5 million when compared to fiscal year 2005.

Research and Development

Research and development expense of $1.5 million declined $1.2 million when compared to $2.7 million in fiscal year 2005. With the introduction of Chromax and Diachrome as branded products, the spending to validate new chromium applications was curtailed in fiscal year 2006.

Interest Expense

Interest expense of $2.9 million in fiscal year 2006 increased $2.4 million when compared to $0.5 million in fiscal year 2005. The increase reflects accretion of the debt discount and amortization of debt issuance costs on the Company’s 6% Series I convertible preferred stock issued on March 31, 2005.

Operating Loss

Operating loss for fiscal year 2006 was $7.7 million compared to $6.6 million for fiscal year 2005. Expenditures related to marketing of its first branded products as well as litigation fees were the primary reasons for the change.

Net Loss

Net loss for fiscal year 2006 of $10.3 million increased $3.3 million when compared to $7.0 million in fiscal year 2005. In addition to an operating loss for fiscal year 2006 which was $1.1 million greater than the comparable period a year ago, due primarily to the expenditures related to marketing of the Company’s first branded products as well as litigation fees, the Company incurred increased non-cash charges of $2.2 million related to accretion of the debt discount and amortization of debt issuance costs on the Company’s 6% Series I convertible preferred stock issued on March 31, 2005.

2. Year ended June 30, 2005 vs. year ended June 30, 2004

Revenues

Net sales of $9.5 million for fiscal year 2005 declined $0.5 million when compared to net sales of $10.0 million for fiscal year 2004. The decline is due to lower sales of the Company’s Chromax® chromium picolinate products ($0.5 million).

Other revenues of $1.2 million for fiscal year 2005 increased $1.0 million when compared to $0.2 million in fiscal year 2004. In fiscal year 2005, the Company received a $1.0 million non-refundable payment from ImmuCell Corporation for waiving its right to receive potential milestone and royalty payments for a majority of the animal health applications covered by the Company’s patented nisin technology.

Cost of Goods Sold

Cost of goods sold of $2.5 million in fiscal year 2005 increased $0.4 million when compared to cost of goods sold of $2.1 million in fiscal year 2004. The increase was due to product mix ($0.2 million), as well as royalty payments made in conjunction with the sale of the Company’s Chromax® chromium picolinate product for animal uses ($0.2 million).

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $9.9 million for fiscal year 2005 increased $0.8 million when compared to $9.1 million for fiscal 2004. Expenditures related to the marketing of the Company’s first branded products increased $0.8 million when compared to fiscal year 2004.

Research and Development

Research and development expenses of $2.7 million in fiscal year 2005 increased $0.3 million when compared to $2.4 million in fiscal year 2004. The increase is due primarily to continued spending to validate new chromium applications.

The Company’s therapeutic strategy continues to include a commitment to spending on research and development and is targeted at further validating earlier findings focused on disease specific conditions in the areas of diabetes and depression. Future research and development expenses should be partially offset by an increased number of clinical studies that are being funded by the National Institutes of Health (NIH) to further confirm the role of chromium picolinate in treating various health conditions.

In fiscal year 2003, the Company entered into an agreement with XLHealth, formerly known as Diabetex Corporation, a diabetes disease management company, to fund a 400+ patient double blind placebo controlled trial to evaluate Diachrome’s effect as a nutritional adjunct to standard care for people with diabetes. This Diachrome study was completed in 2004.

The Company expects to launch these products under the Dietary Supplement Health and Education Act (DSHEA) regulatory pathway that is less costly and less time consuming than that required for drug development. These large-scale studies are being conducted to secure medical acceptance and adoption for the Company’s products as standard treatment protocols. The Company’s spending in these areas of new technology is discretionary and is subject to the availability of funds. There can be no assurances that the Company’s disease specific product development efforts will be successfully completed or that the products will be successfully manufactured or marketed.

Interest Expense

A $0.5 million increase in interest expense in fiscal year 2005 is due primarily to accretion of the debt discount and amortization of debt issuance costs related to the 6% Series I Convertible Preferred Stock issued on March 31, 2005.

Operating Loss

Operating loss for fiscal year 2005 was $6.6 million compared to $5.9 million for fiscal year 2004. Expenditures related to marketing of its first branded products were the primary reason for the change.

Net Loss

Net loss of $7.0 million in fiscal year 2005 increased $1.1 million when compared to $5.9 million in fiscal year 2004. In addition to expenditures related to marketing of its first branded products, increased interest expense for accretion of the debt discount and amortization of debt issuance costs related to the Company’s 6% Series I convertible preferred stock issued on March 31, 2005 account for the increase.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at June 30, 2006 of $13.9 million increased $5.2 million when compared to $8.7 million at June 30, 2005. As of June 30, 2006, the Company had working capital of $13.2 million compared to working capital of $8.0 million as of June 30, 2005.

Net cash used in operating activities in fiscal year 2006 was $6.0 million compared to $2.9 million in the comparable period a year ago. Changes in operating assets and liabilities ($2.6 million), due primarily to an increase in trade receivables for shipments of branded products, as well as an increase in the Company’s operating loss of $0.5 million account for the difference.

Net cash used in investing activities in fiscal year 2006 was $2.7 million compared to net cash used of $7.8 million in fiscal year 2005. In fiscal year 2006, the Company used $2.5 million of gross proceeds from its earlier financing activities. In addition, $1.1 million held as a security deposit was paid out to a former executive and $0.1 million was returned to the Company.

Net cash provided by financing activities was $10.4 million in fiscal year 2006 compared to $9.2 million if fiscal year 2005. On May 19, 2006, the Company completed separate private placements of 5,555,557 shares of common stock at $1.80 per share and issued to investors 2,222,222 five-year warrants that are exercisable at $2.20 per share for net proceeds of $9.3 million.

The Company believes that cash, short-term investments and cash generated from operations will provide sufficient liquidity at least through June 30, 2007. Long-term liquidity is dependent upon achieving future profitability or raising additional financing.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•
The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	The Company carries inventories at the lower of cost or estimated net realizable value. If actual market conditions are less favorable than those projected by management write-downs may be required.

•
Property, plant and equipment, patents, trademarks and other intangible assets owned by the Company are amortized, over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will generate revenue. Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

•
When customers have rights to return products, the Company defers revenue recognition until its customer sells the product to the end user. Upon shipment by the Company, amounts billed to customers with rights to product returns are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the product is sold to the end user.

•
The company adopted SFAS No. 123(R), “Share-Based Payment” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuance of stock options to employees. SFAS No. 123(R) was effective for the Company beginning with the first quarter of fiscal year 2006.

Contractual Obligations

The Company’s contractual obligations are comprised of an operating lease for its corporate headquarters, as well as a long-term obligation to 6% Series I convertible preferred stockholders as follows:

	Payments due by period
(in thousands)	Total	Less than One Year	1 - 3Years	3 - 5Years
Operating lease obligations	$1,067	$388	$679	$—
Long-term obligations	6,586	—	6,586	—

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e under the Securities Exchange Act of 1934) as of June 30, 2006 (“Evaluation date”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2006, there have been no changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonable likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

The officers and directors of the Company are as follows:

Name and Age	Year Joined Company	Position
Paul Intlekofer (38)	2002	President and Chief Executive Officer
John H. Gutfreund (76)	2000	Chairman of the Board
P. George Benson, PhD (60)	1998	Director
John L. Cassis (58)	2005	Director
Warren D. Cooper, MD (53)	2002	Director
Audrey T. Cross, PhD (61)	1995	Director
Alan J. Kirschbaum (61)	1998	Chief Financial Officer, Vice President Finance & Treasury
Marvin Moser, MD (82)	1997	Director

Paul Intlekofer was elected President and Chief Executive Officer on April 17, 2006 and continued to serve as Chief Financial Officer until May 26, 2006. Prior to that, he held the position of Chief Financial Officer and Senior Vice President, Corporate Development. From June 2002 to January 2003, he served the Company in varying capacities. From September 2001 to June 2002, Mr. Intlekofer was Senior Vice President of Planit, Inc., which provided strategic planning, capital formation, M&A, marketing and new product development services to the healthcare and financial industries. From 1998 to 2001 he was Senior Vice President of Corporate Development for Rdental LLC, the exclusive technology alliance of the American Dental Association and oral health content provider of WebMD. From 1995 to 1997 he was Director of Strategic Operations/Business Development for Doctors Health, a practice management and health insurance company. Early in his career, he practiced corporate and securities law for Venable, Baetjer & Howard. Mr. Intlekofer received his MBA and Juris Doctor from the University of Maryland and BA from the Johns Hopkins University.

P. George Benson, PhD, was elected a Director of the Company in July 1998. Dr. Benson is Dean of the Terry College of Business and holds the Simon S. Selig, Jr. Chair for Economic Growth at the University of Georgia. Dr. Benson was previously the Dean of Rutgers Business School at Rutgers University and a professor of decision sciences at the Carlson School of Management of the University of Minnesota. In 1996, Business News New Jersey named Dr. Benson one of New Jersey’s “Top 100 Business People.” In 1997, he was appointed to a three-year term as one of nine judges for the Malcolm Baldrige National Quality Award. In 2004, the U.S. Secretary of Commerce appointed him to the Board of Overseers for the Baldrige National Quality Award and, in 2005, appointed him chairman of the Board of Overseers. Earlier in his career, Dr. Benson worked in personnel planning for the Army Security Agency and in information systems for Bell Telephone Laboratories. Dr. Benson serves on the boards of directors of AGCO, Inc., Crawford & Company, and SignalOne Safety, Inc. He received a BS in mathematics from Bucknell University and a PhD in business from the University of Florida.

John L. Cassis was elected a Director of the Company in April 2005. Mr. Cassis is Managing Partner of Cross Atlantic Partners, a healthcare venture capital firm, which he joined in 1994 as a partner. He was formerly a Director of Salomon Brothers Venture Capital, which he joined in 1986 and headed from 1990 to 1994. From 1981 to 1986, he was President of Tower hall, a development banking company he founded. From 1976 to 1981, he was a Managing Director of Ardshiel Associates, Inc., a merchant bank. In 1972, Mr. Cassis joined Johnson & Johnson (“J&J”), where he had direct operating experience, founded the J&J Development Corporation, that firm’s venture capital arm, and was J&J’s Manager of Acquisitions. He served on the boards of directors of many companies, including IMPATH, Inc. (Chairman), Dome Imaging Systems, Inc. (Chairman), and ILEX Oncology, Inc. and currently holds directorships in Medivance, Inc., Medco Health Solutions and Biomedical Enterprises. Mr. Cassis received a BA from Harvard University and an MBA from the Harvard Business School.

Warren D. Cooper, MD was elected a Director of the Company in April 2002. Dr. Cooper has been President and CEO of Prism Pharmaceuticals, Inc., a privately held specialty pharmaceutical company that commercializes products for the treatment of cardiovascular disease, since September 2004. From 1999 to 2004, Dr. Cooper was president of Coalescence, Inc., a consultancy focused on business and product development for the pharmaceutical and healthcare industries. From 1995 to 1999, Dr. Cooper was the business unit leader of Cardiovascular Business Operations at AstraZeneca Pharmaceuticals LP. For three years before that he was executive director of the Medical Affairs & Drug Development Operations in the Astra/Merck Group of Merck & Co. Over a five-year period from 1987 to 1992, Dr. Cooper served as executive director for Worldwide Clinical Research Operations and as senior director for Clinical Research Operations (Europe) at Merck Research Laboratories. He was with Merck, Sharp & Dohme, U.K., from 1980 to 1987, first as a clinical research physician and later as director of medical affairs. Dr. Cooper is a member of the Medical Advisory Board of Zargis Medical Corp. (a Siemens joint venture). He also holds memberships in the American Association of Pharmaceutical Physicians, the American Society of Hypertension and the International Society of Hypertension. He received a B.Sc. in physiology and an M.B. B.S. (U.K. equivalent to U.S. MD) from The London Hospital Medical College, University of London.

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

John H. Gutfreund was elected a Director of the Company in February 2000 and Chairman of the Board in September 2001. Mr. Gutfreund is Senior Advisor of C. E. Unterberg, Towbin, investment bankers, and President of Gutfreund & Company, Inc., a New York-based financial consulting firm that specializes in advising select corporations and financial institutions in the United States, Europe and Asia. He is the former chairman and chief executive officer of Salomon Inc., and past vice chairman of the New York Stock Exchange and a past board member of the Securities Industry Association. Mr. Gutfreund is active in the management of various civic, charitable, and philanthropic organizations, including the New York Public Library, Montefiore Medical Center, The Brookings Institution, Council on Foreign Relations, Honorary Trustee, Oberlin (Ohio) College, and Chairman Emeritus and board member of the Aperture Foundation. Mr. Gutfreund is also a director of Compudyne Corporation, Evercel Inc., GVI Security Solutions, Inc., LCA-Vision, Inc. and Maxicare Health Plans, Inc. He received a BA from Oberlin College.

Alan J. Kirschbaum, a Certified Public Accountant, was elected Chief Financial Officer on May 26, 2006. From July 2002 to April 2006, he was Vice President, Finance and Treasury, and Principal Accounting Officer. From December 1998 to June 2002 he served the Company as Controller. From 1996 to 1998, Mr. Kirschbaum was Vice President and Controller of AMS Asset Management Services. From 1984 to 1996, he held a series of increasingly responsible financial positions with Ascom Timeplex, Inc. He holds a BS from Pennsylvania State University, an MBA from Pace University.

Marvin Moser, M.D. was elected to the Board of Directors in October 1997. He is Clinical Professor of Medicine at the Yale School of Medicine and was The Senior Medical Consultant for the National High Blood Pressure Educations Program of the National Heart Lung & Blood Institute from 1974 to 2002. Dr. Moser’s research has focused on various approaches to the prevention and treatment of hypertension and heart disease. He has published extensively with more than 500 scientific publications and has authored or contributed to more than 30 books and numerous physician and patient education programs. Dr. Moser is Emeritus Chief of Cardiology of the White Plains New York Hospital Medical Center and served as Chairman or member of numerous national committees that have established guidelines for the management of hypertension and cardiovascular disease. He is Editor-in-Chief of the American Society of Hypertension Journal (the Journal of Clinical Hypertension) and is also a member of the Board of Trustees of the Third Avenue Value Funds, Comprehensive Neuroscience and the Trudeau Institute. Dr. Moser holds a BA from Cornell University and an M.D. from Downstate University College of Medicine in New York City. He was honored by the National Heart Lung & Blood institute in 1985 and 1993, the International Society of Hypertension in 2004 and the American Society of Hypertension in 2006 for his outstanding contributions to research and educational efforts in the field of hypertension and cardiovascular disease.

The Directors serve for a term of one year and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among directors or executive officers.

Director Compensation

Non-management Directors each receive a quarterly director’s fee of $2,500 and the Chairman of the Board receives a quarterly director’s fee of $3,750. Each non-management Director also receives $750 for each board meeting, $300 for each committee meeting, and options to purchase 25,000 shares of Common Stock. Upon joining the board, each non-management Director receives options to purchase 20,000 shares of common stock.

Committees of the Board of Directors

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are P. George Benson, Warren. D. Cooper and John. H. Gutfreund. The Board of Directors has determined that it has an audit committee financial expert serving on the audit committee, John H. Gutfreund. Mr. Gutfreund is an independent director as defined in Item 7(d)(3)(iv) of Schedule 14A. The Audit Committee held four meetings during the fiscal year ended June 30, 2006.

Compensation Committee

The Board of Directors has a Compensation Committee which consists of independent directors Audrey T. Cross, John H. Gutfreund, and John L. Cassis. The Compensation Committee held two meetings during the fiscal year ended June 30, 2006.

Compensation Committee Interlocks and Insider Participation

The Board of Directors determines executive compensation taking into consideration recommendations of the Compensation Committee. No member of the Company's Board of Directors is an executive officer of a company whose compensation committee or board of directors includes an executive officer of the Company.

Code of Ethics

The Company has adopted (i) Standards of Business Conduct (“Standards”) and (ii) Business Conduct and Compliance Program (“Program”) that includes its code of ethics. The Standards and Program are posted on the Company website: www.nutrition21.com. After accessing the Company’s website, click on Investor Relations and then on Shareholder Information. Any amendments or waivers will be posted on the Company’s website.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company assists its officers and directors with its filings.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no filings were required, the Company believes that during the period from July 1, 2005 through June 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that four Forms 4 were filed late by the Company on behalf of John L. Cassis, a director, with respect to common stock dividends that related entities received.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company during the periods indicated for (i) the chief executive officer during fiscal year 2006 and (ii) certain other persons that served as executive officers in fiscal year 2006 whose total annual salary and bonus was in excess of $100,000.

SUMMARY COMPENSATION TABLE (1)(2)

Name and Principal Position	Annual Compensation				Long-Term Compensation
	Period	Salary ($)		Bonus ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)
Paul Intlekofer, President and Chief Executive Officer	7/1/05 - 6/30/06	273,125		—		51,216	(3)
	7/1/04 - 6/30/05	244,901		50,000
	7/1/03 - 6/30/04	219,135		10,000
Alan J. Kirschbaum, Chief Financial Officer , Vice President Finance and Treasury	7/1/05 - 6/30/06	164,396		—
	7/1/04 - 6/30/05	160,962		5,000
	7/1/03 - 6/30/04	155,000		—
Gail Montgomery, former President, Chief Executive Officer and Director(5)	7/1/05 - 6/30/06	230,908		—		162,500	(5)
	7/1/04 - 6/30/05	321,154		25,000
	7/1/03 - 6/30/04	296,153	(4)

(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed as to any named officer or director, the lesser of $50,000 or 10% of such person’s annual salary and bonus.

(2) Pursuant to the regulations promulgated by the Securities and Exchange Commission (the "Commission"), the table omits a number of columns reserved for types of compensation not applicable to the Company.

(3) Includes $6,000 for the use of an automobile and $45,216 in reimbursement for commutation and housing costs, inclusive of tax-related amounts.

(4) Includes $25,000 of deferred compensation.

(5) Gail Montgomery resigned as a director and officer of the Company on November 3, 2005. The Company and Ms. Montgomery entered into an Agreement and General Release and Waiver (the “Agreement”) dated as of November 30, 2005 that became effective on December 12, 2005. Under the Agreement, the Company agreed to pay Ms. Montgomery amounts equal to the salary she would have received for eight months had she not resigned, to provide to Ms. Montgomery health benefits for six months after her resignations, and to pay her $13,600 in additional amounts. The Agreement also provides that Ms. Montgomery’s vested options and vested SARs will be exercisable for one year after her resignation and that her non-vested options and non-vested SARs have expired. Ms. Montgomery agreed that she will not at any time disclose or use the Company’s confidential information, and that she will not directly or indirectly compete with the Company for one year after her resignation. The foregoing is only a brief summary of certain provisions of the Agreement, and is qualified in its entirety by reference to the Agreement, a copy of which is attached as Exhibit 10.1 to an 8-K filed December 15, 2005.

None of the individuals listed above received any long-term incentive plan awards during the fiscal year.

Employment Contracts

There are no employment contracts with any of the executive officers.

The following tables set forth information with regard to options granted during the fiscal year (i) to the Company's Chief Executive Officer, and (ii) to other officers of the Company named in the Summary Compensation Table.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants					Potential Realizable Value
Name	Number Of Securities Underlying Options/SARs Granted (#)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year	Exercise or Base Price($/Sh)	Expiration Date	5% ($)	10% ($)
Paul Intlekofer	0	0%	—	—	—	—
Alan J. Kirschbaum	0	0%	—	—	—	—
Gail Montgomery	0	0%	—	—	—	—

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Individual Grants
Name	Shares Acquired in Exercise (#)	Value realized ($)	Number of Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul Intlekofer	0	0	993,333	66,667	$1,447,833	$100,667
Alan J. Kirschbaum	0	0	215,000	25,000	$202,495	$26,850
Gail Montgomery	833,334	809,000	725,000	—	$1,432,800	—

Pension Plans

Nutrition 21, Inc.

On August 3, 2004, Burns Philp advised the Company that no further pension benefits will be earned for services performed or compensation paid on or after September 19, 2004. Eligible employees of the Company were, until September 19, 2004, entitled to participate and to accrue benefits in the AB Mauri Food Inc. Retirement Plan, a non-contributory pension plan (the “Pension Plan”) maintained by AB Mauri Food Inc. Service with the Company after September 19, 2004 will be considered solely for purposes of vesting and for determining eligibility for early retirement benefits. Ms. Montgomery and Mr. Kirschbaum are fully vested in the Pension Plan. Mr. Intlekofer will vest in the Pension Plan in September 2007 if he is then employed by the Company. Ms. Montgomery will receive approximately $14,000 in annual benefits under the Pension Plan at age 65. Mr. Kirschbaum will receive approximately $13,900 in annual benefits under the plan at age 65. If Mr. Intlekofer vests in the Pension Plan, he will receive approximately $5,900 in annual benefits under the Plan at age 65.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 21, 2006, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 4 Manhattanville Road, Purchase, New York 10577-2197.

Shares Owned Beneficially and of Record (1)

Name and Address	No. of Shares	% of Class
P. George Benson (2)	140,000	*
John L. Cassis (3)	2,866,846	4.99
Warren D. Cooper (4)	80,000	*
Audrey T. Cross (5)	164,000	*
John H. Gutfreund (6)	260,000	*
Paul Intlekofer (7)	1,107,050	1.89
Alan Kirschbaum (8)	245,000	*
Gail Montgomery (9)	628,275	1.08
Marvin Moser (4)	195,000	*
Arnold Blair	4,000,000	6.96
Mark Stenberg	4,000,000	6.96
Wyeth (10) 5 Giralda Farms Madison, NJ 07940	3,478,261	6.05
All Executive Officers and Directors as a Group (8 persons) (11)	5,047,896	8.13

* Less than 1%

(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group or group of persons is deemed to have “beneficial ownership” of any shares as of a given date, which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purposes of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 130,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(3) Consists of 204,401 shares of Common Stock paid as dividends on Preferred Stock owned by affiliates of Mr. Cassis, 2,393,299 shares of Common Stock issuable on conversion of 3,000 shares of Preferred Stock owned by affiliates of Mr. Cassis, 234,146 shares of Common Stock issuable upon exercise of Warrants owned by affiliates of Mr. Cassis and 35,000 shares issuable upon exercise of currently exercisable options under the Company’s Stock Option Plans. Does not include 687,310 additional shares of Common Stock that these affiliates may acquire upon exercise of Warrants that are exercisable commencing October 1, 2005 subject to a restriction (the “4.99% Restriction”) that limits the right of a holder to convert Preferred Stock and to exercise Warrants if beneficial ownership of the holder and its affiliates would exceed 4.99% of the shares of Common Stock that would then be outstanding after giving effect to such conversion or exercise. Mr. Cassis disclaims beneficial ownership of the securities referred to in this footnote except to the extent of his pecuniary interest in these securities.

(4) Consists of shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(5) Includes 160,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(6) Includes 110,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(7) Includes 1,060,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans and a warrant.

(8) Includes 215,000 shares issuable upon exercise of currently exercisable options under the Company’s Stock Option Plans.

(9) Includes 628,275 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(10) Formerly American Home Products Corporation.

(11) Includes 1,975,000 shares issuable upon exercise of currently exercisable options under the Company’s Stock Option Plans.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under equity compensation plans as of June 30, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders		2,676,195	$1.21	4,609,500 (4)
Equity compensation plans not approved by security holders	(1)(2) (3)	1,889,776 0 267,000	$0.49 $0.89	160,863 2,500,000
Total		4,832,971		7,270,363

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

(4) Includes 4,590,000 options available from the 2005 Stock Option Plan, whose purpose is to provide additional incentives to officers, directors, employees and others who render services to the Company to advance the interests of the Company (Exhibit 10.77).

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent registered public accounting firm employed by the Company for the purpose of preparing or issuing an audit report or related work.

The Committee (i) meets with the independent registered public accounting firm prior to the audit and discusses the planning and staffing of the audit; (ii) approves in advance the engagement of the independent registered public accounting firm for all audit services and non-audit services and approves the fees and other terms of any such engagement; (iii) obtains periodically from the independent registered public accounting firm a formal written statement of the matters required to be discussed by Independence Standards Board Standard No. 1, describing all relationships between the auditor and the Company; and (iv) discusses with the independent registered public accounting firm any disclosed relationships or services that may impact auditor objectivity and independence: (v) discusses on a quarterly basis all matters required to be discussed by Statement of Auditing Standards No. 61 as amended.

Information Concerning Fees Paid to Independent Registered Public Accounting Firms for the fiscal years ended June 30, 2006 and 2005.

Set forth below is certain information concerning audit and related services rendered to the Company by J.H. Cohn LLP for the fiscal years ended June 30, 2006 and 2005. As indicated below, in addition to reviewing financial statements, J.H. Cohn LLP provided other services in the fiscal years ended June 30, 2006 and 2005. The Audit Committee has determined that the provision of these other services is compatible with maintaining the independence of the firm.

Audit Fees. In the fiscal years ended June 30, 2006 and June 30, 2005, J. H. Cohn LLP billed the Company $125,000 and $102,000, respectively, for audit services.

Audit related fees. In the fiscal years ended June 30, 2006 and June 30, 2005, J.H. Cohn LLP billed the Company $21,000 and $21,000, respectively, for services related to registrations on Forms S-3 and S-8. In the fiscal year ended June 30, 2005, Ernst & Young LLP billed the Company $22,500 for services related to registrations on Forms S-3 and S-8.

Tax Fees. In the fiscal years ended June 30, 2006 and June 30, 2005, J. H. Cohn LLP billed the Company $19,422 and $20,000, respectively, for tax compliance services.

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

NUTRITION 21, INC.

By:	/s/ Paul Intlekofer
Paul Intlekofer, President and Chief Executive Officer

Dated: September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below, as of September 28, 2006, by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Paul Intlekofer
Paul Intlekofer, President and Chief Executive Officer

/s/ John H. Gutfreund
John H. Gutfreund, Chairman of the Board

/s/ P. George Benson
P. George Benson, Director

/s/ John L. Cassis
John L. Cassis, Director

/s/ Warren D. Cooper
Warren D. Cooper Director

/s/ Audrey T Cross
Audrey T. Cross, Director

/s/ Marvin Moser
Marvin Moser, Director

/s/ Alan J. Kirschbaum
Chief Financial Officer, Vice President Finance and Treasury (Principal Financial Officer and Principal Accounting Officer)

EXHIBITS
3.01	Certificate of Incorporation (1)

3.01a	Certificate of Amendment to the Certificate of Incorporation (2)

3.01b	Certificate of Amendment to the Certificate of Incorporation (3)

3.01c	Certificate of Amendment to the Certificate of Incorporation (11)

3.01d	Certificate of Amendment to the Certificate of Incorporation (11)

3.01e	Certificate of Amendment to the Certificate of Incorporation (12)

3.02	Amended and Restated By-laws (2)

4.1	Form of Securities Purchase Agreement dated March 31, 2005 between Nutrition 21, Inc. and various investors, designated as Exhibit 4.1 in the related Form 8-K (24)

4.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series I 6% Convertible Preferred Stock, designated as Exhibit 4.2 in the related Form 8-K (24)

4.3	Form of Registration Rights Agreement, designated as Exhibit 4.3 in the related Form 8-K (24)

4.4	Form of Common Stock Purchase Warrant, designated as Exhibit 4.4 in the related Form 8-K (24)

4.5	Letter Agreement dated March 9, 2005 with Bristol Investment Group, Inc., designated as Exhibit 4.5 in the related Form 8-K (24)

4.6
Form of Common Stock and Warrant Purchase Agreement May 19, 2006 by and among Nutrition 21, Inc. and investors signing on the signatory pages thereto, designated as Exhibit 4.1 in the related Form 8-K (26)

4.7	Form of Registration Rights Agreement by and among Nutrition 21, Inc. and investors signing on the signatory pages thereto, designated as Exhibit 4.2 in the related Form 8-K (26)

4.8	Form of Warrant issued to investors other than to CD Investment Partners, Ltd., designated as Exhibit 4.3 in the related Form 8-K (26)

4.9	Form of Common Stock and Warrant Purchase Agreement by and between Nutrition 21, Inc. and CD Investment Partners, Ltd., designated as Exhibit 4.4 in the related Form 8-K (26)

4.10	Form of Registration Rights Agreement entered into by and between Nutrition 21, Inc. and CD Investment Partners, Ltd., designated as Exhibit 4.5 in the related Form 8-K (26)

4.11	Form of Warrant issued to CD Investment Partners, Ltd., designated as Exhibit 4.6 in the related Form 8-K (26)

4.12	Form of Letter Agreement by and among Nutrition 21, Inc., C.E. Unterberg, Towbin, LLC and Dresdner Kleinwort Wasserstein Securities LLC, designated as Exhibit 4.7 in the related Form 8-K (26)

4.13	Form of Warrant issued to each of C.E. Unterberg, Towbin, LLC and Dresdner Kleinwort Wasserstein Securities LLC, designated as Exhibit 4.8 in the related Form 8-K (26)

10.01	Form of Incentive Stock Option Plan (8)

10.02	Form of Non-qualified Stock Option Plan (8)

10.02a	Form of 1989 Stock Option Plan (1)

10.02b	Form of 1991 Stock Option Plan (1)

10.02c	Form of 1998 Stock Option Plan (15)

10.24	Exclusive Option and Collaborative Research Agreement dated July 1, 1988 between the Company and the University of Maryland (4)

10.25	License and License Option Agreement dated December 15, 1988 between the Company and Babson Brothers Company (4)

10.36	Agreement, dated October 6, 1992 between the Company and PHRI (5)

10.47	Employment Agreement dated August 30, 1994 between the Company and Fredric D. Price, as amended and restated (6)

10.48	Lease dated as of February 7, 1995, between the Company and Keren Limited Partnership (7)

10.49	Share Purchase Agreement dated as of December 12, 1996, by and among Applied Microbiology, Inc., Aplin & Barrett Limited and Burns Philp (UK) plc. (9)

10.50	License Agreement dated as of December 12, 1996 between Licensee Applied Microbiology, Inc. and Licensor Aplin & Barrett Limited. (9)

10.51	License Agreement dated as of December 12, 1996 between Licensee Aplin & Barrett Limited and Licensor Applied Microbiology, Inc. (9)

10.52	Supply Agreement dated as of December 12, 1996 between Aplin & Barrett Limited and Applied Microbiology, Inc. (9)

10.53	Investors' Rights Agreement dated as of December 12, 1996 between Applied Microbiology, Inc. and Burns Philp Microbiology. Pty Limited. (9)

10.54	Revolving Loan and Security Agreement dated as of December 12, 1996 between Burns Philp Inc. as Lender and Applied Microbiology, Inc. as Borrower. (9)

10.55	Stock and Partnership Interest Purchase Agreement dated as of August 11, 1997, for the purchase of Nutrition 21. (10)

10.57	Sublease dated as of September 18, 1998, between the Company and Abitibi Consolidated Sales Corporation (12)

10.58	Stock Purchase Agreement dated as of September 17, 1998 between American Home Products Corporation and AMBI Inc. (13)*

10.59	License, Option, and Marketing Agreement dated as of September 17, 1998 between American Home Products, acting through its Whitehall-Robins Healthcare division, and AMBI Inc. (13)*

10.60	Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 21, 1999 between State Street Bank & Trust Company as Lender and the Company and Nutrition 21 as Borrower. (14)

10.61	Agreement of Purchase and Sale of Assets made as of January 19, 1999 by and among Dean Radetsky and Cheryl Radetsky, Optimum Lifestyle, Inc. and AMBI Inc. (14)

10.62	Strategic Alliance Agreement dated as of August 13, 1999 between AMBI Inc. and QVC, Inc. (15)*

10.63	Asset Purchase Agreement made as of December 30, 1999, by and between ImmuCell Corporation and AMBI Inc. (16)

10.64	License Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.65	License and Sublicense Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.66
Amendment effective as of June 30, 2000, to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 21, 1999 between Citizens Bank of Massachusetts (successor in interest to loans originally made by State Street Bank & Trust Company) as Lender and the Company and Nutrition 21 as Borrower. (17)

10.67	Employment Agreement dated as of October 16, 2000 between AMBI Inc. and Gail Montgomery. (18)

10.68	Consulting Agreement entered into as of September 29, 2000 between AMBI Inc. and Fredrick D. Price. (19)

10.69	Amended and Restated By-laws, and Rights Agreement adopted September 12, 2002 (20)

10.70	Nutrition 21, Inc. 2001 Stock Option Plan. (21)

10.71	Nutrition 21, Inc. 2002 Inducement Stock Option Plan. (21)

10.72	Nutrition 21, Inc. Change of Control Policy adopted September 12, 2002. (21)

10.73	Employment Agreement entered into as of September 1, 2002 between Nutrition 21, Inc. and Gail Montgomery. (21)

10.74	Employment Agreement entered into as of August 5, 2002 between Nutrition 21, Inc. and Andrew Wertheim. (21)

10.75	Employment Agreement entered into as of September 1, 2002 between Nutrition 21, Inc. and Benjamin Sporn (21)

10.76	Employment Agreement entered into as of September 16, 2002 between Nutrition 21, Inc. and Paul Intlekofer (22)

10.77	Nutrition 21, Inc. 2005 Stock Plan (23)

10.78	Agreement and General Release and Waiver entered into as of November 30, 2005 between Nutrition 21, Inc. and Gail Montgomery (25)

23.1	Consent of J.H. Cohn LLP (27)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (27)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (27)

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (27)

32.2	Certification of Chief financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (27)

(1)	Incorporated by reference to the Company's Report on Form 10-K for 1991.

(2)	Incorporated by reference to the Company's Report on Form 8-K dated September 4, 1992.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated August 8, 1996, file No. 333-09801.

(4)	Incorporated by reference to the Company's Report on Form 10-K for 1988.

(5)	Incorporated by reference to the Company's Report on Form 10-K for the fiscal period January 31, 1992 through August 31, 1992.

(6)	Incorporated by reference to the Company's Report on Form 10-K for 1994.

(7)	Incorporated by reference to the Company's Report on Form 10-K for 1995.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 originally filed April 15, 1986, file No. 33-4822.

(9)	Incorporated by reference to the Company's Report on Form 8-K dated December 27, 1996.

(10)	Incorporated by reference to the Company's Report on Form 8-K dated August 25, 1997.

(11)	Incorporated by reference to the Company's Report on Form 10-K/A2 for 1997.

(12)	Incorporated by reference to the Company's Report on Form 10-K/A for 1998.

(13)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30. 1998.

(14)	Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1999.

(15)	Incorporated by reference to the Company's Report on Form 10-K for 1999.

(16)	Incorporated by reference to ImmuCell Corporation’s Report on Form 8-K dated January 13, 2000.

(17)	Incorporated by reference to the Company's Report on Form 10-K for 2000.

(18)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31. 2000.

(19)	Incorporated by reference to the Company’s Report on Form 10-K for 2001.

(20)	Incorporated by reference to the Company’s Report on Form 8-K dated September 18, 2002.

(21)	Incorporated by reference to the Company’s Report on Form 10-K for 2002.

(22)	Incorporated by reference to the Company’s Report on Form 10-K/A for 2003.

(23)	Incorporated by reference to the Company’s Report on Form 8-K FOR 2005.

(24)	Incorporated by reference to the Company’s Report on Form 8-K dated April 4, 2005.

(25)	Incorporated by reference to the Company’s Report on Form 8-K dated December 15, 2005.

(26)	Incorporated by reference to the Company’s Report on Form 8-K dated May 23, 2006.

(27)	Filed herewith.

* Subject to an order by the Securities and Exchange Commission granting confidential treatment. Specific portions of the document for which confidential treatment has been granted have been blacked out. Such portions have been filed separately with the Commission pursuant to the application for confidential treatment.

NUTRITION 21, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FILED WITH THE ANNUAL REPORT OF THE

COMPANY ON FORM 10-K

JUNE 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheets of Nutrition 21, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2006. Our audits also included the 2006, 2005 and 2004 consolidated financial statement schedule listed in the Index in Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. and subsidiaries as of June 30, 2006 and 2005, and their consolidated results of operations and cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

/s/ J.H. Cohn LLP
Roseland, New Jersey August 31, 2006

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,414	$675
Short-term investments	11,500	8,000
Restricted cash	—	1,225
Accounts receivable (less allowance for doubtful accounts and returns of $9 in 2006 and 2005)	2,600	779
Other receivables	205	279
Inventories	963	582
Prepaid expenses and other current assets	392	390
Total current assets	18,074	11,930
Property and equipment, net	116	249
Patents, trademarks and other intangibles (net of accumulated amortization of $19,511 and $17,446 at June 30, 2006 and 2005, respectively)	5,375	7,013
Other assets	291	488
TOTAL ASSETS	$23,856	$19,680

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	JUNE 30, 2006	JUNE 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities, accounts payable and accrued expenses	$4,906	$3,929
6% Series I convertible preferred stock subject to mandatory redemption (redemption value $6,586 at June 30, 2006 and $9,600 at June 30, 2005)	4,410	5,324
TOTAL LIABILITIES	9,316	9,253
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding. 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued, 6,586 shares outstanding at June 30, 2006 and 9,600 shares outstanding at June 30, 2005	—	—
Common stock, $0.005 par value, authorized 100,000,000 shares; 48,783,220 issued and outstanding at June 30, 2006 and 38,156,695 issued and outstanding at June 30, 2005	243	190
Additional paid-in capital	86,582	72,205
Accumulated deficit	(72,285)	(61,968)
TOTAL STOCKHOLDERS’ EQUITY	14,540	10,427
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,856	$19,680

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	YEAR ENDED JUNE 30,
	2006	2005	2004
Net sales	$10,298	$9,462	$9,990
Other revenues	366	1,249	242
TOTAL REVENUES	10,664	10,711	10,232
COSTS AND EXPENSES
Cost of revenues	2,722	2,469	2,119
Selling, general and administrative expenses	11,848	9,885	9,088
Research and development expenses	1,546	2,696	2,382
Depreciation and amortization expenses	2,235	2,280	2,497
TOTAL COSTS AND EXPENSES	18,351	17,330	16,086
OPERATING LOSS	(7,687)	(6,619)	(5,854)
Interest income	303	91	46
Interest expense	2,921	497	25
LOSS BEFORE INCOME TAXES	(10,305)	(7,025)	(5,833)
Income taxes	12	19	68
NET LOSS	$(10,317)	$(7,044)	$(5,901)
Basic and diluted loss per common share	$(0.26)	$(0.19)	$(0.16)
Weighted average number of common
shares - basic and diluted	40,262,851	38,041,426	36,767,826

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Preferred Stock Series G		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	Shares	$	$	$	$
Balance at June 30, 2003	188	$188	33,602,990	$168	$64,103	$(49,023)	$15,436
Charge for stock appreciation rights	—	—	—	—	35	—	35
Exercise of stock options	—	—	10,000	—	6	—	6
Issuance of warrants for services	—	—	—	—	52	—	52
Conversion of Series G preferred stock to common stock	(188)	(188)	316,498	2	186	—	—
Private placement of common stock	—	—	4,062,500	20	2,985	—	3,005
Net loss for the year	—	—	—	—	—	(5,901)	(5,901)
Balance at June 30, 2004	—	—	37,991,988	190	67,367	(54,924)	12,633
Exercise of stock options and warrants	—	—	103,732	—	50	—	50
Issuance of common stock for compensation	—	—	60,975	—	25	—	25
Issuance of warrants and beneficial conversion features related to 6% Series I convertible preferred stock	—	—	—	—	4,698	—	4,698
Charge for stock appreciation rights	—	—	—	—	23	—	23
Issuance of warrants for services	—	—	—	—	42	—	42
Net loss for the year	—	—	—	—	—	(7,044)	(7,044)
Balance at June 30, 2005	—	—	38,156,695	190	72,205	(61,968)	10,427
Charge for stock appreciation rights	—	—	75,582	—	97	—	97
Conversion of 3,014 shares of Series I convertible preferred stock to shares of common stock	—	—	2,316,326	10	2,478	—	2,488
Issuance of common stock for dividends on Series I preferred stock	—	—	705,875	3	525	—	528
Stock based compensation expense	—	—	—	—	315	—	315
Private placement of common stock	—	—	5,555,557	28	9,297	—	9,325
Exercise of stock options and warrants	—	—	1,973,185	12	1,665	—	1,677
Net loss for the year	—	—	—	—	—	(10,317)	(10,317)
Balance at June 30, 2006	—	$—	48,783,220	$243	$86,582	$(72,285)	$14,540

See accompanying notes to consolidated financial statement

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED JUNE 30,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(10,317)	$(7,044)	$(5,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	169	181	177
Amortization of intangibles	2,066	2,099	2,320
Accretion of preferred stock and amortization of deferred financing costs	2,360	376	—
Series I convertible preferred stock dividend charged as interest expense	528	—	—
Issuance of warrants for services	—	42	52
Charge for stock appreciation rights	97	23	35
Stock-based compensation expense	315	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,821)	563	(202)
Other receivables	74	(23)	843
Inventories	(381)	582	(28)
Prepaid expenses and other current assets	(2)	(169)	(25)
Other assets	—	186	12
Accounts payable and accrued expenses	923	236	231
Net cash used in operating activities	(5,989)	(2,948)	(2,486)

Cash flows from investing activities:
Contingent payments for acquisitions	(176)	(176)	(143)
Purchases of property and equipment	(36)	(116)	(12)
Payments for patents and trademarks	(198)	(233)	(263)
Redemption of investments available for sale	—	—	3,500
Purchase of investments available for sale	(3,500)	(6,000)	(5,500)
Decrease (Increase) in restricted cash	1,225	(1,225)	—
Net cash used in investing activities	(2,685)	(7,750)	(2,418)

Cash flows from financing activities:
Proceeds from stock option and warrant exercises	1,172	50	6
Preferred stock dividends paid	—	—	(2)
Net proceeds from private placements of common stock, net of issuance costs	9,325	—	3,005
Proceeds from private placement of Series I convertible preferred stock, net of issuance costs		9,159	—
Additional issuance costs related to Series I convertible preferred stock	(84)	—	—
Net cash provided by financing activities	10,413	9,209	3,009

Net increase (decrease) in cash and cash equivalents	1,739	(1,489)	(1,895)
Cash and cash equivalents at beginning of year	675	2,164	4,059
Cash and cash equivalents at end of year	$2,414	$675	$2,164

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Nature of Operations

Nutrition 21, Inc. and its subsidiaries (collectively, the “Company”) is a nutritional bioscience company and the maker of chromium-based supplements with health benefits substantiated by clinical research. The Company markets Chromax chromium picolinate, which is the most studied form of the essential mineral chromium. The Company’s operations related to the licensing of pharmaceutical products have become less material. Accordingly, effective in fiscal year 2004, the Company has reported on the basis that it is one business segment.

b) Consolidation

The consolidated financial statements include the accounts of Nutrition 21, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d) Cash Equivalents and Short-Term Investments

The Company considers all interest-earning liquid investments with a maturity of less than three months when acquired to be cash equivalents. Investments in marketable securities with maturities beyond one year are classified as current assets because of their highly liquid nature. All short-term investments are classified as available for sale and are recorded at market value. Realized gains and losses are determined using the specific identification method. Unrealized gains and losses would be reflected in Accumulated Other Comprehensive Income, if material. Cash equivalents included in the accompanying financial statements include money market accounts, bank overnight investments, commercial paper and auction rate securities.

e) Inventories

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is provided using the straight-line method over the related assets’ estimated useful lives or the term of the lease, if shorter. The estimated useful lives are as follows:

Leasehold improvements	—	Term of lease
Furniture and fixtures	—	7 years
Machinery and equipment	—	5 to 7 years
Office equipment	—	3 to 5 years
Computer equipment	—	3 to 5 years

g) Patents and Trademarks

The Company capitalizes certain patent and trademark costs. Patent and trademark costs are amortized over their estimated useful lives, ranging from 3 to 15 years.

h) Revenue Recognition

Sales revenue is recognized when title transfers, upon delivery at the customer site. There are no customer acceptance provisions to be met before the recognition of any product revenue. Revenue is recognized only where collectibility of accounts receivable is reasonably assured. Other revenues are comprised primarily of license and royalty fees recognized as earned in accordance with agreements entered into by the Company when there is no further involvement required by the Company. The Company accrues for related product returns based on historical activity. In fiscal year 2005, the Company received a non-recurring $1.0 million payment from ImmuCell Corporation for waiving its right to receive potential milestone and royalty payments for a majority of the animal health applications covered by the Company’s patented nisin technology.

When customers have rights to return products, the Company defers revenue recognition until its customers sell the product to the end user. Upon shipment by the Company, amounts billed to customers with rights to product returns are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the product is sold to the end user.

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Income Taxes (continued)
differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

k) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the US Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of fiscal year 2006.

Under FAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on July 1, 2006, the first day of the Company’s fiscal year, using modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding on the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) explained below.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Share-Based Compensation Information under FAS 123R
The weighted average estimated fair value of employee stock options granted during the fiscal year ended June 30, 2006 was $0.51 per share using the Black-Scholes model with the following weighted average assumptions (annualized percentages): Volatility 101.6%; risk-free interest rate 4.5%; dividend yield 0%; post- vesting forfeiture rate 5% and expected life-years-3.0.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company has not paid, nor does it contemplate paying a dividend in the near future. As such, a 0% dividend yield appears appropriate. The post vesting forfeiture rate and the years of expected life are based on the Company’s historical option cancellation and employee exercise information, respectively.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Share-Based Compensation Information under FAS 123R (continued)

As share-based compensation expense recognized in the consolidated statement of operations for the fiscal year ended June 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 5%, based on historical experience.

For share-based awards granted in fiscal year 2006, the total estimated share-based employee compensation expense recognized in the fiscal year ended June 30, 2006 was $77,000.

The Company recorded $315,000 in share-based employee compensation expense in the fiscal year ended June 30, 2006 related to non-vested share-based awards granted prior to fiscal year 2006.

At June 30, 2006, total unrecognized share-based employee compensation cost related to non-vested awards, granted prior to fiscal year 2006 was $145,000, which is expected to be recognized over a weighted average period of 1.3 years.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006
Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Common Stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R.
For purposes of pro forma disclosures under FAS 123 for the years ended June 30, 2005 and 2004, the estimated fair value of the share-based awards was assumed to be amortized over their vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share were as follows:

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006 (continued)

	Year Ended June 30,
	2005	2004
Net loss as reported	$(7,044)	$(5,901)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(263)	(25)
Pro forma net loss	$(7,307)	$(5,926)
Loss per common share:
Basic and diluted - as reported	$(0.19)	$(0.16)
Basic and diluted - pro forma	$(0.19)	$(0.16)

l) Accounting For Warrants Issued With Convertible Debt

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses of EITF Issue No. 98-5 and EITF Issue No. 00-27. Such value is determined after first allocating an appropriate portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

m) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived tangible assets and certain intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

n) Advertising costs

Advertising costs are expensed as incurred. The amount charged to expense during fiscal years 2006, 2005 and 2004 was $1.0 million, $1.4 million and $0.9 million, respectively.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o) Reclassifications

Certain reclassifications have been made to prior years’ financial statement amounts to conform to the 2006 presentation.

Note 2: SHORT-TERM INVESTMENTS

Short-term investments are comprised as follows(in thousands):	June 30,
	2006	2005
Available for sale:
2.03% corporate bond, maturing 12/22/05	$—	1,000
3.87% corporate bond, maturing 12/15/06	1,000	1,000
Variable rate corporate bonds, maturing 5/5/06	—	1,000
Auction rate securities(1)	10,500	5,000
TOTAL	$11,500	$8,000

(1)
Included in investments in available-for-sale securities at June 30, 2006 and June 30 2005 are investments in auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty and, accordingly, they are carried at cost which approximates fair value, and classified as current assets. All income generated from these investments is recorded as interest income.

Note 3: FINANCIAL INSTRUMENTS AND MAJOR CUSTOMERS

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate carrying amounts due to the short maturities of these instruments.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as the Company performs on-going credit evaluations of its customers. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations. Management does not believe that significant credit risk exists at June 30, 2006. The Company places its cash primarily in market interest rate accounts and overnight investments. The Company had $0.6 million invested in mutual money market funds and $1.8 million invested in overnight investments.

The Company sells its products to customers in the Americas. The Company performs ongoing credit evaluations of its customer’s financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for credit losses based on past write-offs, collections and current credit evaluations and, through June 30, 2006, such losses have been within management’s expectations.

In fiscal years 2006 and 2005, two customers accounted for approximately 30% and 34% of total revenues, respectively. For fiscal year 2004, one customer accounted for approximately 35% of total revenues. In addition, two customers accounted for 50% of accounts receivable, net at June 30, 2006, while three customers accounted for 40% of accounts receivable, net at June 30, 2005.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4: PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net, at June 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Furniture and fixtures	$498	$492
Machinery and equipment	135	135
Office equipment & leasehold improvements	543	542
Computer equipment	830	824
	2,006	1,993
Less: accumulated depreciation and amortization	(1,890)	(1,744)
Property and equipment, net	$116	$249

Note 5: PATENTS AND TRADEMARKS, NET

During fiscal years 2006, 2005 and 2004, changes in intangible assets relate to the investment of $0.2 million, $.0.4 million and $0.2 million, respectively, in existing patents, which will be amortized over the remaining life of the patents. No significant residual value is estimated for these intangible assets. Intangible asset amortization expense was $2.1 for fiscal year 2006, $2.1 million for fiscal year 2005 and $2.3 million for fiscal year 2004. The components of intangible assets are as follows (in thousands):

	June 30,
	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and licenses	$8,871	$(8,544)	$8,623	$(7,753)
Trademarks, trade names and other intangible assets	16,015	(10,967)	15,836	(9,693)
	$24,886	$(19,511)	$24,459	$(17,446)

Amortization expense for the net carrying amount of intangible assets at June 30, 2006 is estimated to be approximately $1.8 million in fiscal years 2007, 2008 and 2009, respectively.

Note 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following items are included in accounts payable and accrued expenses at June 30, 2006 and 2005 (in thousands):

	2006	2005
Accounts payable	$2,196	$1,557
Consulting and professional fees payable	397	100
Accrued compensation and related expense	57	369
Accrued termination expense	—	1,225
Accrued expenses related to branded products	222	—
Deferred income related to branded products	1,668	—
Other accrued expenses	366	678
	$4,906	$3,929

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: SERIES I CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY  REDEMPTION

On March 31, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) under which the Company sold to private investors 9,600 shares of 6% Series I Convertible Preferred Stock and warrants to purchase 2,948,662 shares of Common Stock for gross proceeds of $9.6 million. At June 30, 2006, 2,887,232 of these warrants remain outstanding. Each share of Preferred Stock has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the option of the holders at $1.2535 per share, subject to anti-dilution provisions. Subject to certain conditions, the Company can force conversion of the Preferred Stock if the volume weighted average price of the common stock is at least $3.76 for 20 consecutive trading days. The Preferred Stock pays cumulative dividends at the annual rate of 6%. Dividends are payable in cash or common stock at the sole election of the Company. Dividends shall be valued at 90% of the average of the 20 VWAPs (daily volume weighted average price). The Company must redeem the Preferred Stock at the original issue price plus accrued dividends on March 31, 2009. The Agreement also provides for early redemption of the Preferred Stock on the occurrence of certain default events. The Warrants are exercisable commencing October 1, 2005 and ending on March 31, 2010 at $1.3104 per share subject to anti-dilution provisions and other limitations. The Warrants may be exercised on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that has a then market value equal to the exercise price) after March 31, 2006 so long as no registration statement is in effect with respect to the sale of shares issuable upon exercise.

The Company, based on relative fair value, recorded additional paid-in capital of $4.6 million relating to a beneficial conversion feature of the preferred stock and the fair value of the warrants with the remaining $5.0 million of the proceeds recorded as a long-term liability. As a result, dividends on the preferred stock are charged as interest expense. Related issuance costs of $0.5 million, classified as other assets on the consolidated balance sheets, are amortized to interest expense over the term of the preferred stock. In addition, debt discount is being accreted and charged to interest expense over the term of the preferred stock. In fiscal year 2006 and 2005, $2.3 million and $0.3 million, respectively was charged to interest expense for accretion.

Note 8:  STOCKHOLDERS’ EQUITY

On May 19, 2006, the Company completed separate private placements of 5,555,557 shares of common stock at $1.80 per share for aggregate gross proceeds of $10.0 million. The Company also issued to the investors 2,222,222 five year warrants that are exercisable at $2.20 per share. At June 30, 2006, all of these warrants remain outstanding. The Company intends to use the net proceeds from the sale of these securities primarily for marketing and advertising of Chromax and Diachrome. In addition, a portion of the net proceeds will be allocated to continue to aggressively enforce the Company’s patent rights.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8:  STOCKHOLDERS’ EQUITY (continued)

Warrants Issued for Services

In addition to the warrants issued to the private investors, as noted above, the Company, from time to time, has issued warrants to purchase Common Stock to non-employees for services rendered. Warrants are granted to purchase the Company’s Common Stock with exercise prices set at fair market value on the date of grant. The terms of the warrants vary depending on the circumstances, but generally expire in three to five years. The Company had outstanding warrants issued to non-employees for services as follows:

WARRANTS	Number	Wtd-Avg Exercise Price	Wtd-Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	834,411	$0.95
Granted	292,461	1.25
Exercised	(840,841)	0.99
Forfeited or expired	(12,031)	1.05
Outstanding at June 30, 2006	274,000	$1.18	2.9	$219,250
Exercisable at June 30, 2006	267,000	$1.18	2.9	$213,650

The weighted-average grant-date fair value of warrants granted during the fiscal years 2006, 2005 and 2004 was $0.75, $0.20 and $0.92, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2006, 2005 and 2004 was $0.9 million, $0 thousand and $0 thousand, respectively.

The warrants expire between 2007 and 2012. Certain of the warrants include anti-dilution clauses.

The Company recorded compensation expense associated with the issuance of warrants to non-employees for services rendered of $14 thousand, $42 thousand and $52 thousand during fiscal years 2006, 2005 and 2004, respectively.

 Options

The Company has adopted seven Stock Option Plans, which permits the grant of share options and shares to its employees for up to 16.2 million shares of common stock. The Company believes that such awards better align the interests of the employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8:  STOCKHOLDERS’ EQUITY (continued)

price of the Company’s stock at the date of grant; those options generally vest ratably over several years from the date of grant and expire ten years from the date of vesting. Approximately 7.3 million options remain available for grant under these plans at June 30, 2006.

OPTIONS	Shares	Wtd-Avg Exercise Price	Wtd-Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2005	5,687,628	$0.86
Granted	425,000	0.77
Exercised	(1,272,014)	l.02
Forfeited or expired	(274,643)	1.42
Outstanding at June 30, 2006	4,565,971	$0.91	6.4	$4,155,034
Exercisable at June 30, 2006	3,723,886	$0.97	5.9	$3,165,303

The weighted-average grant-date fair value of options granted during the fiscal years 2006, 2005 and 2004 was $0.80, $0.84 and $0.82 per share, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2006, 2005 and 2004 was $0.7 million, $58 thousand and $3 thousand, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the year ended June 30, 2006 is presented below:

Nonvested Shares	Shares	Wtd-Avg Grant-date Fair Value
Nonvested at July 1, 2005	1,843,649	$0.59
Granted	120,000	0.69
Vested	(1,112,568)	0.54
Forfeited	(8,996)	0.54
Nonvested at June 30, 2006	842,085	$0.64

As of June 30, 2006, there was $146 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2 years. The total fair value of shares vested during the years ended June 30, 2006, 2005 and 2004 was $0.6 million, $0.7 million and $0.6 million, respectively.

The per share weighted-average fair value of stock options granted during fiscal years 2006, 2005 and 2004 was $0.51, $0.49 and $0.25, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	4.46%	3.0%	2.3%
Expected life-years	3.0	2.4	2.5
Expected volatility	101.6%	104.1%	125.5%
Expected dividend yield	—	—	—

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10: LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share for the periods indicated.

	Year ended June 30,
	2006	2005	2004
Basic and diluted loss per common share:
Net loss	$(10,317)	$(7,044)	$(5,901)
Weighted average shares	40,262,851	38,041,426	36,767,826
Basic and diluted loss per common share	$(0.26)	$(0.19)	$(0.16)

Diluted loss per share for the fiscal years ended June 30, 2006, 2005 and 2004, does not reflect the total of any of the incremental shares related to the assumed conversion or exercise of preferred stock, stock options and warrants (12,695,989, 12,351,813 and 1,441,070 shares, respectively) as the effect of such inclusion would be anti-dilutive.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11: BENEFIT PLANS

Through September 19, 2004, eligible employees of the Company were entitled to participate and to accrue benefits in the AB Mauri Food Inc. Retirement Plan, a non-contributory defined benefit pension plan (the “Pension Plan”) maintained by AB Mauri Food Inc. No additional pension benefits accrue under the Pension Plan for services performed or compensation paid on or after September 19, 2004. Service with the Company after September 19, 2004 will be considered solely for purposes of vesting and for determining eligibility for early retirement benefits.

During fiscal years 2006, 2005, and 2004, the Company made contributions to the Retirement Plan of $0.2 in each of the respective years. The Company is obligated to make a payment of $0.2 million in fiscal years 2007 and 2008.

In addition, the Company also maintains a 401(k) deferred contribution plan. Contributions to the plan for the fiscal years 2006, 2005 and 2004 were $0.1 million each year.

Note 12:  INCOME TAXES

The provisions for income taxes for the fiscal years ended June 30, 2006, 2005 and 2004 consist of the following (in thousands):

	2006	2005	2004
Current	$12	$19	$68
Deferred	—	—	—
	$12	$19	$68

Income taxes attributed to the pre-tax loss differed from the amounts computed by applying the US federal statutory tax rate to the pre-tax loss as a result of the following (in thousands):
	2006	2005	2004
Income tax (benefit) at U.S. statutory rate	$(3,475)	$(3,379)	$(1,983)
Increase/ (reduction) in income taxes resulting from:
Change in valuation allowance	2,132	3,366	1,983
Non deductible interest and dividends	1,311	—	—
State taxes, net of federal	8	19	68
Other items	36	13	—
Total income tax	$12	$19	$68

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: INCOME TAXES (continued)

The tax effects of temporary differences that give rise to deferred taxes and deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 are presented below (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$10,671	$6,919
Accrued expenses	93	741
Inventory reserve	21	24
Intangible and fixed assets	4,826	5,794
Other	3	4
Total gross deferred tax assets	15,614	13,482
Less valuation allowance	(15,614)	(13,482)
Net deferred tax assets	$—	$—

At June 30, 2006, the Company has available, for federal and state income tax purposes, net operating loss carry forwards of approximately $27.4 million and $17.3 million, respectively, expiring through 2026. Ultimate utilization of such net operating loss carryforwards may be significantly curtailed if a significant change in ownership of the Company were to occur. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Note 13: COMMITMENTS AND CONTINGENCIES

In connection with the termination of the employment of Andrew Wertheim (a former executive officer), the Company deposited $1.2 million as security with the Clerk of the District Court for the payment of damages and interest awarded the former executive. The $1.2 million was originally classified as restricted cash in the Company’s financial statements. In November 2005, the former executive received $1.1 million of the security deposit and $0.1 million was returned to the Company.

On September 3, 2004, QVC filed a suit against the Company alleging that QVC has the right to return product to the Company and receive a payment of $551 thousand and for $6 thousand for certain services QVC allegedly rendered to the Company. The Company and QVC settled this suit for a payment of $390 thousand made by the Company on April 20, 2006.

The Company and the Federal Trade Commission (FTC) are discussing whether the Company should have any liability for weight loss advertising claims that were made on QVC, Inc. for the Company’s Lite Bites® products. On March 24, 2004, the FTC sued QVC in the U.S. District Court for the Eastern District of Pennsylvania for these claims and for claims made on QVC for other products. QVC has in the same lawsuit filed on April 14, 2004, Third-Party Complaints for damages against six parties including the Company (Third-Party Defendants). The Company, in the same lawsuit, filed on March 4, 2005, a Third-Party Complaint for indemnity against Marvin Segel, its on-air spokesperson for Lite-Bites products. The Company discontinued the Lite Bites product line in fiscal year 2003. Neither the FTC nor QVC has set forth an amount being sought as damages, nor can the Company estimate its liability, if any.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: COMMITMENTS AND CONTINGENCIES (continued)

The Company entered into a four-year agreement with Benjamin Sporn effective as of September 1, 2002, which provides for his services as Senior Vice President, General Counsel, and Secretary as an employee during the first two years of the term and as General Counsel as a consultant during the balance of the term. Mr. Sporn's salary and fees will be $207,500, $225,000, $150,000 and $100,000 in successive years under the agreement, plus performance bonuses based on achieving defined revenue targets. Mr. Sporn is also entitled to additional payments equal to two years’ salary if his employment is terminated without cause before the agreement expires. If Mr. Sporn’s employment is terminated or he resigns within six months after a change of control (as defined) the Company will pay to him 2.99 times his annual salary and previous year’s bonus plus certain gross-ups, but these payments will be reduced to the extent necessary to prevent the application of Section 280G of the Internal Revenue Code. The Company in July 2002 granted to Mr. Sporn options to purchase an aggregate of 225,000 shares of the Company’s Common Stock at $0.39 per share.

The Company has entered into various research and license agreements with certain universities to supplement the Company's research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon a percentage of product sales.

The Company leases certain office space in the United States. The lease expires in the year 2009. Rent expense under this operating lease was approximately $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2005, and $0.4 million in fiscal year 2004. Future non-cancelable minimum payments under this lease are as follows (in thousands):

Fiscal Year	Amount
2007	$388
2008	388
2009	291
Total	$1,067

In connection with the Company’s purchase agreement for Nutrition 21 on August 11, 1997, the Company made cash payments of $0.2 million for each of the fiscal years 2006 and 2005 and $0.1 million for the fiscal year 2004.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: SUBSEQUENT EVENTS

On August 15, 2006, the Company entered into a merger agreement (the “Agreement”) dated as of August 15, 2006 with Iceland Health, Inc., a New York corporation (“Iceland Health”), for the merger of Iceland Health into N21 Acquisition I LLC, a newly formed New York corporation that is wholly owned by the Company. Iceland Health is a privately held company that is owned by Mark Stenberg and Arnold Blair (the “Stockholders”) and is in the business of marketing and selling fish oil and omega-3 fatty acids that are manufactured by an Iceland company. It markets its products through direct response channels including TV infomercials, print, radio, direct mail and internet e-commerce. The closing contemplated under the Agreement took place on August 25, 2006.

At the closing, the Company paid or delivered to the Stockholders 8,000,000 shares of the Company’s common stock; $1.0 million in cash; $2.5 million in notes that will be due August 2009 with 5% interest and that will be collateralized with the “Iceland Health” trade name and trade mark; and up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the Closing exceed $10.0 million. The Company will be required to issue to the Stockholders up to 1.5 million additional shares of the Company’s common stock if the volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the first anniversary of the Closing is less than $2 per share.

Within 60 days after the closing, the Company will pay to the Stockholders the amount if any by which Working Capital (as defined) at the closing is more than $100,000, and the Stockholders will pay to the Company the amount if any by which Working Capital at the closing is less than $100,000.

The shares issued and issuable to the Stockholders at the closing will initially be restricted, but the Company is required to file a registration statement for these shares within 90 days after the closing. Notwithstanding registration, the shares (except for a total of up to 920,000 shares to be transferred by the Stockholders to other persons) will be restricted so that no shares can be sold during the first year after the closing, one-third can be sold during the second year after the closing, and two-thirds can be sold during the third year after the closing. The restrictions lapse on the third anniversary of the closing. Restrictions also lapse earlier upon sale of the Company or of all or substantially all of its assets or the purchase by one person or entity of 35% or more the Company’s then outstanding common stock.

Each Stockholder entered into a three-year employment agreement with the Company that provides for a base salary of $225 thousand per year. For each full fiscal year during a Stockholder’s employment in which the Company has positive EBITDA, the Company will pay to him a bonus equal of 0.25% (but not more than $50 thousand) of the Company’s direct response sales in excess of $30.0 million during such fiscal year, plus 2.5% (but not more than $100 thousand) of any direct response operating profits in excess of $3.0 million during such fiscal year. The employment agreement also provides that each Stockholder is to be granted options during the period ending December 31, 2007 based on the number of options granted to executives similarly situated, and that he will be eligible for additional options during the balance of his employment term. If the Company terminates the employment of a Stockholder other than For Cause (as defined), the Company will be required to pay to the Stockholder his base salary for 12 months or to the end of the term, whichever is less. The restrictions on shares issued and issuable to a Stockholder also lapse if there is a Final Determination (as defined) that the Stockholder’s employment was terminated by the Company other than For Cause (as defined) or that the Stockholder terminated his employment with the Company for Good Reason (as defined).

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: SUBSEQUENT EVENTS (continued)

Based on a preliminary valuation, the purchase price, estimated to be $18.9 million, excluding any amounts related to earn-out payments, will be allocated as follows: Goodwill ($12.2 million); Trade Names ($5.4 million); Customer Relationships ($1.0 million) and Non-compete Agreements ($0.3 million).

Note 15 SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended June 30,
	2006	2005	2004
Supplemental disclosure of cash flow information (in thousands)
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	12	19	2
Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payment	54	31	21
Issuance of common stock for conversion of Series G preferred stock	—	—	188
Cashless exercise of warrants	505	—	—
Issuance of common stock for deferred compensation	—	25	—
Issuance of warrants to purchase 292,461 shares of common stock for services related to 6% Series I convertible preferred stock	—	248	—
Issuance of common stock for conversion of Series I preferred stock	2,488	—	—
Issuance of common stock for dividends on Series I preferred stock	528	—	—

Note 16: QUARTERLY FINANCIAL INFORMATION (unaudited)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2006
Revenues	$3,601	$2,099	$2,461	$2,503
Gross profit	3,000	1,448	1,877	1,617
Loss before income taxes	(1,128)	(3,098)	(2,328)	(3,751)
Net loss	(1,138)	(3,103)	(2,330)	(3,746)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.08)	$(0.06)	$(0.09)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2005
Revenues	$2,741	$3,653	$2,394	$1,923
Gross profit	2,131	2,981	1,736	1,394
Loss before income taxes	(1,223)	(282)	(1,858)	(3,662)
Net loss	(1,227)	(287)	(1,868	(3,662)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.10)

Schedule II

NUTRITION 21, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
Accounts	Balance Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance End of Year
($ in thousands)
Year ended June 30, 2006
Allowance for doubtful accounts	9	—	—	—	9
Deferred tax valuation allowance	13,482	2,132	—	—	15,614
Allowance for returns and allowances	390*	—	—	(390)	—
Allowance for inventory obsolescence	60	62	—	68	54
Year ended June 30, 2005
Allowance for doubtful accounts	10	—	—	(1)	9
Deferred tax valuation allowance	10,116	3,366	—	—	13,482
Allowance for returns and allowances	516	(126)	—	—	390*
Allowance for inventory obsolescence	6	54	—	—	60
Year ended June 30, 2004
Allowance for doubtful accounts	430	(411)	—	(9)	10
Deferred tax valuation allowance	5,791	1,983	2,342**	—	10,116
Allowance for returns and allowances	1,060	—	(190)	(354)	516*
Allowance for inventory obsolescence	237	—	—	(231)	6

*Included in accrued expenses in the consolidated balance sheets.

**Reclassification of deferred tax assets and related valuation allowance.