Form 10-Q
period 2006-09-30
NUTRITION 21 INC
filed 2006-11-14
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________.

Commission File Number 0-14983

NUTRITION 21, INC.
(Exact Name of Registrant as Specified in its Charter)

New York	11-2653613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Manhattanville Road
Purchase, New York	10577-2197
(Address of Principal Executive Offices)	(Zip Code)

(914) 701-4500
(Registrant's telephone number, including Area Code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at November 10, 2006
Common Stock, $0.005 par value per share	58,014,431 shares

NUTRITION 21, INC.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2006	June 30, 2006
	(unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$1,881	$2,414
Short-term investments	9,000	11,500
Accounts receivable (less allowance for doubtful accounts and returns of $9)	1,967	2,600
Other receivables	232	205
Inventories	1,732	963
Prepaid expenses and other current assets	1,310	392
Total current assets	16,122	18,074

Property and equipment, net	100	116

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $20,174 at September 30, 2006 and $19,511 at June 30, 2006)	6,066	5,375

Goodwill	12,095	---

Other intangibles with indefinite lives	5,379	---

Other assets	412	291

TOTAL ASSETS	$40,174	$23,856

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2006	June 30, 2006
	(unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities - accounts payable and accrued expenses	$6,671	$4,906

Long term debt	2,298	---

6% Series I convertible preferred stock subject to mandatory redemption (redemption value $6,022 and $6,586 at September 30, 2006 and June 30, 2006, respectively)	4,214	4,410
Total liabilities	13,183	9,316

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 6,022 and 6,586 shares outstanding at September 30, 2006 and June 30, 2006, respectively
	---	---

Common stock, $0.005 par value, authorized 100,000,000 shares; 57,451,823 shares issued and outstanding at September 30, 2006 and 48,783,220 issued and outstanding at June 30, 2006	287	243
Additional paid-in capital	103,101	86,582
Accumulated deficit	(76,397)	(72,285)
Total stockholders’ equity	26,991	14,540
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,174	$23,856

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	September 30,
	2006	2005

Net Sales	$4,548	$3,550
Other revenues	136	51

TOTAL REVENUES	4,684	3,601

COSTS AND EXPENSES

Cost of revenues	1,381	601
Selling, general and administrative expenses	5,942	2,796
Research and development expenses	388	408
Depreciation and amortization	681	561

TOTAL COSTS AND EXPENSES	8,392	4,366

OPERATING LOSS	(3,708)	(765)

Interest income	138	54
Interest expense	539	427

LOSS BEFORE INCOME TAXES	$(4,109)	$(1,138)

Income taxes	3	---

NET LOSS	$(4,112)	$(1,138)

Basic and diluted loss per common share	$(0.08)	$(0.03)

Weighted average number of common shares - basic and diluted	52,352,632	38,230,086

See accompanying notes to condensed consolidated financial statements

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	$	$	$
Balance at June 30, 2006	48,783,220	$243	$86,582	$(72,285)	$14,540

Conversion of 564 shares of Series I convertible preferred stock to shares of common stock	453,883	2	568	----	570

Issuance of common stock for dividends on Series I preferred stock	50,994	----	90	----	90

Issuance of common stock for the purchase of Iceland Health, Inc.	8,000,000	40	15,432	----	15,472

Stock-based compensation expense	----	----	38	----	38

Exercise of stock options and warrants	163,726	2	391	----	393

Net loss for the period	----	----	----	(4,112)	(4,112)

Balance at September 30, 2006	57,451,823	$287	$103,101	$(76,397)	$26,991

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,112)	$(1,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	18	51
Amortization of intangibles	663	510
Accretion of preferred stock and amortization of deferred financing costs	423	275
Non-cash interest expense on note payable to Iceland Health	16	--
Series I convertible preferred stock dividend charged as interest expense	90	144
Stock-based compensation expense	38	49
Charge for stock appreciation rights	--	24
Changes in operating assets and liabilities, net of effects of acquisition of Iceland Health, Inc.
Accounts receivable	491	(594)
Other receivables	135	190
Inventories	(302)	(160)
Prepaid expenses and other assets	(657)	(247)
Accounts payable and accrued expenses	295	188
Net cash used in operating activities	(2,902)	(708)
Cash flows from investing activities:
Contingent payments for acquisitions	(68)	(31)
Purchases of property and equipment	(2)	(10)
Payments for patents and trademarks	(24)	(31)
Redemption of investments available for sale	2,500	2,000
Increase in restricted cash	--	(18)
Cash portion of purchase price for Iceland Health, Inc., net of cash acquired	(430)	--
Net cash provided by (used in) investing activities	1,976	1,910
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	393	14
Additional issuance costs related to Series I convertible preferred stock	--	(83)
Net cash provided by (used in) financing activities	393	(69)
Net increase (decrease) in cash and cash equivalents	(533)	1,133
Cash and cash equivalents at beginning of period	2,414	675
Cash and cash equivalents at end of period	$1,881	$1,808

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K and the Form 8-K/A relating to the acquisition of Iceland Health, Inc. (“IH”) (see Note 5) filed on November 8, 2006. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The June 30, 2006 balance sheet has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

The accompanying unaudited condensed consolidated financial statements include the accounts of Nutrition 21, Inc. and its subsidiaries, including Iceland Health, LLC from August 26, 2006, date of acquisition, collectively the “Company”.

Note 2	SHORT-TERM INVESTMENTS

Investments in marketable debt securities with maturities less than three months are classified as current assets because of their highly-liquid nature. All short-term investments are classified as available for sale and are recorded at market value. Realized gains and losses are determined using the specific identification method. Unrealized gains and losses would be reflected in Accumulated Other Comprehensive Income, if material.

Short-term investments are comprised as follows (in thousands):

	September 30, 2006	June 30, 2006
3.87% corporate bond, maturing 12/15/06	1,000	1,000
Auction rate securities (1)	8,000	10,500
	$9,000	$11,500

(1) Included in investments as available-for-sale securities at September 30, 2006 and June 30, 2006 are investments in auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide the Company with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty and, accordingly, they are carried at cost which approximates fair value, and classified as current assets. All income generated from these investments is recorded as interest income.

Note 3	STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the US Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of fiscal year 2006. Prior to adopting FAS 123R, the Company used the intrinsic value method of accounting for employee stock options.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on July 1, 2005, the first day of the Company’s fiscal year, using modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding on the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). The Company has used the Block-Scholes option pricing model to calculate the fair value of stock options under FAS 123R and FAS 123.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Share-Based Compensation Information under FAS 123R

The risk-free interest rate assumption used in applying the Block-Scholes option pricing model is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company has not paid, nor does it contemplate paying a dividend in the near future. As such a 0% dividend yield appears appropriate. The post vesting forfeiture rate and the years of expected life are based on the Company’s historical option cancellation and employee exercise information, respectively.

As share-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended September 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 5%, based on historical experience.

The Company recorded $38 thousand and $49 thousand in share-based compensation expense in the three month periods ended September 30, 2006 and 2005, respectively, related to share-based awards granted prior to fiscal year 2007.

At September 30, 2006, total unrecognized compensation cost related to non-vested awards, granted prior to fiscal year 2007 was $0.1 million, which is expected to be recognized over a weighted average period of 1.3 years.

The following is a summary of option activity for the quarter ended September 30, 2006 during which there were no options granted under the Company’s stock option plans:

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value($000)
Outstanding at July 1, 2006	4,606	$0.91
Granted	---
Exercised	(134)	$1.01
Forfeited or expired	(68)	$3.99
Outstanding at September 30, 2006	4,404	$0.87	5.9	$4,873
Exercisable at September 30, 2006	3,702	$0.89	5.4	$4,051

Note 4	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes which is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on the Company’s condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year valance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements - Materiality” (“SAB 99”) should be applied to determine whether the misstatement is material. The Company will adopt SAB 108 as of December 31, 2006. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

Note 5	ACQUISITION OF ICELAND HEALTH, INC.

In accordance with SFAS No. 141, “Business Combinations”, acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, identifiable assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition. The results of operations of the acquired company are consolidated beginning as of the date of acquisition.

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. The Company delivered or paid to the former stockholders 8,000,000 shares of the Company’s common stock; $1,000,000 in cash; and $2,500,000 in 5% notes that are due on August 25, 2009. The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trade marks and the goodwill with respect to these names and marks. The Company also agreed to pay to the former stockholders up to

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 5	ACQUISITION OF ICELAND HEALTH, INC. (continued)

$2,500,000 in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the Closing exceed $10,000,000. Any earn-out payments disbursed in future periods will be charged to expense in that period in accordance with accounting principles generally accepted in the United States of America. The Company will be required to issue to the former stockholders up to 1.5 million additional shares of the Company’s common stock if the volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the first anniversary of the closing is less that $2 per share.

The shares issued and issuable to the Stockholders at the closing will initially be restricted, but the Company is required to file a registration statement for these shares within 90 days after the closing.

The preliminary purchase price allocation has been determined as follows:

Assets purchased:

Net identifiable tangible assets	$181
Trade names	5,379
Customer relationships	924
Non-compete agreements	375
Goodwill and other intangible assets	12,095

Purchase Price	$18,954

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company, IH for the three month periods ended September 30, 2006 and 2005, as if the acquisition had occurred as of the beginning of each period instead of August 26, 2006, after giving effect to certain adjustments. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Iceland Health, Inc. been a single entity during this period.

	Consolidated Pro-forma
	Three Months Ended
	September 30,	September 30,
	2006	2005

Total revenues	$9,911	$9,777

Net loss	(3,971)	(1,344)

Basic and diluted loss per common share	$(0.08)	$(0.04)

Note 6	INVENTORIES

Inventories at September 30, 2006 and June 30, 2006 consist primarily of finished goods.

Note 7	LOSS PER COMMON SHARE

Diluted loss per common share for the three month periods ended September 30, 2006 and 2005 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options and warrants (13,211,504 and 8,820,177 shares as of September 30, 2006 and 2005, respectively,) as the effect of such inclusion would be anti-dilutive.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 8	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:

Cash paid for income taxes	$7	$5

Supplemental schedule of non-cash financing activities:
Obligation for N21 contingent payments	$145	$67
Issuance of common shares on conversion of 564 shares of Series I convertible preferred stock	$570	$51
Issuance of common stock and notes payable for acquisition of Iceland Health, Inc.	$17,754	---

Note 9	6% SERIES I CONVERTIBLE PREFERRED STOCK

Cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company. Dividends shall be valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company’s common stock) immediately prior to the dividend payment date. For the three month period ended September 30, 2006, the Company issued 50,994 shares of common stock in lieu of a cash dividend. The Company must redeem the preferred stock at the original issue price plus accrued dividends on March 31, 2009.

Note 10	SEGMENT REPORTING

The Company’s business segments are based on the organization structure used by the Company’s chief operating decision maker for making operating and investment decisions and for assessing performance. As a result, the Company operates in two business segments: as a supplier of essential minerals, most notably chromium picolinate, (Ingredients Group) and as a supplier of finished goods to food, drug and mass retailers (Finished Products Group). The organization structure used by the Company’s chief operating decision maker changed in fiscal 2007 to accommodate the acquisition of IH in August 2006, as well as the increased importance of sales of finished goods to retailers. The Company evaluates the performance of its operating segments based on segment revenues and EBITDA. Unallocated corporate expenses include executive salaries, research and development expenditures, depreciation and amortization and external professional fees, such as accounting, legal and investor relations costs which are not allocated to segments.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 10	SEGMENT REPORTING (continued)

Financial data by segment was as follows (000’s):

	Three Months Ended

	September 30,	September 30,
	2006	2005
Net sales
Ingredients Group	$1,559	$3,522
Finished Products Group	2,989	20

Sales to external customers	4,548	3,542
Other revenues	136	59

Total Revenues	$4,684	$3,601

Income (loss) before income taxes
Ingredients Group	761	2,629
Finished Products Group	(2,129)	(1,424)
Unallocated corporate expenses	(2,741)	(2,343)

Loss before income taxes	$(4,109)	$(1,138)

Unallocated corporate assets	$40,103	$19,239

Assets of the Company are allocated by segment as the Company’s chief operating decision maker evaluates the performance of a segment based solely on revenues and EBITDA.

Substantially all of the Company’s revenues are generated in the United States.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

Forward-Looking Statements and Risk Factors

This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and similar expressions identify forward-looking statements. Statements that are “forward-looking statements” are based on current expectations and assumptions that are subject to risks and uncertainties. Actual performance and results could differ materially because of factors such as those set forth under “Risk Factors” in Form S-3/A filed with the Securities and Exchange Commission on June 28, 2006.

We undertake no obligation to update or review any guidance or other forward-looking information, whether as a result of new information, future developments or otherwise.

 General

Revenues from the Ingredient Products Group are primarily derived from the sale of proprietary ingredients, together with the grant of patent licenses to use the ingredients, to manufacturers of vitamin and mineral supplements. The fees for the licenses are bundled on an undifferentiated basis with the price that the Company charges for its ingredients, since licenses are never sold separately.

Revenues from the finished Products Group are principally derived from the sale of branded products to food drug and mass retailers. Revenue, net of an estimate for returns, is recognized when the products are received by the retailers or, if the retailer has the right to return all unsold product, revenue is recognized when the end user takes possession of the product. Upon shipment by the Company, amounts billed to customers with the right to return all unsold product are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the product is sold to the end user.

Cost of revenues includes both direct and indirect manufacturing costs. Research and development expenses include internal expenditures as well as expenses associated with third party providers. Selling, general and administrative expenses include salaries and overhead, third party fees and expenses, and costs associated with the selling of the Company’s products. The Company capitalizes patent costs and intangible assets with finite lives, and amortizes them over periods not to exceed seventeen years.

Results of Operations

Revenues

Net product sales of the Ingredient Products Group were $1.6 million for the three month period ended September 30, 2006 compared to $3.5 million for the same period a year ago. Last year’s quarter experienced an unusual increase in sales as customers stockpiled chromium picolinate prior to the termination of their licensing agreements.

Net product sales of the Finished Products Group were $3.0 million compared to $0.02 million for the same period a year ago. Net product sales derived from the Company’s acquisition of IH, which have only been recognized since the date of acquisition, August 26, 2006, accounted for $2.0 million of the increase, while branded product sales of Chromax® and Diachrome® were $1.0 million compared to $0.1 million in the same period last year. Customer awareness, recognition and growing acceptance of our branded products were the primary reasons for the increase.

Other revenues were $136 thousand in the three month period ended September 30, 2006, compared to $59 thousand in the same period a year ago.

Cost of revenues

Cost of revenues for the Ingredients Products Group were $0.6 million for the three month periods ended September 30, 2006 and 2005, respectively, due primarily to the mix of products sold.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of revenues for the Finished Products Group were $0.8 million for the three month period ended September 30, 2006 compared to $0.0 million in the same period a year ago. There were no meaningful sales of products by the Finished Products Group in the three months ended September 30, 2005. The increase is due to the cost of products sold through direct response channel ($0.5 million) and the cost of products sold of branded products ($0.3 million).

Selling, general and administrative expenses (“SG&A”)

SG&A expenses for the Ingredients Products Group for the three month period ended September 30, 2006 was $0.2 million compared to $0.3 million for the same period a year ago. Reduction in sales related activities account for the decrease.

SG&A for the Finished Products Group for the three months ended September 30, 2006 was $4.3 million, compared to $1.5 million in the comparable period a year ago. Increased marketing expenditures related to the introduction of branded products combined with the costs associated with marketing of Iceland Health’s products were the primary reasons for the increase.

Corporate Expenses

Corporate expenses for the three months ended September 30, 2006 were $2.7 million compared to $2.3 million in the comparable period a year ago. Increases in legal fees associated with infringement lawsuits ($0.5 million) were partially offset by lower personnel and related expenses ($0.1 million).

Operating Loss

Operating loss for the three month period ended September 30, 2006 was $3.7 million compared to $0.8 million in the comparable period a year ago. Increased marketing and related expenditures related to branded products and the inclusion of Iceland Health LLC’s marketing costs for the first time account for the majority of the increase.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at September 30, 2006, were $10.9 million compared to $13.9 million at June 30, 2006. As of September 30, 2006, the Company had working capital of $9.5 million compared to $13.2 million as of June 30, 2006.

During the three month period ended September 30, 2006, net cash of $2.9 million was used in operating activities, compared to $0.7 million in the comparable period a year ago. The increase was due primarily to a larger net loss in the current quarter compared to last year.

During the three month period ended September 30, 2006 net cash provided by investing activities was $2.0 million. The Company redeemed $2.5 million of its short-term investments in the three month period ended September 30, 2006 and used $0.4 million of cash in the purchase of Iceland Health Inc.

The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity at least through September 30, 2007. Long-term liquidity is dependent upon achieving future profitability or raising additional financing.

Future increases in marketing and research and development expenses over the present levels may require additional funds. The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

Item 4	Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures for Nutrition 21, Inc. were not effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2006, we acquired Iceland Health, Inc., a privately-held company. Based on our review of the internal controls at the time of acquisition and at September 30, 2006, we determined that the internal controls of our new subsidiary are not effective and are not designed to ensure that all information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company is currently implementing better controls and systems to eliminate the deficiency.

Other than the changes in our internal controls over IH described above, there was no significant change in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

The Company in the ordinary course of its business has brought patent infringement actions against companies that it believes have sold chromium picolinate in violation of the Company’s patent rights. As of this date, one patent infringement action is ongoing against General Nutrition Corporation for infringement of three chromium method of use patents. The Company is evaluating bringing other patent infringement actions.

Items 1A, 2, 3 and 4 and are not applicable and have been omitted.

Item 5	Other Information

On November 9, 2006, the Board of Directors (“Board) increased the size of the Board by one member and elected Paul Intlekofer as a director of the Company. Mr. Intlekofer is the President and Chief Executive Officer of the Company.

On November 9, 2006, the Board elected Mark Stenberg as Senior Vice President of the Company. Mr. Stenberg joined the Company on August 26, 2006 in connection with the Company’s acquisition of Iceland Health, Inc. A summary of the terms of Mr. Stenberg’s employment agreement and a copy of such employment agreement are set forth in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2006.

On November 9, 2006, the Board elected Dean DiMaria as Senior Vice President of the Company. Mr. DiMaria joined the Company on an “at will” basis as Vice President, Sales & Marketing pursuant to an employment agreement effective December 1, 2005 (“Agreement”). The Agreement provides for annual base compensation of $190,000 as well as fringe benefits. The Agreement also provides for a bonus equal to 2.0% (but not more than $110,000 in any calendar year) of net payments received from FDMC channels (as defined) for Finished Products (as defined). If the Company terminates Mr. DiMaria’s employment other than For Cause (as defined) and Mr. DiMaria signs a general release in form and substance agreeable to the Company, the Company will be required to pay him his base salary for 26 weeks, payable at the Company’s discretion, in either a lump sum payment or over a 26 week period.

The Company on December 1, 2005 by separate Award Agreement granted to Mr. DiMaria an option to purchase 160,000 shares of the Company's common stock under the Company's 2005 stock option plan at an exercise price of $0.69 per share. The options expire on the earlier of December 1, 2015 or 89 days after termination of employment, and vest in four equal annual installments with the first quarterly installment vesting on December 1, 2005.

The foregoing description is only a summary of the Agreement and the Award Agreement and are qualified in their entirety by reference to the copy of the Agreement and Award Agreement filed as exhibits hereto.

Item 6	Exhibits

(a)	Exhibits

4.1	Stock Option Award Agreement granting stock options to Dean DiMaria dated as of December 1, 2005.
10.1	Form of employment agreement by and between the Company and Mark Stenberg, incorporated by reference from Exhibit 10.1 filed with Form 8-K on August 29, 2006.
10.2	Form of confidentiality and non-compete agreement executed by Mark H. Stenberg, incorporated by reference from Exhibit 10.2 filed with Form 8-K on August 29, 2006.
10.3	Employment Agreement between the Company and Dean DiMaria dated as of December 1, 2005

PART II - OTHER INFORMATION (continued)

Item 6	Exhibits (continued)

10.4	Invention and Secrecy Agreement between the Company and Dean DiMaria dated as of December 1, 2005
31.1	Certifications of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NUTRITION 21, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTRITION 21, INC.
Registrant
Date: November 14, 2006	By:	/s/ Paul Intlekofer
Paul Intlekofer
President and Chief Executive Officer (Principal Executive Officer)