Form 10-Q
period 2006-12-31
NUTRITION 21 INC
filed 2007-02-14
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________.

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at February 10, 2007
Common Stock, $0.005 par value per share	60,116,346 shares

NUTRITION 21, INC.

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	(a) Condensed Consolidated Balance Sheets at December 31, 2006 and June 30, 2006	3 & 4

	(b) Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2006 and 2005	5

	(c) Condensed Consolidated Statement of Stockholders’ Equity for the six month period ended December 31, 2006	6

	(d) Condensed Consolidated Statements of Cash Flows for the six month periods ended December 31, 2006 and 2005	7

	(e) Notes to Condensed Consolidated Financial Statements	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4	Controls and Procedures	17

PART II	OTHER INFORMATION

ITEM 4	Submission of Matters to a Vote of Security Holders	18

ITEM 6	Exhibits	18

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2006 (unaudited)	June 30, 2006 (Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$4,800	$2,414
Short-term investments	6,000	11,500
Accounts receivable (less allowances for doubtful accounts and returns of $320 at December 31, 2006 and $9 at June 30, 2006)	2,477	2,600
Other receivables	225	205
Inventories	1,842	963
Prepaid expenses and other current assets	1,620	392
Total current assets	16,964	18,074

Property and equipment, net	87	116

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $21,107 at December 31, 2006 and $19,511 at June 30, 2006)	5,275	5,375

Goodwill	12,111	--
Other intangibles with indefinite lives	5,379	--
Other assets	374	291

TOTAL ASSETS	$40,190	$23,856

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2006 (unaudited)	June 30, 2006 (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:

Accounts payable	$5,326	$2,282
Accrued expenses	711	914
Deferred income	4,149	1,710
Total current liabilities	10,186	4,906

Long term debt	2,347	--

6% Series I convertible preferred stock subject to mandatory redemption (redemption value $5,647 and $6,586 at December 31, 2006 and June 30, 2006, respectively)	4,121	4,410

Total liabilities	16,654	9,316
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 5,922 and 6,586 shares outstanding at December 31, 2006 and June 30, 2006, respectively	--	--

Common stock, $0.005 par value, authorized 100,000,000 shares; 58,382,237 shares issued and outstanding at December 31, 2006 and 48,783,220 issued and outstanding at June 30, 2006	291	243
Additional paid-in capital	104,321	86,582
Accumulated deficit	(81,076)	(72,285)
Total stockholders’ equity	23,536	14,540
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,190	$23,856

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net sales	$9,297	$1,986	$13,845	$5,528
Other revenues	137	113	273	172

TOTAL REVENUES	9,434	2,099	14,118	5,700

COSTS AND EXPENSES

Cost of revenues	2,426	651	3,807	1,276
Selling, general and administrative expenses	10,087	3,153	16,028	5,925
Research and development expenses	302	421	690	828
Depreciation and amortization	950	574	1,631	1,136

TOTAL COSTS AND EXPENSES	13,765	4,799	22,156	9,165

OPERATING LOSS	(4,331)	(2,700)	(8,038)	(3,465)

Interest income	122	75	260	129
Interest expense	467	473	1,007	900

LOSS BEFORE INCOME TAXES	(4,676)	(3,098)	(8,785)	(4,236)

Income taxes	3	5	6	5

NET LOSS	$(4,679)	$(3,103)	$(8,791)	$(4,241)

Basic and diluted loss per common share	$(0.08)	$(0.08)	$(0.16)	$(0.11)

Weighted average number of common shares - basic and diluted	58,037,158	38,490,452	55,194,895	38,360,269

See accompanying notes to condensed consolidated financial statements.
.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	$	$	$

Balance at June 30, 2006	48,783,220	$243	$86,582	$(72,285)	$14,540

Conversion of 939 shares of Series I convertible preferred stock to shares of common stock	754,926	4	944	----	948

Issuance of common stock for dividends on Series I preferred stock	111,091	1	177	----	178

Issuance of common stock for the purchase of Iceland Health, Inc.	8,000,000	40	15,432	----	15,472

Stock-based compensation expense	----	----	308	----	308

Exercise of stock options and warrants	733,000	3	878	----	881

Net loss for the period	----	----	----	(8,791)	(8,791)

Balance at December 31, 2006	58,382,237	$291	$104,321	$(81,076)	$23,536

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,791)	$(4,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	35	89
Amortization of intangibles	1,596	1,047
Accretion of preferred stock and amortization of deferred financing costs	761	599
Non-cash interest expense on note payable to Iceland Health	50	--
Series I convertible preferred stock dividend charged as interest expense	178	287
Stock-based compensation expense	308	225
Charge for stock appreciation rights	--	14
Non-cash income recognized in the period	(161)	--
Proceeds from cash portion of settlement of patent infringement lawsuit	2,600	--
Changes in operating assets and liabilities, net of effects of acquisition of Iceland Health, Inc.:
Accounts receivable	143	62
Other receivables	(20)	126
Inventories	(412)	95
Prepaid expenses and other assets	(967)	(121)
Accounts payable	1,565	(927)
Accrued expenses	(203)	--
Net cash used in operating activities	(3,318)	(2,745)
Cash flows from investing activities:
Contingent payments for acquisitions	(113)	(96)
Purchases of property and equipment	(6)	(10)
Payments for patents and trademarks	(112)	(89)
Redemption of investments available for sale	5,500	2,000
Increase in restricted cash	--	1,225
Cash portion of purchase price for Iceland Health, Inc., net of cash acquired	(446)	--
Net cash provided by investing activities	4,823	3,030
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	881	34
Additional issuance costs related to Series I convertible preferred stock	--	(83)
Net cash provided by (used in) financing activities	881	(49)
Net increase in cash and cash equivalents	2,386	236
Cash and cash equivalents at beginning of period	2,414	675
Cash and cash equivalents at end of period	$4,800	$911

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K and the Form 8-K/A relating to the acquisition of Iceland Health, Inc. (“IH”) (see Note 5) filed on November 8, 2006. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The June 30, 2006 balance sheet has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K. Operating results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

The accompanying unaudited condensed consolidated financial statements include the accounts of Nutrition 21, Inc. and its subsidiaries, including Iceland Health, LLC from August 26, 2006, date of acquisition, collectively the “Company”.

Note 2	SHORT-TERM INVESTMENTS

Investments in marketable debt securities with maturities of less than three months are classified as current assets because of their highly-liquid nature. All short-term investments are classified as available for sale and are recorded at market value. Realized gains and losses are determined using the specific identification method. Unrealized gains and losses would be reflected in Accumulated Other Comprehensive Income, if material.

Short-term investments are comprised as follows (in thousands):

	December 31, 2006		June 30, 2006
3.87% corporate bond, maturing 12/15/06	$	---	$1,000
Auction rate securities (1)		6,000	10,500
		$6,000	$11,500

(1) Included in investments as available-for-sale securities at December 31, 2006 and June 30, 2006 are investments in auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide the Company with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty and, accordingly, they are carried at cost which approximates fair value, and classified as current assets. All income generated from these investments is recorded as interest income.

Note 3	STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the US Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of fiscal year 2006. Prior to adopting FAS 123R, the Company used the intrinsic value method of accounting for employee stock options.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on July 1, 2005, the first day of the Company’s fiscal year, using modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding on the effective date are being recognized over the remaining service period using the compensation cost as of the grant date originally calculated for pro forma disclosure purposes under FAS Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). The Company has used the Block-Scholes option pricing model to calculate the fair value of stock options under FAS 123R and FAS 123.

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

Share-Based Compensation Information under FAS 123R

The assumptions used in the Company’s Black-Scholes option pricing model related to stock option grants were expected option life 2.5 years, volatility factor percentage of market price 95.5% and interest rate 5.2%.. The Company has not paid, nor does it contemplate paying a dividend in the near future. As such a 0% dividend yield appears appropriate. The post vesting forfeiture rate and the years of expected life are based on the Company’s historical option cancellation and employee exercise information, respectively.

As share-based compensation expense recognized in the condensed consolidated statement of operations for the three month and six month periods ended December 31, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 5%, based on historical experience.

The Company recorded $0.3 million and $44 thousand in share-based compensation expense in the three month periods ended December 31, 2006 and 2005, respectively, and $0.3 million and $93 thousand in the six month periods ended December 31, 2006 and 2005, respectively. Share-based compensation expense related to share-based awards granted prior to fiscal year 2007 for the three and six months periods ended December 31, 2006 and 2005, was $27 thousand and $54 thousand and $0.2 million and $0.2 million, respectively.

At December 31, 2006, total unrecognized compensation cost related to non-vested awards was $0.5 million, which is expected to be recognized over a weighted average period of 3.0 years.

The following is a summary of option activity for the six month period ended December 31, 2006. During the six month period ended December 31, 2006, the Company granted 650,000 stock options with an exercise price equal to the market price at the date of grant with a fair value of $0.6 million based on the market price at the date of grant.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	4,623	$0.91
Granted	650	$1.56
Exercised	(694)	$1.17
Forfeited or expired	(180)	$2.84
Outstanding at December 31, 2006	4,399	$0.89	6.6	$3,661
Exercisable at December 31, 2006	3,427	$0.80	6.1	$3,092

The following is a summary of restricted stock activity for the six month period ended December 31, 2006. During the six month period ended December 31, 2006, the Company granted 500,000 shares of restricted stock with an exercise price equal to the market price at the date of grant with a fair value of $0.5 million.

Restricted Stock	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	-0-	--
Granted	500	$1.56
Exercised	--	--
Forfeited or expired	--	--
Outstanding at December 31, 2006	500	$1.56	3.0	70
Exercisable at December 31, 2006	-0-	--	--	-0-

The assumptions used in the Company’s Black-Scholes option pricing model related to restricted stock awards were an expected life of 3 years, 91.75% volatility factor percentage of market price and interest rate of 5.1%.

Note 4	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes which is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We continue to evaluate the adoption of SFAS 157 and its impact on our consolidated financial statements.

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

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 4	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements - Materiality” (“SAB 99”) should be applied to determine whether the misstatement is material. The Company does not expect the adoption of SAB 108 to have a material effect on its consolidated financial statements.

In December 2006, FASB issued a FASB Staff Position Emerging Issues Task Force (“EITF”) Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” (EITF 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has analyzed the provisions of EITF 00-19-2 and determined that it will not have a material effect on the Company’s consolidated financial statements.

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

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. (“IH”). The Company delivered or paid to the former stockholders 8.0 million shares of the Company’s common stock; $1.0 million in cash; and $2.5 million in 5% notes that are due on August 25, 2009. The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trade- marks and the goodwill with respect to these names and marks. The Company also agreed to pay to the former stockholders up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the Closing exceed $10.0 million. Any earn-out payments disbursed in future periods will be recorded as an additional element of the cost of the acquisition, in accordance with accounting principles generally accepted in the United States of America. The Company will be required to issue to the former stockholders up to 1.5 million additional shares of the Company’s common stock if the volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the first anniversary of the closing is less than $2 per share.

The shares issued and issuable to the Stockholders at the closing were restricted, but the Company filed a registration statement for these shares within 90 days of the closing, which is now effective.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 5	ACQUISITION OF ICELAND HEALTH, INC. (continued)

The purchase price allocation has been determined as follows:

Assets purchased:

Net identifiable tangible assets	$181
Trade names	5,379
Customer relationships	924
Non-compete agreements	375
Goodwill and other intangible assets	12,111
Purchase Price	$18,970

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and IH for the six month periods ended December 31, 2006 and 2005, as if the acquisition had occurred as of the beginning of each period instead of August 26, 2006, after giving effect to certain adjustments. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Iceland Health, Inc. been a single entity during this period.

	Consolidated Pro-forma
	Six Months Ended
	December 31,	December 31,
	2006	2005

Total revenues	$17,938	$18,229

Net loss	(8,516)	(5,036)
Basic and diluted loss per common share	$(0.15)	$(0.13)

Note 6	INVENTORIES

Inventories at December 31, 2006 and June 30, 2006 consist primarily of finished goods.

Note 7	LOSS PER COMMON SHARE

Diluted loss per common share for the three and six month periods ended December 31, 2006 and 2005 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options and warrants (12,339,714 and 11,983,891shares for the three months ended December 31, 2006 and 2005, respectively, and 12,619,716 and 12,092,177 shares for the six months ended December 31, 2006 and 2005, respectively) as the effect of such inclusion would be anti-dilutive.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 8	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended December 31,

	2006	2005
Supplemental disclosure of cash flow information:

Cash paid for income taxes	$7	$5
Supplemental schedule of non-cash financing activities:
Obligation for N21 contingent payments	$85	$67
Issuance of common shares on conversion of 939 shares of Series I convertible preferred stock	$948	$51
Issuance of common stock and notes payable for acquisition of Iceland Health, Inc.	$17,754	---

Note 9	6% SERIES I CONVERTIBLE PREFERRED STOCK

Cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company. Dividends shall be valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company’s common stock) immediately prior to the dividend payment date. For the six month period ended December 31, 2006, the Company issued 111,091 shares of common stock in lieu of a cash dividend. The Company must redeem the preferred stock at the original issue price plus accrued dividends on March 31, 2009.

Note 10	SEGMENT REPORTING

The Company’s business segments are based on the organization structure used by the Company’s chief operating decision maker for making operating and investment decisions and for assessing performance. As a result, the Company operates in two business segments: as a supplier of essential minerals, most notably chromium picolinate (Ingredients Group), and as a supplier of finished goods to food, drug and mass retailers (Branded Products Group). The organization structure used by the Company’s chief operating decision maker changed in fiscal 2007 to accommodate the acquisition of IH in August 2006, as well as the increased importance of sales of finished goods to retailers. The Company evaluates the performance of its operating segments based on segment revenues and earnings before interest, taxes, depreciation and amortization (EBITDA). Unallocated corporate expenses include executive salaries, research and development expenditures, depreciation and amortization and external professional fees, such as accounting, legal and investor relations costs which are not allocated to segments.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 10	SEGMENT REPORTING (continued)

Financial data by segment was as follows (000’s):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Net sales
Ingredients Group	$1,987	$1,960	$3,221	$5,482
Branded Products Group	7,310	26	10,624	46

Sales to external customers	9,297	1,986	13,845	5,528
Other revenues	137	113	273	172

Total Revenues	$9,434	$2,099	$14,118	$5,700

Income (loss) before income taxes
Ingredients Group	1,130	1,137	2,003	3,766
Branded Products Group	(2,336)	(1,051)	(4,577)	(2,476)
Unallocated corporate expenses	(3,470)	(3,184)	(6,211)	(5,526)

Loss before income taxes	$(4,676)	$(3,098)	$(8,785)	$(4,236)

Unallocated corporate assets	$40,190	$15,606

Assets of the Company are not allocated by segment as the Company’s chief operating decision maker evaluates the performance of a segment based solely on revenues and EBITDA.

Substantially all of the Company’s revenues are generated in the United States.

Note 11	SETTLEMENT OF PATENT LAWSUIT

On December 18, 2006, the Company and General Nutrition Corporation (“GNC”) entered into a settlement agreement to settle patent litigation brought by the Company against GNC for infringement of certain U.S. patents owned by the Company. As part of the settlement, GNC acknowledged the validity of the patents. Additionally, the Company received $2.6 million in cash in partial settlement of the lawsuit, which is included in deferred income and will be recognized ratably over the 36 months beginning in December 2006, as well as commitments by GNC to purchase Chromium Picolinate and products made with Chromium Picolinate from Nutrition 21.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

Forward-Looking Statements and Risk Factors

This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and similar expressions identify forward-looking statements. Statements that are “forward-looking statements” are based on current expectations and assumptions that are subject to risks and uncertainties. Actual performance and results could differ materially because of factors such as those set forth under “Risk Factors” in Form S-3 filed with the Securities and Exchange Commission on November 24, 2006.

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

Revenues from the Branded Products Group are principally derived from the sale of branded products to food, drug and mass retailers. Revenue, net of an estimate for returns, is recognized when the products are received by the retailers or, if the retailer has the right to return all unsold product, revenue is recognized when the end user takes possession of the product. Upon shipment by the Company, amounts billed to customers with the right to return all unsold product are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the product is sold to the end user.

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

Results of Operations

Revenues

Net product sales of the Ingredient Products Group were $2.0 million for the three month periods ended December 31, 2006 and 2005, respectively.

Net product sales of the Ingredient Products Group were $3.2 million for the six months ended December 31, 2006 compared to $5.5 million for the same period a year ago. The termination of certain licensing agreements for bulk ingredients initiated last fiscal year was the primary reason for the decline.

Net product sales of the Branded Products Group were $7.3 million for the three month period ended December 31, 2006 compared to $26 thousand for the same period a year ago. With the acquisition of IH, the increase in net product sales through the direct response channel accounted for $5.9 million, while branded product sales to retailers were $1.4 million compared to $26 thousand for the same period last year. The acquisition of IH in August 2006, combined with customer awareness, recognition and growing acceptance of our branded products were the primary reasons for the increase.

Net product sales of the Branded Products Group were $10.6 million for the six month period ended December 31, 2006 compared to $46 thousand for the same period a year ago. Net product sales from IH of $7.9 million was the primary reason for the increase, while product sales to retailers were $2.7 million compared to $46 thousand for the same period last year. Continued customer awareness of our branded products and expanded distribution were the primary reasons for the increase.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other revenues were $137 thousand and $0.3 million, respectively, in the three and six month periods ended December 31, 2006, compared to $113 thousand and $0.2 million, respectively, in the same periods a year ago.

Cost of revenues

Cost of revenues for the Ingredients Products Group were $0.7 million for the three month periods ended December 31, 2006 and 2005, respectively.

Cost of revenues for the Ingredients Products Group for the six months ended December 31, 2006 were $1.5 million compared to $1.2 million for the same period last year. The mix of products sold is the primary reason for the increase.

Cost of revenues for the Branded Products Group were $1.7 million for the three month period ended December 31, 2006 compared to $51 thousand in the same period a year ago. There were no meaningful sales of products by the Branded Products Group in the three months ended December 31, 2005. The increase is due to the cost of products sold through the direct response channel ($1.4 million) as well as the cost of branded products sold to retailers ($0.3 million).

Cost of revenues for the Branded Products Group were $2.3 million for the six month period ended December 31, 2006 compared to $76 thousand in the comparable period a year ago. The cost of products sold through direct response channels was $1.9 million, while cost of branded products sold to retailers was $0.4 million.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses for the Ingredients Products Group for the three and six month periods ended December 31, 2006 was $0.2 million and $0.4 million, respectively, compared to $0.2 million and $0.5 million, respectively, for the same periods a year ago. Reduction in sales related activities account for the decrease.

SG&A expenses for the Branded Products Group for the three and six months periods ended December 31, 2006 was $7.9 million and $12.2 million, respectively, compared to $1.0 million and $2.5 million, respectively, in the comparable periods a year ago. Increased marketing expenditures related to the introduction of branded products combined with the marketing expenditures associated with products sold through the direct response channel were the primary reasons for the increase.

Corporate Expenses

Corporate expenses for the three month and six month periods ended December 31, 2006 were $3.5 million and $6.2 million, respectively, compared to $3.2 million and $5.5 million, respectively, in the comparable periods a year ago. The increase in the three month period ended December 31, 2006 of $0.3 million, when compared to the same period a year ago, is primarily due to the amortization of intangible assets due to the acquisition of IH. The increase in the six month period ended December 31, 2006 of $0.7 million, when compared to the same period a year ago, is due primarily to increases in the amortization of intangible assets ($0.5 million) and legal fees associated with infringement lawsuits ($0.8 million) offset by reductions in personnel related expenditures ($0.5 million).

Operating Loss

Operating loss for the three and six month periods ended December 31, 2006 was $4.3 million and $8.0 million, respectively, compared to $2.7 million and $3.5, respectively, in the comparable periods a year ago. Increased marketing and related expenditures for branded and direct response channel products account for the majority of the increase.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2006, were $10.8 million compared to $13.9 million at June 30, 2006. As of December 31, 2006, the Company had working capital of $6.8 million compared to $13.2 million as of June 30, 2006.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the six month period ended December 31, 2006, net cash of $3.3 million was used in operating activities, compared to $2.7 million in the comparable period a year ago, due primarily to a larger net loss in the current period compared to last year, offset by $2.6 million received from the cash portion of a settlement of a patent infringement lawsuit, reflected as deferred income.

During the six month period ended December 31, 2006, net cash provided by investing activities was $4.8 million. The Company redeemed $5.5 million of its short-term investments in the six month period ended December 31, 2006 and used $0.5 million of cash, net of cash acquired from Iceland Health, Inc., for the purchase of Iceland Health, Inc.

During the six month period ended December 31, 2006, net cash provided by financing activities was $0.9 million. The proceeds from the exercise of stock options and warrants provided cash of $0.9 million.

The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity at least through December 31, 2007. Long-term liquidity is dependent upon achieving future profitability or raising additional financing.

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

Item 4 - Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures for Nutrition 21, Inc. are not effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2006, we acquired Iceland Health, Inc., a privately-held company. Based on our review of the internal controls at the time of acquisition and at December 31, 2006, we determined that the internal controls of our new subsidiary are not as effective and are not designed to ensure that all information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company is currently implementing better controls and systems to eliminate the deficiency.

Other than the changes in our internal controls over Iceland Health described above, there was no significant change in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation during the quarter ended December 31, 2006.

P ART II - OTHER INFORMATION

Items 1, 1A, 2, 3, and 5 and are not applicable and have been omitted.

Item 4 - Submission of Matters to a Vote of Security Holders

The annual Meeting of shareholders of Nutrition 21, Inc. (the “Corporation”) was held on November 9, 2006. The Meeting covered the election of Directors and the appointment of the Corporation’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

Each of the following Nominees for director was currently serving as a director, and each was elected by the votes indicated.

	Votes For	Withheld

P. George Benson, Ph.D	45,537,135	340,445
John L. Cassis	45,538,812	338,968
Warren D. Cooper	45,536,370	341,410
Audrey T. Cross, Ph.D	45,532,970	344,810
John H. Gutfreund	45,528,335	349,445
Marvin Moser, M.D	45,072,509	805,271

J.H. COHN LLP (“Cohn”) was serving as the Corporation’s independent registered public accounting firm for the fiscal year ending June 30, 2006, and Cohn’s appointment as the Corporation’s independent registered public accounting firm for the fiscal year ending June 30, 2007 was ratified by a vote of 45,597,944 For; 176,733 Against; and 103,202 Abstentions.

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

NUTRITION 21, INC. Registrant

Date: February 14, 2007	By:	/s/ Paul Intlekofer
Paul Intlekofer
President and Chief Executive Officer
(Principal Executive Officer)