Form 10-Q
period 2007-03-31
NUTRITION 21 INC
filed 2007-05-14
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at May 11, 2007
Common Stock, $0.005 par value per share	60,370,582 shares

NUTRITION 21, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	(a) Condensed Consolidated Balance Sheets at March 31, 2007 and June 30, 2006	3 & 4

	(b) Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2007 and 2006	5

	(c) Condensed Consolidated Statement of Stockholders’ Equity for the nine month period ended March 31, 2007	6

	(d) Condensed Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2007 and 2006	7

	(e) Notes to Condensed Consolidated Financial Statements	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4	Controls and Procedures	16

PART II	OTHER INFORMATION

ITEM 6	Exhibits	17

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2007	June 30, 2006
ASSETS	(unaudited)	(Note 1)

Current assets:
Cash and cash equivalents	$3,398	$2,414
Short-term investments	4,000	11,500
Accounts receivable (less allowances for doubtful accounts and returns of $522 at March 31, 2007 and $9 at June 30, 2006)	4,712	2,600
Other receivables	327	205
Inventories	3,205	963
Prepaid expenses and other current assets	2,057	392
Total current assets	17,699	18,074
Property and equipment, net	74	116
Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $22,056 at March 31, 2007 and $19,511 at June 30, 2006)	4,420	5,375

Goodwill	12,136	—
Other intangibles with indefinite lives	5,379	—
Other assets	300	291
TOTAL ASSETS	$40,008	$23,856

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2007	June 30, 2006
	(unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Current liabilities:

Accounts payable	$6,807	$2,282
Accrued expenses	1,094	914
Deferred income	3,473	1,710
Total current liabilities	11,374	4,906

Long term debt	2,397	—

6% Series I convertible preferred stock subject to mandatory redemption (redemption value $4,044 and $6,586 at March 31, 2007 and June 30, 2006, respectively)	3,073	4,410

Total liabilities	16,844	9,316
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 4,044 and 6,586 shares outstanding at March 31, 2007 and June 30, 2006, respectively	—	—

Common stock, $0.005 par value, authorized 100,000,000 shares; 60,348,767 shares issued and outstanding at March 31, 2007 and 48,783,220 issued and outstanding at June 30, 2006	302	243
Additional paid-in capital	106,133	86,582
Accumulated deficit	(83,271)	(72,285)
Total stockholders’ equity	23,164	14,540
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,008	$23,856

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net sales	$15,948	$2,379	$29,793	$7,908
Other revenues	107	82	380	253

TOTAL REVENUES	16,055	2,461	30,173	8,161

COSTS AND EXPENSES

Cost of revenues	4,790	584	9,194	1,861
Selling, general and administrative expenses	11,591	2,605	27,022	8,529
Research and development expenses	259	305	949	1,134
Depreciation and amortization	962	559	2,593	1,694

TOTAL COSTS AND EXPENSES	17,602	4,053	39,758	13,218

OPERATING LOSS	(1,547)	(1,592)	(9,585)	(5,057)

Interest income	115	48	375	177
Interest expense	760	784	1,766	1,684

LOSS BEFORE INCOME TAXES	(2,192)	(2,328)	(10,976)	(6,564)

Income taxes	4	2	10	7

NET LOSS	$(2,196)	$(2,330)	$(10,986)	$(6,571)

Basic and diluted loss per common share	$(0.04)	$(0.06)	$(0.19)	$(0.17)

Weighted average number of common shares - basic and diluted	59,524,369	39,328,637	56,616,985	38,678,346

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	$	$	$
Balance at June 30, 2006	48,783,220	$243	$86,582	$(72,285)	$14,540
Conversion of 2,542 shares of Series I convertible preferred stock to shares of common stock	2,041,963	10	2,554	—	2,564

Issuance of common stock for dividends on Series I preferred stock	147,793	1	237	—	238

Issuance of common stock for the purchase of Iceland Health, Inc.	8,000,000	40	15,432	—	15,472
Issuance of restricted shares	515,000	4	(4)	—	—
Stock-based compensation expense	—	—	421	—	421
Exercise of stock options and warrants	860,791	4	911	—	915
Net loss for the period	—	—	—	(10,986)	(10,986)
Balance at March 31, 2007	60,348,767	$302	$106,133	$(83,271)	$23,164

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,986)	$(6,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	49	128
Amortization of intangibles	2,544	1,566
Accretion of preferred stock and amortization of deferred financing costs	1,366	1,198
Non-cash interest expense on note payable to Iceland Health	73	—
Series I convertible preferred stock dividend charged as interest expense	260	427
Stock-based compensation expense	421	271
Charge for stock appreciation rights	—	97
Changes in operating assets and liabilities, net of effects from acquisition of Iceland Health, Inc.:
Accounts receivable	(2,092)	(310)
Other receivables	(122)	123
Inventories	(1,775)	(216)
Prepaid expenses and other assets	(1,404)	(273)
Accounts payable	3,067	312
Accrued expenses	180	(1,526)
Deferred income	1,763	—
Net cash used in operating activities	(6,656)	(4,774)
Cash flows from investing activities:
Contingent payments for acquisitions	(170)	(134)
Purchases of property and equipment	(7)	(12)
Payments for patents and trademarks	(152)	(123)
Redemption of investments available for sale	7,500	3,000
Increase in restricted cash	—	1,225
Cash portion of purchase price for Iceland Health, Inc., net of cash acquired	(446)	—
Net cash provided by investing activities	6,725	3,956
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	915	474
Additional issuance costs related to Series I convertible preferred stock	—	(45)
Net cash provided by financing activities	915	429
Net increase (decrease) in cash and cash equivalents	984	(389)
Cash and cash equivalents at beginning of period	2,414	675
Cash and cash equivalents at end of period	$3,398	$286

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q of Regulation S-X and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K and the Form 8-K/A relating to the acquisition of Iceland Health, Inc. (“IH”) (see Note 5) filed on November 8, 2006. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The June 30, 2006 balance sheet has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K. Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

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

Short-term investments are comprised as follows (in thousands):

	March 31, 2007	June 30, 2006
3.87% corporate bond, maturing 12/15/06	$—	$1,000
Auction rate securities (1)	4,000	10,500
	$4,000	$11,500

(1)Included in short term investments at March 31, 2007 and June 30, 2006 are auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide the Company with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty and, accordingly, they are carried at cost which approximates fair value, and classified as current assets. All income generated from these investments is recorded as interest income.

Note 3	STOCK-BASED COMPENSATION

Share-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of revised Statement of Financial Accounting Standards No. 123 (“FASB 123R”) “Share Based Payments” on July 1, 2005, the first day of the Company’s fiscal year using modified prospective application. The valuation provisions of FAS123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding on the effective date are being recognized over the remaining service period using the compensation cost as of the grant date originally calculated for pro forma disclosure purposes under FAS Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). The Company has used the Block-Scholes option pricing model to calculate the fair value of stock options.

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

Share-Based Compensation Information under FAS 123R

The assumptions used in the Company’s Black-Scholes option pricing model related to stock option grants during the nine months ended March 31, 2007 were expected option life of 3.0 years, volatility factor of 95.5% and risk-free interest rate 5.2%. The Company has not paid, nor does it contemplate paying a dividend in the near future. As such a 0% dividend yield was used. The pre-vesting forfeiture rate and the years of expected life are based on the Company’s historical option pre-vesting cancellation and employee exercise information, respectively.

As share-based compensation expense recognized in the condensed consolidated statement of operations for the three month and nine month periods ended March 31, 2007 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 5%, based on historical experience.

The Company recorded $0.1 million and $46 thousand in share-based compensation expense in the three month periods ended March 31, 2007 and 2006, respectively, and $0.4 million and $0.3 million in the nine month periods ended March 31, 2007 and 2006, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses.

At March 31, 2007, total unrecognized compensation cost related to non-vested awards was $0.3 million, which is expected to be recognized over a weighted average period of 1.1 years.

The following is a summary of option activity for the nine month period ended March 31, 2007. During the nine month period ended March 31, 2007, the Company granted 665,000 stock options with an exercise price equal to the market price at the date of grant with a fair value of $1.0 million based on the market price at the date of grant.

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	4,623	$0.91
Granted	665	$1.56
Exercised	(742)	$1.14
Forfeited or expired	(312)	$1.93
Outstanding at March 31, 2007	4,234	$0.90	6.3	$2,995
Exercisable at March 31, 2007	3,325	$0.82	6.3	$2,633

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

The following is a summary of restricted stock activity for the nine month period ended March 31, 2007. During the nine month period ended March 31, 2007, the Company granted 515,000 shares of restricted stock with an exercise price equal to the market price at the date of grant with a fair value of $0.8 million.

Restricted Stock	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	-0-	—
Granted	515	$1.56
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2007	515	$1.56	3.0	$22
Exercisable at March 31, 2007	—	—	—	—

Note 4	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of March 31, 2007. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements - Materiality” (“SAB 99”) should be applied to determine whether the misstatement is material. The Company does not expect the adoption of SAB 108 to have a material effect on its consolidated financial statements.

In December 2006, the FASB issued a FASB Staff Position Emerging Issues Task Force (“EITF”) Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” (EITF 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has analyzed the provisions of EITF 00-19-2 and determined that it will not have a material effect on the Company’s consolidated financial statements.

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

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. (“IH”). The Company delivered or paid to the former stockholders 8.0 million shares of the Company’s common stock with a fair value of $15.5 million; $1.0 million in cash; and $2.5 million in 5% notes that are due on August 25, 2009. The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trade- marks and the goodwill with respect to these names and marks. The Company also agreed to pay to the former stockholders up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the Closing exceed $10.0 million. Any earn-out payments disbursed in future periods will be recorded as an additional element of the cost of the acquisition, in accordance with accounting principles generally accepted in the United States of America. The Company will be required to issue to the former stockholders up to 1.5 million additional shares of the Company’s common stock if the volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the first anniversary of the closing is less than $2 per share.

The shares issued and issuable to the Stockholders at the closing were restricted, but the Company filed a registration statement for these shares within 90 days of the closing, which is now effective.

The purchase price allocation has been determined as follows:

Assets purchased:

Net identifiable tangible assets	$181
Other intangibles with indefinite lives	5,379
Customer relationships	924
Non-compete agreements	375
Goodwill	12,136

Purchase Price	$18,995

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and IH for the nine month periods ended March 31, 2007 and 2006, as if the acquisition had occurred as of the beginning of each period instead of August 26, 2006, after giving effect to certain adjustments. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Iceland Health, Inc. been a single entity during this period.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 5	ACQUISITION OF ICELAND HEALTH, INC. (continued)

	Consolidated Pro-forma
	Nine months Ended
	March 31,	March 31,
	2007	2006

Total revenues	$33,993	$27,669

Net loss	$(10,718)	$(6,906)

Basic and diluted loss per common share	$(0.19)	$(0.18)

Note 6	INVENTORIES

Inventories at March 31, 2007 and June 30, 2006 consist primarily of finished goods.

Note 7	LOSS PER COMMON SHARE

Diluted loss per common share for the three and nine month periods ended March 31, 2007 and 2006 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, warrants and restricted stock (13,500,033 and 12,890,783 shares for the three months ended March 31, 2007 and 2006, respectively, and 13,452,227 and 12,368,984 shares for the nine months ended March 31, 2007 and 2006, respectively) as the effect of such inclusion would be anti-dilutive.

Note 8	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended March 31,
	2007	2006
Supplemental disclosure of cash flow information:

Cash paid for income taxes	$10	$7
Supplemental schedule of non-cash financing activities:
Obligation for N21 contingent payments	$138	$145
Issuance of common shares on conversion of 2,542 shares and 852 shares, respectively, of Series I convertible preferred stock	$2,564	$817
Issuance of common stock and notes payable (net of discount) for acquisition of Iceland Health, Inc.	$17,786	$—

Note 9	6% SERIES I CONVERTIBLE PREFERRED STOCK

Cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company. Dividends shall be valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company’s common stock) immediately prior to the dividend payment date. For the nine month period ended March 31, 2007, the Company issued 147,793 shares of common stock with a fair value of $0.2 million in lieu of a cash dividend. The Company must redeem any outstanding preferred stock at the original issue price plus accrued dividends on March 31, 2009.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 10	SEGMENT REPORTING

The Company’s business segments are based on the organization structure used by the Company’s chief operating decision maker for making operating and investment decisions and for assessing performance. As a result, the Company operates in two business segments: as a supplier of essential minerals, most notably chromium picolinate (Ingredients Group), and as a supplier of finished goods to food, drug and mass retailers (Branded Products Group). The organization structure used by the Company’s chief operating decision maker changed in fiscal 2007 to accommodate the acquisition of IH in August 2006, as well as the increased importance of sales of finished goods to retailers. The Company evaluates the performance of its operating segments based on segment revenues. Unallocated corporate expenses include executive salaries, research and development expenditures, depreciation, amortization, interest expense, net and external professional fees, such as accounting, legal and investor relations costs.

Financial data by segment was as follows (000’s):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Net sales
Ingredients Group	$2,374	$2,345	$5,595	$7,827
Branded Products Group	13,574	34	24,198	81
Sales to external customers	15,948	2,379	29,793	7,908

Other revenues	107	82	380	253

Total Revenues	16,055	2,461	30,173	8,161

Income (loss) before income taxes
Ingredients Group	1,670	1,563	3,436	5,328
Branded Products Group	(1,051)	(788)	(5,390)	(3,263)
Unallocated corporate expenses	(2,811)	(3,103)	(9,022)	(8,629)

Loss before income taxes	$(2,192)	$(2,328)	$(10,976)	$(6,564)

Unallocated corporate assets	$40,008	$14,261

Assets of the Company are not allocated by segment as the Company’s chief operating decision maker evaluates the performance of a segment based solely on its operating results.

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

General

Revenues from the Ingredient Products Group are primarily derived from the sale of proprietary ingredients together with the grant of patent licenses to use the ingredients, to manufacturers of vitamin and mineral supplements. The fees for the licenses are bundled on an undifferentiated basis with the price that the Company charges for its ingredients, since licenses are never sold separately.

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

Results of Operations

Revenues

Net sales of the Ingredient Products Group were $2.4 million for both the three month periods ended March 31, 2007 and 2006, respectively.

Net sales of the Ingredient Products Group were $5.6 million for the nine months ended March 31, 2007 compared to $7.8 million for the same period a year ago. The termination of certain licensing agreements for bulk ingredients initiated last fiscal year was the primary reason for the decline.

Net product sales of the Branded Products Group were $13.6 million for the three month period ended March 31, 2007 compared to $34 thousand for the same period a year ago. With the acquisition of IH, the increase in net product sales through the direct response channel amounted to $8.8 million, while branded product sales to retailers were $4.8 million compared to $34 thousand for the same period last year. The increase in sales is due primarily to increased customer awareness and acceptance of our brands.

Net product sales of the Branded Products Group were $24.2 million for the nine month period ended March 31, 2007 compared to $81 thousand for the same period a year ago. With the acquisition of Iceland Health, Inc., the increase in net product sales through the direct response channel were $16.6 million, while net product sales to retailers were $7.6 million compared to $81 thousand for the same period last year. Continued customer awareness of our branded products and expanded distribution were the primary reasons for the increase.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other revenues were $0.1 million and $0.4 million, respectively, in the three and nine month periods ended March 31, 2007, compared to $82 thousand and $0.3 million, respectively, in the same periods a year ago.

Cost of revenues

Cost of revenues for the Ingredients Products Group were $0.5 million for the three month period ended March 31, 2007 compared to $0.6 million for the same period a year ago.

Cost of revenues for the Ingredients Products Group for the nine months ended March 31, 2007 were $1.6 million compared to $1.8 million for the same period last year. The mix of products sold is the primary reason for the increase.

Cost of revenues for the Branded Products Group were $4.3 million for the three month period ended March 31, 2007 compared to $28 thousand in the same period a year ago. There were no meaningful sales of branded products in the three months ended March 31, 2006. The increase is due to the cost of products sold through the direct response channel ($2.9 million) as well as the cost of branded products sold to retailers ($1.4 million).

Cost of revenues for the Branded Products Group were $7.6 million for the nine month period ended March 31, 2007 compared to $0.1 million in the comparable period a year ago. The cost of products sold through direct response channels was $5.4 million, while cost of branded products sold to retailers was $2.2 million.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses for the Ingredients Products Group for the three and nine month periods ended March 31, 2007 was $0.2 million and $0.6 million, respectively, compared to $0.2 million and $0.7 million, respectively, for the same periods a year ago. Reduction in sales related activities account for the decrease.

SG&A expenses for the Branded Products Group for the three and nine months periods ended March 31, 2007 was $10.3 million and $22.0 million, respectively, compared to $0.8 million and $3.2 million, respectively, in the comparable periods a year ago. Increased marketing expenditures related to the introduction of branded products combined with the marketing and advertising expenditures associated with selling products through the direct response channel were the primary reasons for the increase.

Corporate Expenses

Corporate expenses for the three month and nine month periods ended March 31, 2007 were $2.8 million and $9.0 million, respectively, compared to $3.1 million and $8.6 million, respectively, in the comparable periods a year ago. The decrease in the three month period ended March 31, 2007 of $0.3 million, when compared to the same period a year ago, is primarily due to a reduction in legal fees associated with infringement lawsuits. The increase in the nine month period ended March 31, 2007 of $0.4 million, when compared to the same period a year ago, is due primarily to an increase in the amortization of intangible assets ($0.9 million) offset by reductions in research and development expenditures ($0.5 million).

Net Loss

Net loss for the three and nine month periods ended March 31, 2007 was $2.2 million and $11.0 million, respectively, compared to $2.3 million and $6.6 million, respectively, in the comparable periods a year ago. Increased marketing and related expenditures account for the majority of the increase.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at March 31, 2007, were $7.4 million compared to $13.9 million at June 30, 2006. As of March 31, 2007, the Company had working capital of $6.3 million compared to $13.2 million as of June 30, 2006.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine month period ended March 31, 2007, net cash of $6.7 million was used in operating activities, compared to $4.8 million in the comparable period a year ago. The increase is due primarily to a larger net loss in the current period compared to last year ($4.4 million), partially offset by $2.6 million received from the cash portion of a settlement of a patent infringement lawsuit, reflected as deferred income.

During the nine month period ended March 31, 2007, net cash provided by investing activities was $6.7 million. The Company redeemed $7.5 million of its short-term investments in the nine month period ended March 31, 2007 and used $0.5 million of cash, net of cash acquired from Iceland Health, Inc., for the purchase of Iceland Health, Inc.

During the nine month period ended March 31, 2007, net cash provided by financing activities was $0.9 million. The proceeds from the exercise of stock options and warrants provided cash of $0.9 million.

The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity at least through March 31, 2008. Long-term liquidity is dependent upon achieving future profitability or raising additional financing.

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

Item 4 - Controls and Procedures

During the quarter ended September 30, 2006, we acquired Iceland Health, Inc., a privately-held company. Based on our review of the internal controls at the time of acquisition and at March 31, 2007, we determined that the internal controls of our new subsidiary were not effective and were not designed to ensure that all information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company is currently implementing better controls and systems to eliminate the deficiency.

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 (“Evaluation Date”). Based on such evaluation and after consideration of the acquisition discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures for Nutrition 21, Inc. were not effective as of that date to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls over financial reporting or in other factors, which have significantly affected, or are reasonably likely to significantly affect, our internal controls over financial reporting subsequent to such evaluation during the quarter ended March 31, 2007.

P ART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 and are not applicable and have been omitted.

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

NUTRITION 21, INC. Registrant

Date: May 14, 2007	By:	/s/ Paul Intlekofer
Paul Intlekofer President and Chief Executive Officer (Principal Executive Officer)