Form 10-K
period 2007-06-30
NUTRITION 21 INC
filed 2007-09-28
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 2007

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

Indicate by check mark whether the registrant whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filter. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No ☒

As of December 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $92,196,040 based on the closing sale price as reported on the NASDAQ Capital Market System.

As of September 21, 2007, there were 62,536,793 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 29, 2007 are incorporated by reference into Part III.

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

PART I

Item 1.  BUSINESS

We develop, market and distribute proprietary clinically substantiated nutritional supplements that target significant age- and weight-related health needs, including diabetes, cardiovascular health, obesity, mental health, cognitive function and joint health. Our core business strategy is to develop branded nutritional supplement products that we support with extensive marketing initiatives and distribute through mass retailers or sell directly to consumers.

Historically, our primary focus had been dedicated to the research, development and commercialization of chromium-based ingredients for use by our customers in manufacturing multi-component products that target the prevention and treatment of metabolic diseases stemming from insulin resistance. In fiscal 2006, we began a transition from serving primarily as a provider of chromium ingredients to serving as a supplier of branded finished products. We currently operate in the ingredients and branded products segments. We market and sell our Chromax® brand chromium picolinate for its patented nutritional uses. We also market and sell a proprietary, non-prescription, insulin sensitizer for people with type 2 diabetes under the Diachrome® brand. We hold 32 U.S. patents and more than 65 foreign patents for our nutrition products.

We significantly advanced our transition to a branded nutritional supplements company with our August 25, 2006 purchase of Iceland Health, Inc. and its established line of Omega-3 products that promote cardiovascular and joint health. These products include Maximum Strength Omega-3™, which contains 1,000 mg of Omega-3, and Joint Relief Advanced Formula™, which contains 1,000 mg of Omega-3 plus Iceland Collagen GHA™, a blend of collagen, chondroitin sulfate, hyaluronic acid and glucosamine sulfate. The acquisition also gave us the exclusive U.S. right until 2015 to market and sell Omega-3 fatty acids produced by an Icelandic company that utilizes a proprietary distillation process to manufacture the highest concentration of naturally occurring Omega-3 fatty acids.

We currently sell our Chromax® branded chromium picolinate through most of the major U.S. food, drug and mass merchandise retailers, including Wal-Mart, CVS, Walgreen’s and Albertsons. In addition, our acquisition of Iceland Health, Inc. gave us substantial direct-to-consumer marketing expertise and capabilities, including television infomercials, print, radio, direct mail and Internet e-commerce. We plan to increase the sales of our existing products by expanding their distribution into new channels. For example, our Iceland Health® line of products was recently introduced into the food, drug and mass retail channel and our Chromax® line of products will soon be available directly to consumers via infomercials and other direct marketing initiatives.

We are researching and developing several brand extensions. One such new product, Core4Life Advanced Memory Formula™, is currently in the process of being launched in major retail chains, including Rite Aid and CVS. Core4Life Advanced Memory Formula™ has a patent-pending formulation that supports cognitive function, improves memory and recall, and increases alertness and concentration. In addition to chromium picolinate, Core4Life Advanced Memory Formula™ includes phosphatidylserine, which is a natural substance found in the brain that helps metabolize glucose and Omega-3 fatty acids.

Our Internet address is www.nutrition21.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

History of the Company

The Company is a New York corporation that was incorporated on June 29, 1983 as Applied Microbiology, Inc. Prior to 1995 the Company focused on the development and commercialization of antibacterial technologies for new drugs. The Company subsequently licensed these technologies to third parties. Beginning in 1995, the Company shifted its focus to developing and marketing nutrition products and ingredients. In 1997 the Company acquired a comprehensive chromium-based patent portfolio based on a picolinate form of chromium that was invented and researched by the United States Department of Agriculture. In 1999, the Company acquired the Lite Bites consumer product line from Optimum Lifestyles, Inc. In August of 2003, the Company discontinued its investment in the Lite Bites product line. In 2006, the Company acquired Iceland Health and its exclusive right until 2015 to market and sell in the US omega-3 fatty acids produced with a proprietary distillation process by an Icelandic company.

The Company’s Products

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

Nutrition 21’s core research and development program has followed the ODS research guidelines with the goal of further commercializing its chromium patent estate by expanding chromium use for therapeutic applications in diabetes and other health conditions linked to insulin resistance. On August 25, 2005, the U.S. Food & Drug Administration (FDA), through its Qualified Health Claim (QHC) process, acknowledged there is limited but credible evidence to suggest that chromium picolinate may reduce the risk of insulin resistance, and therefore may possibly reduce the risk of type 2 diabetes. The FDA ruling is the first QHC related to diabetes, and it relates only to chromium picolinate and not other forms of chromium. See “Governmental Regulation”.

In collaboration with both independent and sponsored academic researchers at leading U.S. and international institutions and government agencies, the Company’s research objectives have been to strengthen the substantiation for FDA Qualified Health Claims of broader scope by continuing to:

o	Firmly establish the safety of Chromax chromium picolinate. Chromax chromium picolinate has been affirmed as Generally Recognized as Safe (GRAS) for use in nutritional bars and beverages
o	Firmly establish the mechanism of action of chromium picolinate as an insulin sensitizer in insulin mediated glucose metabolism
o	Confirm a relationship between low chromium status and an increased risk of diabetes and other conditions linked to insulin resistance
o	Use double-blind placebo-controlled trials to continue to demonstrate the potential of its chromium product(s) to safely prevent, mitigate or treat diabetes
o	Explore chromium’s potential role in mitigating or treating symptoms related to mental health issues, such as depression
o	Identify other opportunities to expand the therapeutic use of its chromium technology
o	Communicate the cost and health benefits of chromium-based supplements to secure approval of its product(s) for use as a first line therapy in diabetes management

The Company will continue to publicize the outcomes of these and forthcoming studies in order to increase the demand for sales of stand-alone chromium picolinate as well as its use in vitamin and supplement formulas.

The Company must also continue to demonstrate the safety of this product. The following studies, in the Company’s opinion, demonstrate that chromium picolinate is safe.

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

The marketing opportunities for the Company’s chromium picolinate have been enhanced by recent announcements issued by the United States Food & Drug Administration (FDA) and the United Kingdom’s Food Standards Agency (FSA) that chromium picolinate is safe.

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

Beginning in 2006, Nutrition 21 has begun to limit the sale of chromium picolinate for inclusion in stand-alone products, and seeks itself to supply the private label needs of retailers.

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

The Company is actively promoting its research findings, as well as the recent FDA pronouncement surrounding the safety of chromium picolinate, to functional food manufacturers, including health and consumer product distributors in the U.S. as well as internationally. These provide new market opportunities for the Company’s products.

Based on retail sales data provided by Nutrition Business Journal, the calendar 2005 annual US retail market for stand-alone chromium mineral supplements is estimated to be $125 million compared to $119 million for calendar 2004, $106 million for calendar 2003 and $85 million for calendar 2002. The Company believes that its chromium picolinate products have a relatively strong position for existing stand-alone chromium sales in US chromium supplements, and we have a relatively small market share for sales of chromium into multi-ingredient products. Other chromium supplements are manufactured using chromium chloride, chromium polynicotinate or other forms of chromium.

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

During each of the fiscal years ended June 30, 2007, 2006 and 2005 respectively, ingredient sales of Chromax chromium picolinate accounted for more than 18%, 86% and 74% of the Company's total revenues.

In fiscal year 2007, one customer accounted for 8% of the Company’s total revenues, while in fiscal year 2006, two customers accounted for 30% of the Company’s total revenues. In fiscal year 2005, one customer accounted for 34% of the Company’s total revenues.

In fiscal year 2007, we began accounting for our business in two industry segments, ingredients and branded products. Ingredients revenues were 18% and branded products revenues were 81%.

Refer to Item 7 for a discussion of revenue, loss before income taxes and total assets for each of our ingredients and branded products segments.

Chromax®, chromium picolinate branded finished product

The Company had not licensed third parties to use chromium picolinate as a Chromax consumer branded mineral supplement. Accordingly, until the Company began to market its premium priced Chromax branded chromium picolinate mineral supplement, the only significant branded products were so-called A-to-Z lines, such as Nature Made and private label store brands, for example CVS chromium picolinate, unlike the calcium market which is now dominated by leading brands such as Caltrate® and Citrical®.

Beginning in late 2005, the Company entered into distribution agreements directly with leading national retail drug/pharmacy chains to sell its premium priced Chromax branded chromium picolinate mineral supplement. The Chromax brand is targeted to consumers interested in preventing health concerns resulting from increased age and obesity that can lead to insulin resistance, including pre-diabetes, diabetes, cardiovascular health, fighting weight gain and controlling carbohydrates. The initial target market for Chromax is women age 35 to 55. Insulin resistance is an epidemic condition that dramatically increases the risk for type 2 diabetes, coronary heart disease and stroke, estimated to affect one in three Americans, according to The American College of Endocrinology (ACE).

The Company’s distribution agreements with retailers are terminable by either party on notice, and do not require any retailer to purchase any amount of product.

Diachrome®, specifically formulated for people with type-2 diabetes

The Company is also commercializing Diachrome® as a nutritional complement to medical treatment for people with type 2 diabetes. It is a patented combination of chromium picolinate and biotin, two nutritional ingredients that work synergistically to enhance blood sugar control and improve blood cholesterol profiles. People with diabetes are known to have lower levels of chromium and biotin than healthy people. Diachrome is being sold as a finished consumer product, and is initially available at national drug retailers.

The Company plans a targeted direct-to-physician marketing and sampling program to managed diabetic populations and also plans to build consumer awareness for its products through a media campaign that leverages research outcomes, in combination with consumer and physician testimonials. Communication of scientific findings will be used to build consensus within the healthcare community regarding the inherent value of this product and the Company’s other products.

Early short term small-scale double-blind placebo-controlled peer-reviewed trials have already shown that Diachrome can significantly improve blood sugar and lipid profiles. The study outcomes compare favorably to drugs but without similar side effects. Through a strategic alliance with XLHealth, a disease management company, in December 2004, the Company completed a 447 patient, multi-center trial to confirm these findings. The Company has commissioned Thomas Jefferson University, which has one of the leading public health policy departments in the country, to translate the XLHealth research outcomes into potential healthcare cost savings if Diachrome were adopted broadly. The pharmacoeconomic analysis was published in Disease Management. Together these are key steps in the Company’s longer term program to secure government and health care approval of Diachrome as a reimbursed first line medical nutrition therapy for all US patients diagnosed with type 2 diabetes.

The Company’s recently acquired Iceland Health omega-3 based franchise

In August 2006, the Company acquired Iceland Health, Inc., which has developed a leading brand position in the omega-3 market, the fastest growing category in the supplement industry since 2003. Iceland Health has the exclusive U.S. right until 2015 to market and sell fish oil manufactured by an Icelandic company to pharmaceutical standards utilizing a patented distillation process to remove toxins and dioxins. The Company primarily markets omega-3 products through direct response channels including TV infomercials, radio, print, direct mail, and Internet e-commerce, and has also begun to market these products into the retail distribution channel.

According to Nutrition Business Journal, total U.S. retail sales of fish oils/omega-3s for all distribution channels grew from $183 million in 2003 to $262 million in 2004 and to $359 million in 2005.

Future Nutritional Product Development

We are researching and developing several brand extensions. One such new product, Core4Life Advanced Memory Formula™, is currently in the process of being launched in major retail chains, including Walgreens, Rite Aid and CVS. Core4Life Advanced Memory Formula™ has a patent-pending formulation that supports cognitive function, improves memory and recall, and increases alertness and concentration. In addition to chromium picolinate, Core4Life Advanced Memory Formula™ includes phosphatidylserine, which is a natural substance found in the brain that helps metabolize glucose, and Omega-3 fatty acids.

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

Based on a license agreement with ImmuCell Corporation, the Company as licensor may become entitled to royalty payments upon commercial sale by ImmuCell of certain skin and environment sanitizers and teat dips for the prevention of animal mastitis.

Research and Development

During the fiscal years ended June 30, 2007, 2006 and 2005, the Company spent approximately $1.2 million, $1.5 million and $2.7 million, respectively, on research and development. The Company’s research and development program is based on chromium and seeks to discover and substantiate the efficacy and safety of ingredients and products that have a significant nutritional therapeutic value to consumers. The primary research focus over the past few years has been in the area of diabetes, cardiovascular health, and mental health. Discovering the mechanism of action of chromium picolinate and further confirming the beneficial effects of chromium picolinate in people with diabetes have been critical objectives, as well as further differentiating chromium picolinate’s clinical effects versus other forms of chromium.

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

Studies in progress:

Chromax

The Company has supplied its Chromax chromium picolinate and paid $124,468 to the Yale - Griffin Prevention Research Center for a clinical study to evaluate the safety and efficacy of “Chromium Picolinate for Weight Loss”. The purpose of this study is to evaluate the effect of chromium picolinate supplementation on body fat and cardiovascular risk factors in overweight men and women.

The Company has supplied its Chromax chromium picolinate and paid $34,969 to the University of Cincinnati for a clinical study to evaluate the safety and efficacy of “Chromium Supplementation in Cognitive Aging”. The purpose of this study is to evaluate the effect of chromium supplementation on cognitive function in men and women with mild cognitive impairment and age-associated memory impairment.

The Company has supplied its Chromax chromium picolinate to Griffin Hospital/Yale School of Medicine for a clinical study funded by the National Institutes of Health to evaluate “Chromium Effects in Impaired Glucose Tolerance.” The purpose of this study is to evaluate the effects of chromium picolinate on both measures of glucose tolerance and brachial artery endothelial function.

The Company has supplied its Chromax chromium picolinate to Pennington Biomedical Research Center for a clinical study funded by the National Institutes of Health to evaluate “Chromium and Insulin Action.” The purpose of this study is to evaluate the effects of chromium picolinate on glucose metabolism in people with newly diagnosed type 2 diabetes, and may provide data to generate recommendations for or against routine clinical use in this population.

The Company has supplied its Chromax chromium picolinate to the University of California, Davis for a clinical study funded by the National Institutes of Health to evaluate the “Effects of Chromium on Progression of Insulin Resistance.” The purpose of this study is to evaluate the bioavailability (tissue chromium status) and efficacy of chromium picolinate and chromium nicotinate in ameliorating diet-induced insulin resistance and dyslipidemia.

The Company has supplied its Chromax chromium picolinate to the State University of New York at Stony Brook for a clinical study funded by the National Institutes of Health to evaluate “A Novel Therapy for Glucose Intolerance in HIV Disease.” The purpose of this study is to evaluate the safety and efficacy of chromium picolinate in the treatment of insulin resistance in HIV disease.

The Company has supplied its Chromax chromium picolinate to the State University of New York at Stony Brook for a clinical study funded by the National Institutes of Health to evaluate “Chromium Treatment of Obesity-Related Insulin Resistance.” The purpose of this study is to evaluate the safety and efficacy of chromium picolinate in the treatment of obesity-related insulin resistance and may provide data to generate dietary chromium recommendations for reducing the risk of diabetes and associated diseases.

The Company has supplied its Chromax chromium picolinate to the University of California, San Francisco for a clinical study funded by the National Institutes of Health to evaluate “Chromium and Insulin Resistance.” The purpose of this study is to evaluate the safety and efficacy of chromium picolinate in the treatment of insulin resistance in non-obese, non-diabetic subjects.

Diachrome

The Company supplied its Diachrome product (Chromax chromium picolinate and biotin) to be used in an open-label program at the University of Chicago, IL entitled, “An Open Label Program To Evaluate the Improvement In Glycemic Control, Lipid Levels, Quality of Life and Healthcare Costs after Daily Administration of Chromium Picolinate and Biotin in Patients with Type 2 Diabetes”. The program is expected to provide additional data on the effects (90 days) of Diachrome on diabetes risk factors.

Studies Completed in 2007:

Chromax

The Company supplied its Chromax chromium picolinate and paid $51,472 to Miami Research Associates for a clinical study entitled “A Phase I Single Blinded, Single Cross-over, Single Ascending Dose Study to Evaluate the Safety, Tolerability, and Pharmacokinetics of High Dose Chromax Chromium Picolinate in Healthy Volunteers.” This study evaluated the safety of acute single ascending doses of Chromax chromium picolinate in healthy male volunteers.

The Company supplied its Chromax chromium picolinate and paid $9,875 to Children’s Hospital Los Angeles for a clinical study entitled “Evaluation of the Improvement in Glycemic Control, Blood Lipid Levels and Other Risk Factors after Daily Supplementation with Chromium Picolinate, in a Pediatric Population Diagnosed with Type 1 Diabetes Mellitus Who are Overweight - A Randomized, Double-Blind, Placebo-Controlled Clinical Trial.” This study evaluated the effect of supplementation with chromium picolinate on blood glucose control, lipid profiles, body weight and BMI.

The Company supplied its Chromax chromium picolinate and paid $2,940 to Pennington Biomedical Research Center for a clinical study to evaluate the “Effects of Chromium Picolinate on Food Intake, Satiety, and Eating Attitudes in Overweight Women with Food Cravings.” This study evaluated the effect of chromium picolinate on food intake, food cravings, eating attitudes, and satiety in healthy, overweight and/or obese, adult women who are determined to be carbohydrate cravers. This study also tested whether chromium supplementation has an extended satiating effect by examining hunger and satiety between lunch and dinner meals.

The Company supplied its Chromax chromium picolinate and chromium histidinate and paid $5,400 to Firat University, Turkey to conduct a preclinical study on Chromax chromium picolinate and chromium histidinate, entitled the “Effect of Chromax Chromium Picolinate and Chromium Histidinate on Glycemic Control in Insulin Resistance and Diabetes Rat Models.” The study provided data on the effect of chromium picolinate and chromium histidinate on diabetes risk factors.

The Company supplied its Chromax chromium picolinate and chromium histidinate and paid $1,700 to Indigo Biosciences, PA to conduct a preclinical study on Chromax chromium picolinate and chromium histidinate, entitled the “Effect of Chromium Picolinate and Chromium Histidinate on Glycemic Control in Hepatocyte in Vitro Model.” The study provided data on the effect of chromium picolinate and chromium histidinate on glycemic control.

The Company supplied its chromium histidinate and paid $6,600 to Micagenix to conduct a preclinical safety study on the “Chromium Histidinate in Salmonella Strains”. The study provided data on the effect of chromium histidinate on mutagenicity.

The Company supplied its Chromax chromium picolinate to the University of Pennsylvania for a clinical study funded by the National Institutes of Health entitled “A Double Blind Randomized Controlled Clinical Trial of Chromium Picolinate on Clinical and Biochemical Features of the Metabolic Syndrome.”  This study evaluated the effect of daily supplementation with chromium picolinate on insulin sensitivity in individuals with metabolic syndrome, and on glucose tolerance tests, HDL-C, triglycerides, body composition, BMI and blood pressure.

The Company supplied its chromium histidinate and chromium picolinate to Pennington Biomedical Research Center to conduct a preclinical efficacy study on the “Effect of Chromium Histidinate and Chromium Picolinate on Glycogen Production in HSMC in Vitro Model”. The study provided data on the effect of chromium histidinate and chromium picolinate on glycogen synthesis.

The Company supplied its Chromax chromium picolinate to Bastyr University for a clinical study to evaluate a “Pilot Trial of Chromium-Metformin Combination in Type 2 Diabetes.” This study was cancelled by the investigator and was not conducted.

Arginine Silicate Inositol Complex

The Company supplied its Arginine Silicate Inositol Complex and paid $25,000 to BASI to conduct a clinical study on “The Absorption of Low Dose Silicon and Safety in Normal Healthy Individuals”. This study evaluated the safety and absorption of silicon from Arginine Silicate Inositol.

Potassium Ascorbate Taurine

The Company supplied potassium ascorbate and taurine and paid $5,250 to Firat University to conduct a preclinical study on the “Effect of Combination of Potassium Ascorbate and Taurine on Cardiometabolic Risk Factors”. This study evaluated the effects on body composition, lipids and glucose.

Selenium

The Company supplied L-Selenomethionine and paid $9,500 to Ordway Research Organization to conduct a preclinical study on the “Effect of L-Selenomethionine on Influenza Virus A and B”. This study evaluated the effects of L-selenomethionine on the influenza virus.

Presentations and Publications in 2007:

A paper entitled “Combination of Chromium and Biotin Improves Coronary Risk Factors in Hypercholesterolemia Type 2 Diabetes Mellitus: A Placebo-Controlled, Double Blind Randomized Clinical Trial” was published in the Journal CardioMetabolic Syndrome. The paper concluded that chromium picolinate and biotin combination improves cardiometabolic risk factors.

A paper entitled “Chromium Picolinate and Biotin Combination Improves Glucose Metabolism in Treated, Uncontrolled Overweight to Obese Patients with Type 2 Diabetes” was published in Diabetes/Metabolism Research & Reviews. This paper concluded that the chromium picolinate/biotin combination, administered as an adjuvant to current prescription anti-diabetic medication, can improve glycemic control in overweight to obese individuals with type 2 diabetes; especially those patients with poor glycemic control on oral therapy.

A paper entitled “Safety of Trivalent Chromium Complexes: No Evidence for DNA Damage in Human Hacat Keratinocytes” was published in Free Radical Biology and Medicine. This paper concluded that there is no evidence of DNA damage and further supports the safety of chromium picolinate.

A paper entitled “Chromium Picolinate Depressed Proliferation and Differentiation of 3T3-L1 Preadipocytes” was published in Nutrition Research. This paper concluded that 50 ppb chromium picolinate significantly depressed preadipocyte proliferation and differentiation.

A paper entitled “Comparison of Acute Absorption of Commercially Available Chromium Supplements” was published in the Journal of Trace Elements in Medicine and Biology. This paper concluded that chromium picolinate is better absorbed than other marketed forms of chromium.

A paper entitled “Effect of Chromium Supplementation and Copper Status on Glucose and Lipid Metabolism in Angus and Simmental Beef Cows” was published in Animal Feed Science and Technology. This paper concluded that chromium picolinate supplementation improves glucose and lipid metabolism.

A paper entitled “Effects Of Dietary Chromium Picolinate Supplementation On Serum Glucose, Cholesterol And Minerals Of Rainbow Trout (Oncorhynchus Mykiss)” was published in Aquaculture International. This paper concluded that chromium picolinate improves glucose and lipids.

A paper entitled “Chromium Picolinate and Biotin Combination Reduces Atherogenic Index of Plasma in Patients with Type 2 Diabetes Mellitus: A Placebo-Controlled, Double-Blinded, Randomized Clinical Trial” was published in the American Journal of Medical Sciences. This paper concluded that combination of chromium picolinate and biotin may be a valuable nutritional adjuvant therapy to reduce the atherogenic index of plasma (AIP) and cardiovascular disease risk factors in people with type 2 diabetes mellitus.

A paper entitled “Synergistic Effects of Conjugated Linoleic Acid and Chromium Picolinate Improve Vascular Function and Renal Pathophysiology in the Insulin-Resistant JCR:LA-Cp Rat” was published in Diabetes, Obesity & Metabolism. This paper concluded that chromium picolinate improves vascular function and renal function

A paper entitled “Clinical Studies on Chromium Picolinate Supplementation in Diabetes Mellitus--A Review” was published in Diabetes Technology & Therapeutics”. This review paper concludes that chromium picolinate improves insulin sensitivity in people with type 2 diabetes mellitus.

A paper entitled “The Effect of Chromium Picolinate and Biotin Supplementation on Glycemic Control in Poorly Controlled Patients with Type 2 Diabetes Mellitus: A Placebo-Controlled, Double-Blinded, Randomized Trial” was published in Diabetes Technology & Therapeutics. This paper concluded that chromium picolinate and biotin improves glycemic control.

A paper entitled “Chromium Picolinate Supplementation Attenuates Body Weight Gain and Increases Insulin Sensitivity in Subjects with Type 2 Diabetes” was published in Diabetes Care. This paper concluded that chromium picolinate attenuates body weight gain due to sulfonylureas in people with type 2 diabetes mellitus.

A paper entitled “Chromium Picolinate Positively Influences the Glucose Transporter System Via Affecting Cholesterol Homeostasis in Adipocytes Cultured Under Hyperglycemic Diabetic Conditions” was published in Mutation Research. This paper concluded that chromium supplementation improves hypercholesterolemia-associated disorders.

A paper entitled “Chromium Picolinate Improves Insulin Sensitivity in Obese Subjects with Polycystic Ovary Syndrome” in Fertility Sterility. This paper concluded that chromium picolinate, an over-the-counter dietary product, may be useful as an insulin sensitizer in the treatment of polycystic ovary syndrome.

A paper entitled “Zinc Picolinate Supplementation Decreases Oxidative Stress in Rainbow Trout (Oncorhynchus Mykiss)” was published in Aquaculture. This paper concluded that zinc picolinate reduces oxidative stress.

A poster presentation entitled “Determination of Clinical Safety from a Randomized, Double-Blinded, Placebo Controlled 30-Day Acute Study of the Effects of Chromium Picolinate and Biotin Combination on Glucose Control in Overweight to Obese Patients with Poorly Controlled Type 2 Diabetes Mellitus”, was given at the annual meeting of American College of Toxicology and the abstract was published in International Journal of Toxicology. This presentation reported that Diachrome is safe and with no reports of significant adverse effects.

A poster presentation entitled “Chromium Improves Cardiovascular Risk Factors in High Fat Fed Wistar Rats Placed on Meat Protein Diet” was given at the 4th Congress on the Insulin Resistance Syndrome and the abstract was published in Diabetes & Vascular Disease. This presentation reported that the combination of meat protein diet and chromium picolinate reduces cardiovascular risk factors.

A poster presentation entitled “Effects of Whey Protein and Chromium Picolinate Supplementation on Body Composition and Metabolic Status in High Fat-Fed Rats” was given at annual meeting of the North American Association for the Study of Obesity (NAASO) and the abstract was published in Obesity. This presentation reported that the combination of chromium picolinate and whey protein reduces body fat and improves insulin sensitivity.

A poster presentation entitled “Effect of Chromium Picolinate in High Fat/ Streptozotocin-induced diabetes on Serotonin, Cortisol and Tryptophan Levels in Rats” was given at the Collegium Internationale Neuropsychopharmacologicum annual meeting and the abstract was published in International Journal of Neuropsychopharmacology. This presentation reported that chromium picolinate improves insulin resistance, serotonin and reduces cortisol levels in diabetes-induced rat model.

A poster presentation entitled “Chromium Picolinate Improves Blood Glucose: A Six-Year Follow-Up Study of 1,056 Patients with Type 2 Diabetes” was given at International Diabetes Federation Congress. This presentation reported that chromium picolinate improves blood glucose and it is safe to use for patients with type 2 diabetes.

A poster presentation entitled “Chromium Picolinate Improves Insulin Health in High-Fat-Diet-Fed Streptozotocin-Induced Diabetic Rats” was given at annual meeting of Natural Products Association. This presentation reported that chromium picolinate improves insulin sensitivity in diabetes induced rat model.

A poster presentation entitled “Effect of Chromium Picolinate and Biotin on Carbohydrate and Lipid Metabolism in a Rat Model of Type II Diabetes” was given at the American Diabetes Association’s annual scientific sessions and the abstract was published in Diabetes. This presentation reported that combination of chromium picolinate and biotin improves insulin sensitivity and improves glucose and lipid metabolism and did not cause any significant changes in liver and kidney functions.

A poster presentation entitled “Long Term Supplementation of Combination of Chromium Picolinate and Biotin Improves Glycosylated Hemoglobin in Type 2 Diabetes Mellitus” was given at American Diabetes Association’s annual scientific sessions and abstract was published in Diabetes. This presentation reported that combination of chromium picolinate and biotin improves glycosylated hemoglobin in the 9-month trial.

Studies Completed in 2006:

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

Arginine Silicate Inositol Complex

The Company supplied its Arginine Silicate Inositol Complex and paid $45,000 to the United States Department of Agriculture in Grand Forks, MI to conduct a preclinical study on “The effect of dietary silicon on bone turnover and the inflammatory response may be through an immune response involving osteopontin”. Results from this study showed that the arginine silicate complex has a physiological role that affects the expression or function of the pivotal cytokine osteopontin involved in cellular immune response and bone turnover.

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

A paper entitled “Chromium Picolinate Improves Insulin Sensitivity in Obese Subjects with Polycystic Ovary Syndrome” was published in Fertility and Sterility. This paper concluded that chromium picolinate, given without change in diet or activity level, caused a 38% mean improvement in glucose disposal rate in obese subjects with polycystic ovary syndrome who were tested with a euglycemic hyperinsulinemic clamp technique.

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

A poster entitled “Chromium Picolinate and Biotin Combination Reduces Atherogenic Index of Plasma in Patients with Type 2 Diabetes” was presented at the International Symposium on Triglycerides and HDL-C. This presentation showed beneficial effects of chromium picolinate and biotin combination (Diachrome) on lowering the atherogenic index of plasma in people with type 2 diabetes.

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

A poster presentation entitled “Evaluation of Safety in a Clinical Trial Studying the Effects of Chromium Picolinate on Atypical Depression” was given at the Annual Meeting of the American College of Toxicology. This presentation showed that daily oral administration of 600 mcg Cr, as CrPic, is safe and well tolerated with no clinically meaningful differences in adverse events, including sexual dysfunction and weight gain, as compared to placebo.

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

Presentations and Publications in 2003:

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

Prior to our acquisition of a California limited partnership called Nutrition 21 ("Nutrition 21 LP"), the FTC opened an inquiry into certain of the claims that Nutrition 21 LP was making for chromium picolinate. The inquiry was terminated by the FTC with Nutrition 21 LP entering into a consent agreement that requires Nutrition 21 LP to support its claims by competent and reliable scientific evidence. After we acquired Nutrition 21 LP in 1997, we undertook new clinical studies to support the claims we intended to make for our products. The FTC has subsequently audited our chromium picolinate advertising and has not found either a lack of competent and reliable scientific evidence or a failure to comply with the consent agreement. The FTC continues to monitor our advertising and could limit our advertising in ways that could make marketing our products more difficult or result in lost sales.

We are negotiating a settlement with QVC regarding liability for weight loss advertising claims that were made on QVC, Inc. televised shopping programs for Lite Bites, a product that we have since discontinued. We anticipate that any settlement would also resolve potential claims by the FTC against us for these advertising claims. The cost of any settlement has not been reserved for in our financial statements and any material settlement could have a significant impact on our operating results at the time the amount thereof becomes reasonably ascertainable. See “Litigation.”

Proprietary Rights

Trademarks

Chromax, Diachrome, Iceland Health, Selenomax, SelenoPure, Zinmax, Zenergen, and Magnemax are among the more well known trademarks owned by Nutrition 21: Chromax for chromium picolinate; Diachrome for chromium picolinate and biotin; Iceland Health for Omega-3 supplements; Selenomax for high selenium yeast; SelenoPure for yeast-free selenium; Zinmax for zinc picolinate; Zenergen for chromium picolinate and conjugated linoleic acid; and Magnemax for manganese picolinate.

Patents

Nutritional Patents

Our significant patents consist of:

• three method of use patents that expire in 2009 that cover the use in low doses of chromium picolinate for improving body composition, glucose stabilization and cholesterol maintenance,

• another method of use patent that expires in 2015 and covers the use of high doses of chromium picolinate for glucose stabilization,

• four patents that expire in 2017 and cover the use of chromium for relieving the symptoms of depression and pre-menstrual syndrome,

• two composition of matter patents that expire in 2017 and cover chromium picolinate and biotin compositions and their use for stabilizing serum glucose,

• one composition of matter patent that expires in 2017 and covers a composition of chromium picolinate and other ingredients and its use for improving body composition, and

• 12 other chromium-based patents that expire in 2017, 2018 and 2021 that cover a range of compositions and uses for which we do not offer products.

We have also applied for 11 other United States patents relating to improving insulin sensitivity, improving cognitive function, improving immune function, reducing hyperglycemia, and treatment of diabetes, dyslipidemia, hypercholesterolemia and other diseases.

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

Competition

Numerous manufacturers and retailers compete actively for consumers. In addition, nutritional supplements can be purchased in a wide variety of channels of distribution. These channels include mass market retail stores and the Internet. These markets generally have low barriers to entry. Private label products of our customers also provide competition to our products. Additional national or international companies may seek in the future to enter or to increase their presence in the health foods channel or the vitamin, mineral supplement market.

In our ingredients business, we believe that we have a relatively strong position for existing stand-alone chromium sales, and we have a relatively small market share for sales of chromium into multi-ingredient products. Our major competitor in this business is InterHealth Nutraceuticals Inc. which is a privately held company that markets chromium polynicotinate.

Our therapeutic branded business confronts many large established companies in a huge industry that serves the diabetes therapeutic market. The market is served by the major pharmaceutical companies that offer various medications to diabetics. Our success in this arena will in large part depend on our obtaining a scientific consensus that our supplement offers benefits that are competitive with the numerous products offered by companies that participate in this business.

Our omega-3 business is highly competitive. As we enter retail distribution channels with our omega-3 products, we will be entering an intensely competitive market with large established companies and brands such as Nordic Naturals, which offers omega-3 fatty acids that have potency and purity similar to our products, as well as Bumble Bee Seafoods and Puritan's Pride.

Supply and Manufacturing

We rely on outside suppliers to formulate, manufacture and package our products. We do not have long-term agreements with any of our suppliers other than our manufacturer in Iceland. We acquire omega-3 fatty acids that are sold as Iceland Health Omega 3 from the manufacturer in Iceland under an agreement that gives us the exclusive right until 2015 to import omega-3 fatty acids from this manufacturer and to distribute this product in the United States. These products are identified on packaging as “coming from Iceland.”

We purchase omega-3 fatty acids for our Iceland Health Joint Relief product from various suppliers in the United States, on a purchase order basis, for sale in packaging that does not identify the product as “coming from Iceland.” Should our manufacturer in Iceland fail to adequately supply us at any time, we believe that we can with some disruption purchase additional omega-3 fatty acids from our current or other suppliers in the US, but we may be adversely affected by our inability to identify these products as “coming from Iceland.”

We purchase our chromium and related compounds on a purchase order basis from several suppliers, but our business may nevertheless be disrupted if we are required to change a significant supplier.

All of the Company’s suppliers are GMP (Good Manufacturing Practices) compliant as published by the U. S. Pharmacopeia for nutritional supplements as well as proposed FDA GMPs for nutritional supplements.  GMP is a system of procedures and documentation written or analytical, to assure our products contain the appropriate strength, quality, composition and purity which they purport to have.

Employees

As of June 30, 2007, the Company had 30 full-time employees, of whom 4 were executive employees, 7 were administrative, 15 were engaged in marketing and sales, and 4 were involved in research, process and product development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

Item 1A.    RISK FACTORS

An investment in the Company involves the following risks, among others:

Financial Performance Risks

We have not been profitable for the last six fiscal years. We had net losses of $19.148 million, $10.317 million, $7.044 million, $5.901 million, $10.506 million and $6.011 million for the fiscal years ended on June 30, 2007, 2006, 2005, 2004, 2003 and 2002, respectively. As of June 30, 2007, our accumulated losses aggregated approximately $90.455 million. As a result we have been required periodically to rely on offerings of securities to fund cash shortfalls in our business. We will likely continue to be unprofitable in the future should we fail to increase our revenues significantly.

In the fiscal years ending June 30, 2008 and 2009, respectively, we expect to incur approximately $0.5 million and $0.3 million of expenses for accretion of debt discount and amortization of debt issuance costs on Series I preferred stock that was issued in fiscal year 2005. The issuance of Series J preferred stock in September, 2007 may increase these expenses. Also, the issuance of additional securities other than common stock may increase these expenses.

We may use significant cash in our operations and may need to raise additional funds. During the fiscal year ended June 30, 2007 cash used in operations was $10.3 million. To fund any negative cash flow and to support the marketing and other expenses we envision, we may need to raise funds. There is no assurance that additional funds will be available on terms favorable to the Company and its shareholders, or at all. The Series J preferred stock limits our ability to incur indebtedness and to issue additional preferred stock.

Business Strategy and Operational Risks

As a part of our business strategy, we have made and may continue to make acquisitions. These acquisitions could disrupt our operations and harm our operating results. An element of our strategy includes expanding our product offerings, gaining shelf-space and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

☐	Any acquisition may result in significant expenditures of cash, stock and/or management resources,

☐	Acquired businesses may not perform in accordance with expectations,

☐	We may encounter difficulties and costs with the integration of the acquired businesses,

☐	Management’s attention may be diverted from other aspects of our business,

☐	We may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience,

☐	We may lose key employees of acquired or existing businesses,

☐	We may incur liabilities and claims arising out of acquired businesses, and

☐	We may incur indebtedness or issue additional capital stock which could be dilutive to holders of our common stock.

By way of example, our acquisition of Iceland Health, Inc. has materially increased the size of our business and has raised challenges that could adversely affect our goal to achieve profitable operations. We acquired Iceland Health, Inc. on August 25, 2006. This acquisition permitted us to enter the business of offering omega-3 products into the consumer market. The addition of the Iceland Health products substantially increased our size, by contributing approximately 52% of our revenues in the two quarters following the acquisition. Iceland Health uses distribution channels (principally direct response rather than through mass retailers) which differ from those of our traditional product lines and with which our management had little experience. We have also needed to bolster the management resources of Iceland Health. As a result, this acquisition has contributed to our losses. We cannot assure you that we will be able to capitalize on Iceland Health’s products lines and achieve profitability in this business or in our company as a whole.

Because a significant portion our sales is to a small number of retail customers, we are dependent to a large degree upon these customers and their ability to successfully sell our products. In fiscal 2007, two of our mass merchandise retail customers together accounted for approximately 14% of our total revenues, and ten of our mass merchandise retail customers represented approximately 18% of our total revenues. Consistent with industry practice, we do not operate under a long-term written supply contract with our mass merchandise retail customers. Our business would materially suffer if we lost any major mass merchandise retail customer or if our business with a major mass merchandise retail customer were to decrease significantly.

The success of our retail distribution business is dependent, to a large degree, on the positioning of our products by our mass merchandise retail customers and on the support they provide for our products, which are outside our control and in turn depend in large part on the level of sales of our products.

A significant amount of marketing expenditures is required in order to generate sales of our products, and we cannot be certain if our marketing initiatives will be successful or if we will be able to raise these funds. Both our mass merchandise retail distribution business and our Iceland Health direct response marketing business require substantial expenditures to generate sales.

To succeed in our arrangements with mass merchandise retailers we need to launch and maintain successful marketing campaigns to encourage consumers to purchase branded products stocked by these retailers. Our failure to generate such demand could cause retailers to terminate their relationship with us. Our arrangements with mass retailers are terminable by them on notice.

Our direct response marketing business requires significant expenditure for the purchase of media advertising and related matters in advance of sales. Growth in our sales of Iceland Health omega-3 products will be impaired if we do not successfully introduce these products into our mass distribution channels with the support of significant marketing expenditures.

Our marketing and related expenses aggregated approximately 80% of total revenues in the fiscal year ended June 30, 2007.

We rely on a limited number of products for the majority of our sales and any reduction in the demand for or availability of these products would have an adverse effect on our sales. Our significant products are limited to Chromax, Diachrome, Iceland Health Omega-3 and Iceland Health Joint Relief, and we are in the process of launching Advanced Memory Formula, a product for the support of cognitive function. This narrow line of products puts us at risk of being affected adversely should sales of even a small number of products fail to grow as expected or decline, or should new products not be accepted in the marketplace either initially or not at all. Successful growth of our business depends on our ability to develop and market new products on a continuous basis.

We rely on outside suppliers to formulate, manufacture and package our products. Because we do not have long-term agreements with any of our suppliers other than our manufacturer in Iceland, our business could be disrupted if our relationship with a supplier is terminated or curtailed, or if a supplier suffers financial difficulties or otherwise fails to supply us on a timely basis and at favorable prices. We acquire omega-3 fatty acids that are sold as Iceland Health Omega 3 from a manufacturer in Iceland under an agreement that gives us the exclusive right until 2015 to import omega -3 fatty acids from this manufacturer and to distribute this product in the United States. These products are identified on packaging as “coming from Iceland.” We purchase omega-3 fatty acids for our Iceland Health Joint Relief product from various suppliers in the United States, on a purchase order basis, for sale in packaging that does not identify the product as “coming from Iceland.” Should our manufacturer in Iceland fail to adequately supply us at any time, we believe that we can with some disruption purchase additional omega-3 fatty acids from our current or other suppliers in the US, but we may be adversely affected by our inability to identify these products as “coming from Iceland.” We purchase our chromium and related compounds on a purchase order basis from several suppliers, but our business may nevertheless be disrupted if we are required to change a significant supplier.

The failure of third party call center operators to effectively handle customer calls could adversely affect our business. We rely on outside contractors for the call center requirements of our direct response marketing business, and we are dependent on the uninterrupted and efficient operation of these facilities. Should we experience unacceptable numbers of uncompleted calls we will need to slow our marketing of Iceland Health products and to commit additional resources to better train our call center suppliers.

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

See “The Chromium Franchise” for recent safety announcements issued by the United States' Food & Drug Administration (FDA) and the United Kingdom's Food Standards Agency (FSA). However, the Stearns and Vincent studies can nevertheless reduce the marketability of our products. In addition, if in fact safety concerns are well founded for humans, our viability will be affected since a large portion of our revenues is derived from the sale of chromium picolinate for inclusion in nutritional supplement products.

Harmful effects could also result in legal action against us. We have $5.0 million of product liability insurance for the products we currently market and intend to obtain product liability insurance for products we will market in the future. We may not succeed in obtaining additional insurance or obtaining insurance sufficient to cover all possible liabilities.

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted. Paul Intlekofer, our Chief Executive Officer, and other key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. We do not have an employment agreement with any of our key management employees. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and results of operations.

We have no proprietary rights in products that we import from Iceland. The Iceland manufacturer of the omega-3 fatty acids that we sell as “coming from Iceland” uses a patented distillation process to remove toxins and dioxins from the fish oils from which the product is derived. However, the product itself is not patented, nor do we have the right to sue persons who infringe on the manufacturer’s distillation process. Further, the product competes with omega-3 fatty acids that are produced with competitive distillation processes or that are derived directly from algae in a process that does not need to remove toxins and dioxin.

If we do not timely take action to overcome the effect of the expiration of our patent rights, or if we do not enforce our patent rights, or are unsuccessful enforcing our patent rights, we will face increased competition. Our significant patents consist of:

●	three method of use patents that expire in 2009 that cover the use in low doses of chromium picolinate for improving body composition, glucose stabilization and cholesterol maintenance,

●	another method of use patent that expires in 2015 and covers the use of high doses of chromium picolinate for glucose stabilization,

●	four patents that expire in 2017 and cover the use of chromium for relieving the symptoms of depression and pre-menstrual syndrome,

●	two composition of matter patents that expire in 2017 and cover chromium picolinate and biotin compositions and their use for stabilizing serum glucose,

●	one composition of matter patent that expires in 2017 and covers a composition of chromium picolinate and other ingredients and its use for improving body composition, and

●	12 other chromium-based patents that expire in 2017, 2018 and 2021 that cover a range of compositions and uses for which we do not offer products.

Our ingredients business accounted for approximately 18% of our revenues in the fiscal year 2007 and, since our ingredients are not branded, this business depends almost entirely on the strength of our patents. Our branded products that are based on chromium picolinate or other patented compounds also benefit from patent protection. We will be materially and adversely affected if, by the expiration date of significant patents, which is 2009 for our patents for low dose uses of chromium picolinate, we cannot maintain prior revenue levels by reducing prices and increasing unit sales or by developing other formulations of chromium picolinate products to replace any reduction in sales.

We have also applied for 11 other United States patents relating to improving insulin sensitivity, improving cognitive function, improving immune function, reducing hyperglycemia, and treatment of diabetes, dyslipidemia, hypercholesterolemia and other diseases. If we do not obtain patent protection, our ability to develop and market products for these disease states will be adversely affected, since we will be subject to competition on the products we develop. In addition, we expect to incur significant expense for the development and marketing of our cognitive product and we may be adversely affected should our application for a patent for our new cognitive product not be approved. Despite past successes in obtaining patent protection, there is no guarantee a patent will be granted in each instance.

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

If we fail to protect our trademarks, then our ability to compete could be negatively affected, which would harm our financial condition and operating results. The market for our products depends to a significant extent upon the goodwill associated with our Chromax, Diachrome and Iceland Health trademarks. We own the material trademark rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. Therefore, trademark protection is important to our business. Although most of our trademarks are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The loss or infringement of our trademarks could impair the goodwill associated with our brands and harm our reputation, which would harm our financial condition and operating results.

Industry and Market Risks

We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, and adverse publicity and negative public perception regarding particular ingredients or products or our industry in general could limit our ability to increase revenue and grow our business. Decisions about purchasing made by consumers of our products may be affected by adverse publicity or negative public perception regarding particular ingredients or products or our industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

Changes in consumer preferences and discretionary spending could negatively impact our operating results. Our business is subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and distributor relationships and cause the loss of sales.

We face intense competition from competitors that are larger, more established and possess greater resources than we do, and if we are unable to compete effectively, we may be unable to grow our market share in order to become profitable. Numerous manufacturers and retailers compete actively for consumers. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutritional supplements can be purchased in a wide variety of channels of distribution. These channels include mass market retail stores and the Internet. Because these markets generally have low barriers to entry, additional competitors could enter the market at any time. Private label products of our customers also provide competition to our products. Additional national or international companies may seek in the future to enter or to increase their presence in the health foods channel or the vitamin, mineral supplement market. Increased competition in either or both could have a material adverse effect on us.

In our ingredients business, we believe that we have a relatively strong position for existing stand-alone chromium sales, and we have a relatively small market share for sales of chromium into multi-ingredient products. Our major competitor in this business is InterHealth Nutraceuticals Inc. which is a privately held company that markets chromium polynicotinate.

Our therapeutic branded business confronts many large established companies in a huge industry that serves the diabetes therapeutic market. The market is served by the major pharmaceutical companies that offer various medications to diabetics. Our success in this arena will in large part depend on our obtaining a scientific consensus that our supplement offers benefits that are competitive with the numerous products offered by companies that participate in this business.

Our omega-3 business is highly competitive. As we enter retail distribution channels with our omega-3 products, we will be entering an intensely competitive market with large established companies and brands such as Nordic Naturals, which offers omega-3 fatty acids that have potency and purity similar to our products, as well as Bumble Bee Seafoods and Puritan's Pride.

Our product sales may decline due to the introduction by others of products that have competitive advantages. We are not aware of any studies that compare the relative advantages or disadvantages of our products as against other competitive products. Research supporting competitors' claims in the nutrition supplement market is not subject to mandatory review by any government agency. Therefore, new products can appear and be brought to market rapidly and with little advance notice. Competitive products may appear or be supported by new research before we are able to respond with new product development or countervailing research. If competing products are developed that customers believe are superior to our products, sales of our products could decline and our business would be harmed.

Our products are subject to government regulation, which could limit or prevent the sale of our products. The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. In markets outside the United States, we are usually required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, which could cause any of the following:

☐	requirements for the reformulation of certain or all products to meet new standards,

☐	the recall or discontinuance of certain or all products,

☐	additional record keeping,

☐	expanded documentation of the properties of certain or all products,

☐	expanded or different labeling,

☐	adverse event tracking and reporting, and

☐	additional scientific substantiation.

Any or all of these requirements could have a material adverse effect on us. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

U.S. government regulation currently affects the sale of our products. The U.S. Food and Drug Administration regulates the labeling and marketing of our dietary supplements under the Dietary Supplement and Health Education Act, also known as DSHEA. Under DSHEA, we are required to submit for FDA approval claims regarding the effect of our dietary supplements on the structure or function of the body. DSHEA also requires FDA approval for health claims that relate dietary supplements to disease prevention.

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

One small study suggests that chromium picolinate may reduce the risk of insulin resistance, and therefore possibly may reduce the risk of type 2 diabetes. FDA concludes, however, that the existence of such a relationship between chromium picolinate and either insulin resistance or type 2 diabetes is highly uncertain.”

The FDA declined to permit other qualified health claims that were proposed by the Company.

We are subject to a Federal Trade Commission consent agreement that may adversely affect our business. The Federal Trade Commission ("FTC") regulates product-advertising claims, and requires that claims be supported by competent and reliable scientific evidence. Prior to our acquisition of a California limited partnership called Nutrition 21 ("Nutrition 21 LP"), the FTC opened an inquiry into certain of the claims that Nutrition 21 LP was making for chromium picolinate. The inquiry was terminated by the FTC with Nutrition 21 LP entering into a consent agreement that requires Nutrition 21 LP to support its claims by competent and reliable scientific evidence. After we acquired Nutrition 21 LP in 1997, we undertook new clinical studies to support the claims we intended to make for our products. The FTC has subsequently audited our chromium picolinate advertising and has not found either a lack of competent and reliable scientific evidence or a failure to comply with the consent agreement.

We are negotiating a settlement with QVC regarding liability for weight loss advertising claims that were made on QVC, Inc. televised shopping programs for Lite Bites, a product that we have since discontinued. We anticipate that any settlement would also resolve potential claims by the FTC against us for these advertising claims. The cost of any settlement has not been reserved for in our financial statements and any material settlement could have a significant impact on our operating results at the time the amount thereof becomes reasonably ascertainable. The FTC continues to monitor our advertising and could limit our advertising in ways that could make marketing our products more difficult or result in lost sales.

Stock Market Risks

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit. The trading price of our common stock has been subject to wide fluctuations and may continue to fluctuate in the future in response to a variety of factors, including:

☐	quarter-to-quarter variations in operating results,

☐	material announcements by us or our competitors,

☐	governmental regulatory action,

☐	negative or positive publicity involving us or the nutritional supplement industry generally,

☐	general economic downturns,

☐	announcements by official or unofficial health and medical authorities,

☐	consumer preferences generally, or

☐	other events or factors, many of which are beyond our control.

In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially.

The limited liquidity for our common stock could affect an investor’s ability to sell our shares at a satisfactory price. Our common stock is relatively illiquid. As of September 21, 2007, the Company had approximately 62.5 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 60 trading days ending on that date was approximately 202,841 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

If we are unable to maintain a Nasdaq listing for our securities the liquidity of our stock will be reduced and investors may be unable to sell them, or may be able to sell them only at reduced prices. We are currently in compliance with Nasdaq's minimum $1.00 bid price requirement for continued listing on the Nasdaq Capital Market. If we fail to meet the $1.00 bid price requirement for at least 30 consecutive business days, we will be provided time to achieve compliance, generally up to one year provided we satisfy the criteria for continued listing other than the minimum bid price. The period during which our common stock will continue to be listed on the Nasdaq Capital Market may be extended further subject to certain conditions. Throughout this period we can regain compliance by maintaining a $1.00 per share bid price for a minimum of 10 consecutive business days. Should we not be in compliance at the end of this period, its common stock will be subject to delisting from the Nasdaq Capital Market. Under certain circumstances, to ensure that we can sustain long-term compliance, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies with Nasdaq's minimum $1.00 bid price requirement.

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

Should we fail to maintain our Nasdaq listing we may be required to redeem our Series J 8% convertible preferred stock, and should we then or thereafter not be listed on the Bulletin Board we may be required to redeem our Series I 6% Convertible Preferred Stock before maturity at the original issue price.

Failure to remediate the material weaknesses in our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

During the audit of our financial  statements for the year ended June 30, 2007, our independent  registered public accounting firm identified material weaknesses, regarding the company's independent review and knowledge of complex accounting areas (stock options; income taxes; (projections for impairment analysis). As defined by the Public Company Accounting Oversight Board Auditing Standard No.5, a material weakness is a significant deficiency or a combination of deficiencies over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or the interim financial statements will not be prevented or detected.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

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

Item 3.  LEGAL PROCEEDINGS

On March 24, 2004, the FTC sued QVC in the U.S. District Court for the Eastern District of Pennsylvania for these claims and for claims made on QVC for Lite Bites, a product that we have since discontinued. QVC has in the same lawsuit filed on April 14, 2004, Third-Party Complaints for damages against six parties including the Company (Third-Party Defendants). We are negotiating a settlement with QVC, and anticipate that any settlement would also resolve potential claims by the FTC against us for these advertising claims.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the average high and low sales prices as reported by the Nasdaq Market for the Common Stock.

Common Stock

Fiscal Quarter Ended	High	Low

September 30, 2005	$0.93	$0.87
December 31, 2005	$0.65	$0.62
March 31, 2006	$2.15	$1.59
June 30, 2006	$1.82	$1.71
September 30, 2006	$1.87	$1.74
December 31, 2006	$1.65	$1.56
March 31, 2007	$1.82	$1.73
June 30, 2007	$1.83	$1.75

As of September 7, 2007, there were approximately 478 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of its Common Stock is held of record in broker "street names."

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

Selected Statement of	Year Ended June 30,
Operations Data:	2007(1)	2006	2005	2004	2003(1)

Total Revenues	$42,149	$10,664	$10,711	$10,232	$10,615
Operating Loss	(17,439)	(7,687)	(6,619)	(5,854)	(11,081)
Loss Before Income Taxes (Benefit)	(19,134)	(10,305)	(7,025)	(5,833)	(11,050)
Income Taxes Provision (Benefit)	14	12	19	68	(544)
Net Loss	(19,148)	(10,317)	(7,044)	(5,901)	(10,506)
Diluted Loss per Common Share	(0.33)	(0.26)	(0.19)	(0.16)	(0.32)

	At June 30,
Selected Balance Sheet Data:	2007	2006	2005	2004	2003

Total Assets	34,694	23,856	19,680	16,367	18,920
Long-term Debt	2,342	--	--	--	--
Mandatorily Redeemable Preferred Stock	2,838	4,410	5,324	--	--
Stockholders' Equity	15,937	14,540	10,427	12,633	15,436
________________________
(1)	Consolidated Statements of Operations include a $ 0.7 million and $4.4 million, repectively, non-cash charge for the impairment of intangibles.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

	Fiscal Year Percent of Revenues
	2007	2006	2005
Total Revenues	100%	100%	100. %
Cost of revenues*	32.7	73.6	73.9
Selling, general and administrative expenses	96.8	111.1	92.3
Research and development expenses	2.9	14.5	25.2
Operating loss	(41.4)	(72.1)	(61.8)
Net loss	(45.4)	(96.7)	(65.8)

*Based upon percent of net sales

Results of Operations

1. Year ended June 30, 2007 vs. year ended June 30, 2006

Revenues

Net product sales for the Ingredients product Group for fiscal year 2007 were $7.5 million, a decrease of $2.5 million when compared to $10.0 million for fiscal year 2006. The termination of certain licensing agreements for bulk ingredients initiated in fiscal year 2006 was the primary reason for the decline.

Net product sales for the Branded Products Group were $34.1 million for the fiscal year 2007 compared to $0.3 million in the same period last year. Sales through the direct response channel, which all occurred in fiscal year 2007, were $25.9 million. The net product sales to retailers were $8.2 million in fiscal 2007 compared to $0.3 million in fiscal year 2006. Net product sales of branded products continued to improve due primarily to continued customer awareness and expanded distribution.

Other revenues for fiscal year 2007 were $0.5 million compared to $0.3 million in fiscal year 2006.

Cost of Revenues

Cost of revenues for the Ingredients Products Group were $1.9 million in the fiscal year 2007 compared to $2.2 million in fiscal year 2006. The decline in bulk ingredients sales, as well as product mix, were the primary reasons for the decline in product costs.

Cost of revenues for the Branded Products Group were $11.7 million in fiscal year 2007 compared to $0.5 million in fiscal year 2006. Cost of revenues for products sold through the direct response channel were $8.6 million in fiscal year 2007, while the cost of products sold to retailers were $3.1 million in the fiscal year 2007 compared to $0.5 million in fiscal year 2006.

Selling, general and administrative expenses (“SG&A”)

Selling and marketing expenses for the Ingredients Products Group for fiscal year 2007 were $0.7 million compared to $0.9 million in fiscal year 2006. Continued reductions in sales related activities was the primary reason for the reduction.

Selling and marketing expenses in fiscal year 2007 for the Branded Products Group was $33.9 million compared to $4.9 million in fiscal year 2006. Increased marketing expenditures related to the introduction of branded products combined with the marketing and advertising expenditures associated with selling product through the direct response channel were the primary reasons for the increase.

Unallocated corporate expenses in fiscal year 2007 were $12.6 million compared to $12.2 million in fiscal year 2006. Increased amortization of intangible assets ($1.0 million), impairment charge of $0.7 million and a $0.3 million provision for doubtful accounts was partially offset by decreases in research and development expenditures ($0.3 million); lower expense related to accretion of preferred stock and amortization of deferred financing costs ($1.0 million) and lower expenditures for legal services ($0.3 million).

Research and Development

Research and development expense of $1.2 million declined $0.3 million when compared to $1.5 million in fiscal year 2006. The Company continues to curtail its spending on new applications.

Operating Loss

Operating loss for fiscal year 2007 was $17.4 million compared to $7.7 million for fiscal year 2006. Continued marketing related expenditures related to the Company’s branded products account for the increase.

Net Loss

Net loss for fiscal year 2007 was $19.1 million compared to $10.3 million for fiscal year 2006. The increased selling and marketing expenditures as well as a non-cash impairment charge of $0.7 million noted above was the primary reasons for the increase.

2. Year ended June 30, 2006 vs. year ended June 30, 2005

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at June 30, 2007 were $3.4 million compared to $13.9 million at June 30, 2006.

During the year ended June 30, 2007, net cash used in operating activities was $10.3 million compared to $6.0 million in the comparable period a year ago. The increase is due primarily to a larger net loss (an increase of $8.8 million) partially offset by $2.6 million received from the cash portion of a settlement of a potential infringement lawsuit, reflected as deferred income and improvement in trade collections ($2.2 million).

During the year ended June 30, 2007, cash provided by investing activities was $9.1 million. The Company redeemed $10.5 million of its short-term investments for its operations. The Company also used $0.9 million of cash, net of cash acquired from Iceland Health, Inc. for the purchase of Iceland Health, Inc.

During the year ended June 30, 2007, cash provided by financing activities was $1.1 million. The proceeds from the exercise of stock options and warrants provided cash of $1.1 million.

On July 17, 2007, the Company entered into a Loan and Security Agreement dated as of June 30, 2007 with Gerber Finance, Inc. Under the Agreement, the Company may, on a revolving basis, borrow against eligible receivables and eligible inventory under a formula set forth in the Agreement, up to a maximum of $50 million at any time outstanding (see Note 18 Subsequent Events for further discussion). On September 11, 2007, the Company privately placed 17,750 shares of preferred stock and 6,715,218 warrants for aggregate gross proceeds of $17.8 million (see Note 18 Subsequent Events for further details). As a result of these financings, the Company believes that it has enough cash to provide sufficient liquidity at least through June 30, 2008. Long-term liquidity is dependent upon achieving future profitability or raising additional financing.

Future increases in marketing and research and development expenses over the present levels may require additional funds, even though the Series J 8% preferred stock limits our ability to incur indebtedness and to issue additional preferred stock. If necessary, the Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing.

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

•
The Company adopted SFAS No. 123(R), “Share-Based Payment” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including issuance of stock options to employees. SFAS No. 123(R) was effective for the Company beginning with the first quarter of fiscal year 2006. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model.

Contractual Obligations

The Company’s contractual obligations are comprised of an operating lease for its corporate headquarters, a long-term obligation to 6% Series I convertible preferred stockholders and an earn-out payment to the former stockholders of Iceland Health, Inc. as follows:

	Payments due by period
(in thousands)	Total		Less than One Year	1 - 3 Years		3 - 5 Years

Operating lease obligations	$679		$388	$291	$	---
Long-term obligations	$6,094	$	---	$6,094	$	---

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d - 15(e)). Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with the U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has determined that as of June 30, 2007, there were two material weaknesses in our internal control over financial reporting. In light of these material weaknesses management has concluded that, as of June 30, 2007, the Company did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. J. H. Cohn LLP, our independent registered public accounting firm has issued its report on our assessment of our internal control over financial reporting, which appears below.

The material weaknesses as of June 30, 2007 were as follows:

1.	Inadequate independent review. The Company currently does not have an independent reviewer of complex accounting transactions prepared by the Chief Financial Officer.

Management intends to obtain an independent reviewer of its complex accounting transactions.

2.
Financial statement preparation errors. During the drafting of the Company’s Form 10-K report it was noted there were errors in the financial statements, particularly in the areas of option accounting and accounting for income taxes. Further, tardiness in the preparation of management’s projections of operations for impairment testing hindered its ability to file its Form 10-K report on a timely basis.

The Company intends to obtain an independent reviewer to ensure that errors in the financial statements are eliminated. The Company has implemented processes and controls including Audit Committee review of its impairment projections to ensure timely preparation of the Company’s Form 10-K report.

Except for the matters described above and the remediation of past material weaknesses described below, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act), that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

The Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Nutrition 21, Inc. did not maintain effective internal control over financial reporting as of June 30, 2007, because of the effects of the material weaknesses indentified, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nutrition 21, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Nutrition 21, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, such in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. The Company’s independent financial review and knowledge of complex accounting areas (stock options; income taxes; projections for impairment analysis) are inadequate. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated September 25, 2007 on those financial statements.

In our opinion, management's assessment that Nutrition 21, Inc. did not maintain effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above or the achievement of the objectives of the internal control criteria Nutrition 21 Inc. has not maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated balance sheet and related statements of operations, stockholders' equity and cash flows of Nutrition 21, Inc. and our report dated September 25, 2007 expressed an unqualified opinion on those statements.

/s/ J.H. Cohn LLP

Roseland, New Jersey September 25, 2007

Changes in Internal Controls

There have been changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as discussed below.

Remediation of Past Material Weaknesses in Internal Controls Over Financial Reporting

In connection with the filing of our quarterly report on Form 10-Q, for the fiscal quarter ended September 30, 2006 under the direction of our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures and concluded that as of September 30, 2006, the following material weakness in internal control over financial reporting existed:

•
The acquisition of Iceland Health, Inc., a privately-held company, in fiscal 2007 resulted in material weaknesses related to (i) various deficiencies in the internal control over information technology, (ii) lack of segregation of duties, (iii) extensive use of outside service providers that do not provide a Type II SAS 70 report on their internal control and (iv) inadequate accounting and reporting from the accounting staff of Iceland Health, Inc.

Management discussed these material weaknesses with the audit committee. As of June 30, 2007, we had taken the following measures to remediate the above material weaknesses in our internal control over financial reporting that existed as of September 30, 2006. The remedial actions included:

•	Addition of accounting staff reporting to Chief Financial Officer
•	Shifting information technology functions to Nutrition 21, Inc.
•	Requiring outside service providers to provide a Type II SAS 70 report.

We believe that the material weaknesses referenced above in this section have been remediated as of June 30, 2007.

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

The Company has a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial and accounting officer, and controller. The text of the Company’s code of ethics is posted on its website at www.nutrition21.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors in accordance with applicable NASDAQ and SEC requirements.

Item 11.    Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2006 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

Item 14.    Principal Accountant Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2007 fiscal year.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements on page F-1 and are filed as part of this annual report.

2. Financial Statements

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

NUTRITION 21, INC.

By: /s/ Paul Intlekofer Paul Intlekofer, President and Chief Executive Officer

Dated: September 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below, as of September 28, 2007, by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Paul Intlekofer Paul Intlekofer, President and Chief Executive Officer

/s/ John H. Gutfreund, John H. Gutfreund, Chairman of the Board

/s/ P. George Benson P. George Benson, Director

/s/ John L. Cassis John L. Cassis, Director

/s/ Warren D. Cooper Warren D. Cooper Director

/s/ Audrey T Cross Audrey T. Cross, Director

/s/ Marvin Moser Marvin Moser, Director

/s/ Alan J. Kirschbaum Chief Financial Officer, Vice President Finance and Treasury (Principal Financial Officer and Principal Accounting Officer)

EXHIBITS
3.01	Certificate of Incorporation (1)

3.01a	Certificate of Amendment to the Certificate of Incorporation (2)

3.01b	Certificate of Amendment to the Certificate of Incorporation (3)

3.01c	Certificate of Amendment to the Certificate of Incorporation (11)

3.01d	Certificate of Amendment to the Certificate of Incorporation (11)

3.01e	Certificate of Amendment to the Certificate of Incorporation (12)

3.01f	Form of Certificate of Amendment of Series I 6% Convertible Preferred Stock, designated as Exhibit 4.2 in the related Form 8-K (24)

4.1	Form of Securities Purchase Agreement dated March 31, 2005 between Nutrition 21, Inc. and various investors, designated as Exhibit 4.1 in the related Form 8-K (24)

4.2	Form of Registration Rights Agreement, designated as Exhibit 4.3 in the related Form 8-K (24)

4.3	Form of Common Stock Purchase Warrant, designated as Exhibit 4.4 in the related Form 8-K (24)

4.4	Letter Agreement dated March 9, 2005 with Bristol Investment Group, Inc., designated as Exhibit 4.5 in the related Form 8-K (24)

4.5
Form of Common Stock and Warrant Purchase Agreement May 19, 2006 by and among Nutrition 21, Inc. and investors signing on the signatory pages thereto, designated as Exhibit 4.1 in the related Form 8-K (26)

4.6	Form of Registration Rights Agreement by and among Nutrition 21, Inc. and investors signing on the signatory pages thereto, designated as Exhibit 4.2 in the related Form 8-K (26)

4.7	Form of Warrant issued to investors other than to CD Investment Partners, Ltd., designated as Exhibit 4.3 in the related Form 8-K (26)

4.8	Form of Common Stock and Warrant Purchase Agreement by and between Nutrition 21, Inc. and CD Investment Partners, Ltd., designated as Exhibit 4.4 in the related Form 8-K (26)

4.9	Form of Registration Rights Agreement entered into by and between Nutrition 21, Inc. and CD Investment Partners, Ltd., designated as Exhibit 4.5 in the related Form 8-K (26)

4.10	Form of Warrant issued to CD Investment Partners, Ltd., designated as Exhibit 4.6 in the related Form 8-K (26)

4.11	Form of Letter Agreement by and among Nutrition 21, Inc., C.E. Unterberg, Towbin, LLC and Dresdner Kleinwort Wasserstein Securities LLC, designated as Exhibit 4.7 in the related Form 8-K (26)

4.12	Form of Warrant issued to each of C.E. Unterberg, Towbin, LLC and Dresdner Kleinwort Wasserstein Securities LLC, designated as Exhibit 4.8 in the related Form 8-K (26)

10.01	Form of Incentive Stock Option Plan (8)

10.02	Form of Non-qualified Stock Option Plan (8)

10.02a	Form of 1989 Stock Option Plan (1)

10.02b	Form of 1991 Stock Option Plan (1)

10.02c	Form of 1998 Stock Option Plan (15)

10.24	Exclusive Option and Collaborative Research Agreement dated July 1, 1988 between the Company and the University of Maryland (4)

10.25	Lease dated as of February 7, 1995, between the Company and Keren Limited Partnership (7)

10.26	License Agreement dated as of December 12, 1996 between Licensee Applied Microbiology, Inc. and Licensor Aplin & Barrett Limited. (9)

10.27	License Agreement dated as of December 12, 1996 between Licensee Aplin & Barrett Limited and Licensor Applied Microbiology, Inc. (9)

10.28	Supply Agreement dated as of December 12, 1996 between Aplin & Barrett Limited and Applied Microbiology, Inc. (9)

10.29	Stock and Partnership Interest Purchase Agreement dated as of August 11, 1997, for the purchase of Nutrition 21. (10)

10.30	Sublease dated as of September 18, 1998, between the Company and Abitibi Consolidated Sales Corporation (12)

10.31	Strategic Alliance Agreement dated as of August 13, 1999 between AMBI Inc. and QVC, Inc. (15)*

10.32	Asset Purchase Agreement made as of December 30, 1999, by and between ImmuCell Corporation and AMBI Inc. (16)

10.33	License Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.34	License and Sublicense Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.35	Amended and Restated By-laws, and Rights Agreement adopted September 12, 2002 (20)

10.36	Amendment No. 1 to the Amended and Restated By-laws (27)

10.37	Nutrition 21, Inc. 2001 Stock Option Plan. (21)

10.38	Nutrition 21, Inc. 2002 Inducement Stock Option Plan. (21)

10.39	Nutrition 21, Inc. Change of Control Policy adopted September 12, 2002. (21)

10.40	Nutrition 21, Inc. 2005 Stock Plan (23)

10.41	Agreement and General Release and Waiver entered into as of November 30, 2005 between Nutrition 21, Inc. and Gail Montgomery (25)

10.42	Loan and Security Agreement between Gerber Finance, Inc. as Lender and Nutrition 21, LLC and Iceland Health, LLC as Co-Borrowers (28)

10.43	Nutrition 21, Inc. Guarantee (28)

10.44	Nutrition 21, LLC Guarantee (28)

10.45	Iceland Health, LLC Guarantee (28)

23.1	Consent of J.H. Cohn LLP (29)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (29)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (29)

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)

32.2	Certification of Chief financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)
______________________________________
(1)	Incorporated by reference to the Company's Report on Form 10-K for 1991.

(2)	Incorporated by reference to the Company's Report on Form 8-K dated September 4, 1992.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated August 8, 1996, file No. 333-09801.

(4)	Incorporated by reference to the Company's Report on Form 10-K for 1988.

(5)	Incorporated by reference to the Company's Report on Form 10-K for the fiscal period January 31, 1992 through August 31, 1992.

(6)	Incorporated by reference to the Company's Report on Form 10-K for 1994.

(7)	Incorporated by reference to the Company's Report on Form 10-K for 1995.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 originally filed April 15, 1986, file No. 33-4822.

(9)	Incorporated by reference to the Company's Report on Form 8-K dated December 27, 1996.

(10)	Incorporated by reference to the Company's Report on Form 8-K dated August 25, 1997.

(11)	Incorporated by reference to the Company's Report on Form 10-K/A2 for 1997.

(12)	Incorporated by reference to the Company's Report on Form 10-K/A for 1998.

(13)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30. 1998.

(14)	Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1999.

(15)	Incorporated by reference to the Company's Report on Form 10-K for 1999.

(16)	Incorporated by reference to ImmuCell Corporation’s Report on Form 8-K dated January 13, 2000.

(17)	Incorporated by reference to the Company's Report on Form 10-K for 2000.

(18)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31. 2000.

(19)	Incorporated by reference to the Company’s Report on Form 10-K for 2001.

(20)	Incorporated by reference to the Company’s Report on Form 8-K dated September 18, 2002.

(21)	Incorporated by reference to the Company’s Report on Form 10-K for 2002.

(22)	Incorporated by reference to the Company’s Report on Form 10-K/A for 2003.

(23)	Incorporated by reference to the Company’s Report on Form 8-K for 2005.

(24)	Incorporated by reference to the Company’s Report on Form 8-K dated April 4, 2005.

(25)	Incorporated by reference to the Company’s Report on Form 8-K dated December 15, 2005.

(26)	Incorporated by reference to the Company’s Report on Form 8-K dated May 23, 2006.

(27)	Incorporated by reference to the Company’s Report on Form 8-K dated April 30, 2007.

(28)	Incorporated by reference to the Company’s Report on form 8-K dated July 31, 2007.

(29)	Filed herewith.

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

JUNE 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheets of Nutrition 21, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2007. Our audits also included the 2007, 2006 and 2005 consolidated financial statement schedule listed in the Index in Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. and subsidiaries as of June 30, 2007 and 2006, and their consolidated results of operations and cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring organization of the Treadway Commission (COSO) and our report dated September 25, 2007, expressed an unqualified opinion on management’s assessment of the internal control over financial reporting and an adverse opinion on the effectiveness of the internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

/s/ J.H. Cohn LLP
Roseland, New Jersey
September 25, 2007

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,417	$2,414
Short-term investments	1,000	11,500
Accounts receivable (less allowance for doubtful accounts and returns of $827 and $9 at June 30, 2007 and 2006, respectively)	1,918	2,600

Other receivables	344	205
Inventories	3,945	963
Prepaid expenses and other current assets	1,369	392
Total current assets	10,993	18,074
Property and equipment, net	64	116
Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $23,387 and $19,511 at June 30, 2007 and 2006, respectively)	3,271	5,375

Goodwill	14,715	---
Other intangibles with indefinite lives	5,379	---

Other assets	272	291

TOTAL ASSETS	$34,694	$23,856

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2007	June 30, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Current liabilities:

Accounts payable	$7,085	$2,282
Accrued expenses	1,411	914
Deferred income	2,929	1,710
Total current liabilities	11,425	4,906

Long term debt	2,342	—

Deferred income taxes	2,152	—

6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594 and $6,586 at June 30, 2007 and 2006, respectively)	2,838	4,410

Total liabilities	18,757	9,316
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares; 100,000 shares designated as Series H, none issued and outstanding; 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 3,594 and 6,586 shares outstanding at June 30, 2007 and 2006, respectively	—	—

Common stock, $0.005 par value, authorized 100,000,000 shares; 60,946,443 and 48,783,220 shares issued and outstanding at June 30, 2007 and 2006, respectively	301	243
Additional paid-in capital	107,069	86,582
Accumulated deficit	(91,433)	(72,285)
Total stockholders’ equity	15,937	14,540
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,694	$23,856

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	YEAR ENDED JUNE 30,
	2007	2006	2005

Net sales	$41,623	$10,298	$9,462
Other revenues	526	366	1,249

TOTAL REVENUES	42,149	10,664	10,711

COSTS AND EXPENSES

Cost of revenues	13,599	2,722	2,469
Selling, general and administrative expenses	40,813	11,848	9,885
Research and development expenses	1,241	1,546	2,696
Depreciation and amortization expenses	3,257	2,235	2,280
Impairment charge for intangible assets	678	—	—

TOTAL COSTS AND EXPENSES	59,588	18,351	17,330

OPERATING LOSS	(17,439)	(7,687)	(6,619)

Interest income	440	303	91
Interest expense	2,135	2,921	497

LOSS BEFORE INCOME TAXES	(19,134)	(10,305)	(7,025)

Income taxes	14	12	19

NET LOSS	$(19,148)	$(10,317)	$(7,044)

Basic and diluted loss per common share	$(0.33)	$(0.26)	$(0.19)

Weighted average number of common
shares - basic and diluted	57,462,944	40,262,851	38,041,426

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

			Additional	Accumulated
	Common Stock		Paid-In Capital	Deficit	Total
	Shares	$	$	$	$
Balance at June 30, 2004	37,991,988	190	67,367	(54,924)	12,633

Exercise of stock options and warrants	103,732	—	50	—	50
Issuance of common stock for deferred compensation	60,975	—	25	—	25
Issuance of warrants and beneficial conversion features related to 6% Series I convertible preferred stock	—	—	4,698	—	4,698
Charge for stock appreciation rights	—	—	23	—	23
Issuance of warrants for services	—	—	42	—	42
Net loss for the year	—	—	—	(7,044)	(7,044)

Balance at June 30, 2005	38,156,695	190	72,205	(61,968)	10,427

Charge for stock appreciation rights	75,582	—	97	—	97
Conversion of 3,014 shares of Series I convertible preferred stock to shares of common stock	2,316,326	10	2,478	—	2,488
Issuance of common stock for dividends on Series I preferred stock	705,875	3	525	—	528
Stock based compensation expense	—	—	315	—	315
Private placement of common stock	5,555,557	28	9,297	—	9,325
Exercise of stock options and warrants	1,973,185	12	1,665	—	1,677
Net loss for the year	—	—	—	(10,317)	(10,317)

Balance at June 30, 2006	48,783,220	243	86,582	(72,285)	14,540
Conversion of 2,992 shares of Series I convertible preferred stock to shares of common stock	2,386,915	12	2,980	—	2,992
Issuance of common stock for dividends on Series I preferred stock	196,249	1	321	—	322
Stock based compensation expense	—	—	615	—	615
Exercise of stock options and warrants	1,079,309	5	1,139	—	1,144
Issuance of common stock for the purchase of Iceland Health, Inc.	8,000,000	40	15,432	—	15,472
Issuance of restricted shares, net of forfeitures	500,750	—	—	—	—
Net loss for the year				(19,148)	(19,148)

Balance at June 30, 2007	60,946,443	$301	$107,069	$(91,433)	$15,937

See accompanying notes to consolidated financial statement

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED JUNE 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(19,148)	$(10,317)	$(7,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	59	169	181
Amortization of intangibles	3,198	2,066	2,099
Accretion of preferred stock and amortization of deferred financing costs	1,609	2,360	376
Non-cash interest expense and accretion on note payable to Iceland Health	165	—	—
Series I convertible preferred stock dividend charged as interest expense	322	528	—
Issuance of warrants for services	—	—	42
Charge for stock appreciation rights	—	97	23
Stock-based compensation expense	615	315	—
Increase to provision for doubtful accounts	300	—	—
Impairment charge for intangible assets	678	—	—
Changes in operating assets and liabilities net of effects from acquisition of Iceland Health, Inc.;
Accounts receivable	402	(1,821)	563 563
Other receivables	(140)	74	(23)
Inventories	(2,515)	(381)	582
Prepaid expenses and other current assets	(716)	(2)	(169)
Other assets	—	—	186
Accounts payable and accrued expenses	3,664	923	236
Deferred income	1,220	—	—
Net cash used in operating activities	(10,287)	(5,989)	(2,948)

Cash flows from investing activities:
Contingent payments for acquisitions	(223)	(176)	(176)
Purchases of property and equipment	(7)	(36)	(116)
Payments for patents and trademarks	(252)	(198)	(233)
Redemption of investments available for sale	15,500	—	—
Purchase of investments available for sale	(5,000)	(3,500)	(6,000)
Decrease (Increase) in restricted cash	—	1,225	(1,225)
Cash portion of Iceland Health, Inc. purchase price net of cash acquired	(872)	—	—
Net cash provided by (used in) investing activities	9,146	(2,685)	(7,750)

Cash flows from financing activities:
Proceeds from stock option and warrant exercises	1,144	1,172	50
Net proceeds from private placements of common stock, net of issuance costs	—	9,325	—
Proceeds from private placement of Series I convertible preferred stock, net of issuance costs			9,159
issuance costs	—	—	9,159
Additional issuance costs related to Series I convertible preferred stock	—	(84)	—
Net cash provided by financing activities	1,144	10,413	9,209

Net increase (decrease) in cash and cash equivalents	3	1,739	(1,489)
Cash and cash equivalents at beginning of year	2,414	675	2,164
Cash and cash equivalents at end of year	$2,417	$2,414	$675

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Nature of Operations

Nutrition 21, Inc. (“Nutrition 21”, or together with its subsidiaries, the “Company”) is a nutritional bioscience company and the supplier of chromium picolinate-based, selenium and omega-3 fish oil-based supplements. The Company markets Chromax® chromium picolinate. Another chromium picolinate-based supplement developed and marketed by Nutrition 21 is Diachrome®, a proprietary, non-prescription, insulin sensitizer for people with type 2 diabetes. It is sold in select drug retailers nationwide. As a result of the acquisition of Iceland Health (“IH”) in August 2006, the Company is the exclusive importer of Icelandic fish oils, including omega-3 fatty acids sold under the Iceland Health® brand. The Company’s operations related to the licensing of pharmaceutical products have become immaterial. Accordingly, the Company operates in two business segments; ingredients group and branded products group.

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

d)	Cash Equivalents and Short-Term Investments

The Company considers all interest-earning liquid investments with a maturity of less than three months when acquired to be cash equivalents. Investments in marketable securities with maturities beyond three months are classified as current assets because of their highly liquid nature. All short-term investments are classified as available for sale and are recorded at market value. Realized gains and losses are determined using the specific identification method. Unrealized gains and losses would be reflected in Accumulated Other Comprehensive Income, if material. Cash equivalents included in the accompanying financial statements include money market accounts, bank overnight investments and commercial paper.

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

Sales revenue, net of allowances, is recognized when title transfers, upon delivery at the customer site. There are no customer acceptance provisions to be met before the recognition of any product revenue. Revenue is recognized only where collectibility of accounts receivable is reasonably assured. Other revenues are comprised primarily of license and royalty fees recognized as earned in accordance with agreements entered into by the Company when there is no further involvement required by the Company. The Company accrues for related product returns based on historical activity.

When customers have a guaranteed right to return products, the Company defers revenue recognition until its customers sell the product to the end user. Upon shipment by the Company, amounts billed to customers with a guaranteed right to return products are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the product is sold to the end user.

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

k)	Accounting For Warrants Issued With Convertible Debt

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

l)	Impairment of Amortizable Long-Lived Assets

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

m)	Goodwill and Other Intangibles with Indefinite Lives

Goodwill consists principally of the excess of cost over the fair value of net assets acquired. Other intangibles with indefinite lives are the registered tradenames acquired with the acquisition of Iceland Health, Inc. Such assets are not amortized. Instead they are tested periodically for impairment.

The Company tests for impairment as defined in SFAS No. 142, “Goodwill and Other Intangible Assets (the “Assets”).” This test is a two-step process. The first step of the impairment test, used to identify potential impairment, which compares the fair value of the assets with their carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the Assets are not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss, if any. The second step compares the implied fair value of the assets with the carrying amount of the assets. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the assets over the implied fair value of the assets.

n)	Advertising costs

Advertising costs are expensed as incurred. The amount charged to expense during fiscal years 2007, 2006 and 2005 was $21.3 million, $1.0 million and $1.4 million, respectively.

Note 2	STOCK-BASED COMPENSATION

Since July 1, 2005, share-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”) “Share Based Payments” on July 1, 2005, the first day of the Company’s fiscal year using modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding on the effective date are being recognized over the remaining service period using the compensation cost as of the grant date originally calculated for pro forma disclosure purposes under FAS Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). The Company has used the Black-Scholes option pricing model to calculate the fair value of stock options.

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

As of June 30, 2007, the Company has adopted seven stock option plans, which permit the grant of share options and shares to its employees for up to 16.2 million shares of common stock. The Company believes that such awards better align the interests of the employees with those of its shockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest ratably over several years from the date of grant and expire ten years from the date of vesting. Approximately 6.2 million options remain available for grant under these plans at June 30, 2007.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2	STOCK-BASED COMPENSATION (continued)

Pro-Forma Information under FAS 123 prior to Fiscal 2006

For purposes of pro-forma disclosures under FAS 123 for the year ended June 30, 2005, the estimated fair value of the share based awards was assumed to be amortized over their vesting periods. The pro-forma effects of recognizing estimated compensations expense under the fair value method or net loss and loss per common share for fiscal year 2005 were as follows:

Year Ended
June 30, 2005
Net loss as reported	$(7,044)
Deducts: Total stock-based employee compensation expense determined under fair value-based method for all awards	(263)
Pro-forma net loss	$(7,307)

Loss per common share:
Basic and diluted - as reported	$(0.19)
Basic and diluted - pro-forma	$(0.19)

Share-Based Compensation Information under FAS 123R

The assumptions used in the Company’s Black-Scholes option pricing model related to stock option grants during the year ended June 30, 2007, were expected option lives of 3.0 - 4.5 years volatility factor of 95.5% and risk-free interest rate of 5.1%. The Company has not paid nor does it contemplate paying a dividend in the near future. As such a 0% dividend yield was used. The pre-vesting forfeiture rate in the years of expected lives are based on the Company’s historical option pre-vesting cancellation and employee exercise information, respectively.

The weighted average assumptions used in the Company’s Black-Scholes option pricing model related to stock option grants during the years ended June 30, 2007, 2006 and 2005 were as follows:

	June 30,
	2007	2006	2005
Expected option lives	3.0 - 4.5 years	3.0 - 4.5 years	3.0 - 3.5 years
Volatility	95.5%	101.6%	97.5%
Risk-free interest rate	5.1%	4.5%	4.5%
Dividend yield	0%	0%	0%
Forfeiture rate	5%	5%	N/A

As share-based compensation expense recognized in the consolidated statement of operations for the years ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 5%, based on historical experience.

The Company recorded $0.6 million and $0.3 million in share-based compensation expense in the years ended June 30, 2007 and 2006, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses.

The following is a summary of option activity for the year ended June 30, 2007. During the year ended June 30, 2007, the Company granted 665,000 stock options with an exercise price equal to the market price at the date of grant with a fair value of $1.0 million based on the market price at the date of grant.

OPTIONS	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	4,630	$0.92
Granted	665	$1.56
Exercised	(832)	$1.08
Forfeited or expired	(351)	$1.85
Outstanding at June 30, 2007	4,112	$0.91	6.1	$3,048
Exercisable at June 30, 2007	3,251	$0.82	6.1	$2,705

The weighted-average grant-date fair value of options granted during the fiscal years 2007, 2006 and 2005 was $1.56, $0.80 and $0.84 per share, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $0.6 million, $0.7 million and $58 thousand, respectively.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 2	STOCK-BASED COMPENSATION (continued)

A summary of the status of the Company’s nonvested options as of June 30, 2007 and changes during the year ended June 30, 2007 is presented below:

NONVESTED OPTIONS	Options	Wtd-Avg Grant-Date Fair Value

Nonvested at July 1, 2006	842,085	$0.64
Granted	505,250	1.57
Vested	(376,553)	0.76
Forfeited	(109,144)	0.76
Nonvested at June 30, 2007	861,638	$0.79
At June 30, 2007, there was $0.7 million of unrecognized compensation costs related to non-vested awards. The costs are expected to be recognized over a weighted average period of 3 years.

The total fair value of shares vested during the years ended June 30, 2007, 2006 and 2005 was $0.6 million, $0.7 million and $0.6 million, respectively.

The following is a summary of restricted stock activity for the year ended June 30, 2007. During the year ended June 30, 2007, the Company granted 515,000 shares of restricted stock with an exercise price equal to the market price at the date of grant with a market value of $0.8 million.

RESTRICTED STOCK	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	-0-	—
Granted	515	$1.56
Exercised	—	—
Forfeited or expired	(14)	—
Outstanding at June 30, 2007	501	$1.57	3.0	$22
Exercisable at June 30, 2007	—	—	—	—

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3	SHORT-TERM INVESTMENTS

	June 30,
Short-term investments are comprised as follows(in thousands):	2007	2006
Available for sale:
3.87% corporate bond, maturing 12/15/06	—	1,000
Auction rate securities(1)	1,000	10,500
TOTAL	$1,000	$11,500

(1)
Included in investments in available-for-sale securities at June 30, 2007 and 2006 are investments in auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty and, accordingly, they are carried at cost which approximates fair value, and classified as current assets. All income generated from these investments is recorded as interest income.

Note 4	FINANCIAL INSTRUMENTS AND MAJOR CUSTOMERS

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate carrying amounts due to the short maturities of these instruments.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as the Company performs on-going credit evaluations of its customers. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations. Management does not believe that significant credit risk exists at June 30, 2007.

The Company sells its products to customers in the Americas. The Company performs ongoing credit evaluations of its customer’s financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for credit losses based on past write-offs, collections and current credit evaluations and, through June 30, 2007, such losses have been within management’s expectations.

In fiscal years 2007 and 2006, two customers accounted for approximately 14% and 30% of total revenues, respectively. For fiscal year 2005, one customer accounted for approximately 34% of total revenues. In addition, two customers accounted for 51% of accounts receivable, net at June 30, 2007 and 50% of accounts receivable, net at June 30 2006.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5	PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net, at June 30, 2007 and 2006 are as follows (in thousands):

	2007	2006

Furniture and fixtures	$499	$498
Machinery and equipment	135	135
Office equipment and leasehold improvements	543	543
Computer equipment	836	830
	2,014	2,006
Less: accumulated depreciation and amortization	(1,949)	(1,890)
Property and equipment, net	$64	$116

Note 6	PATENTS, TRADEMARKS AND OTHER AMORTIZABLE INTANGIBLES, NET

During fiscal years 2007, 2006 and 2005, changes in intangible assets relate to the investment of $0.2 million, in each of the respective years, in existing patents, which will be amortized over the remaining life of the patents. No significant residual value is estimated for these intangible assets. Intangible asset amortization expense was $3.2 million for fiscal year 2007, $2.1 million for fiscal year 2006 and $2.1 million for fiscal year 2005. The components of intangible assets are as follows (in thousands):

	June 30,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and licenses	$9,169	$(9,165)	$8,871	$(8,544)
Trademarks, trade names and other amortizable intangible assets	17,489	(14,222)	16,015	(10,967)
	$26,658	$(23,387)	$24,886	$(19,511)

Amortization expense for the net carrying amount of intangible assets at June 30, 2007 is estimated to be approximately $1.1 million in fiscal years 2008, 2009 and 2010, respectively.

The Company periodically evaluates the recoverability and the amortization period of its intangible assets. Some factors the Company considers important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner or use of the assets or the strategy for the overall business. When the Company evaluated these factors, it was determined that a non-cash $0.7 million impairment charge of intangibles was warranted in fiscal year 2007.

Note 7	ACCRUED EXPENSES

The following items are included in accrued expenses at June 30, 2007 and 2006 (in thousands):

	2007	2006
Consulting and professional fees payable	$203	$397
Accrued compensation and related expense	99	57
Accrued expenses related to branded products	855	222
Other accrued expenses	254	238
	$1,411	$914

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8	SERIES I CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

On March 31, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) under which the Company sold to private investors 9,600 shares of 6% Series I Convertible Preferred Stock and warrants to purchase 2,948,662 shares of Common Stock for gross proceeds of $9.6 million. During fiscal years 2007 and 2006, 184,292 and 61,430 warrants, respectively, were exercised for cash. At June 30, 2007, 2,702,940 of these warrants remain outstanding. Each share of Preferred Stock has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the option of the holders at $1.2535 per share, subject to anti-dilution provisions. Subject to certain conditions, the Company can force conversion of the Preferred Stock if the volume weighted average price of the common stock is at least $3.76 for 20 consecutive trading days. The Preferred Stock pays cumulative dividends at the annual rate of 6%. Dividends are payable in cash or common stock at the sole election of the Company. Dividends shall be valued at 90% of the average of the 20 VWAPs (daily volume weighted average price). The Company must redeem the Preferred Stock at the original issue price plus accrued dividends on March 31, 2009 and, accordingly, the carrying values of the preferred stock is included in noncurrent liabilities in the consolidated balance sheets. The Agreement also provides for early redemption of the Preferred Stock on the occurrence of certain default events. The Warrants are exercisable commencing October 1, 2005 and ending on March 31, 2010 at $1.3104 per share subject to anti-dilution provisions and other limitations. The Warrants may be exercised on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that has a then market value equal to the exercise price) after March 31, 2006 so long as no registration statement is in effect with respect to the sale of shares issuable upon exercise.

The Company, based on relative fair value, initially recorded additional paid-in capital of $4.6 million relating to a beneficial conversion feature of the preferred stock and the fair value of the warrants with the remaining $5.0 million of the proceeds recorded as a long-term liability. As a result, dividends on the preferred stock are charged as interest expense. Related issuance costs of $0.5 million, classified as other assets on the consolidated balance sheets, are amortized to interest expense over the term of the preferred stock. In addition, debt discount is being accreted based on the redemption price and charged to interest expense over the term of the preferred stock. In fiscal year 2007 and 2006, $1.6 million and $2.3 million, respectively, was charged to interest expense for accretion.

Note 9:	STOCKHOLDERS’ EQUITY

On May 19, 2006, the Company completed separate private placements of 5,555,557 shares of common stock at $1.80 per share for aggregate gross proceeds of $10.0 million. The Company also issued to the investors 2,222,222 five year warrants that are exercisable at $2.20 per share. At June 30, 2007, all of these warrants remain outstanding.

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9:	STOCKHOLDERS’ EQUITY (continued)

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

Warrants Issued for Services

In addition to the warrants issued to the private investors, the Company, from time to time, has issued warrants to purchase Common Stock to non-employees for services rendered. Warrants are granted to purchase the Company’s Common Stock with exercise prices set at fair market value on the date of grant. The terms of the warrants vary depending on the circumstances, but generally expire in three to five years. The Company had outstanding warrants issued to non-employees for services as follows:

WARRANTS	Number	Wtd-Avg Exercise Price	Wtd-Avg Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2006	419,833	$1.18
Granted	-0-	—
Exercised	(70,000)	1.00
Forfeited or expired	(180,000)	1.29
Outstanding at June 30, 2007	169,833	$1.78	3.3	$—
Exercisable at June 30, 2007	169,833	$1.78	3.3	$—

The weighted-average grant-date fair value of warrants granted during the fiscal years 2006 and 2005 was $0.75 and $0.20, respectively. The total intrinsic value of warrants exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $60 thousand, $0.9 million and $0 thousand, respectively.

The warrants expire between 2007 and 2010.

The Company recorded compensation expense associated with the issuance of warrants to non-employees for services rendered of $14 thousand and $42 thousand during fiscal years 2006 and 2005, respectively.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10	LOSS PER COMMON SHARE

Diluted loss per share for the fiscal years ended June 30, 2007, 2006 and 2005, does not reflect the total of any of the incremental shares related to the assumed conversion or exercise of preferred stock, stock options and warrants (10,822,510, 12,695,989 and 12,351,813 shares, respectively) as the effect of such inclusion would be anti-dilutive.

Note 11	BENEFIT PLANS

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

During fiscal years 2007, 2006, and 2005, the Company made contributions to the Pension Plan of $0.2 in each of the respective years. The Company is obligated to make a final payment of $0.2 million in fiscal year 2008.

In addition, the Company also maintains a 401(k) defined contribution plan. Contributions to the plan for the fiscal years 2007, 2006 and 2005 were $0.1 million each year.

Note 12	INCOME TAXES

The provisions for income taxes for the fiscal years ended June 30, 2007, 2006 and 2005 consist of the following (in thousands):

	2007	2006	2005
Current state taxes	$14	$12	$19
Deferred	—	—	—
	$14	$12	$19

Income taxes attributed to the pre-tax loss differed from the amounts computed by applying the US federal statutory tax rate to the pre-tax loss as a result of the following (in thousands):

	2007	2006	2005
Income tax (benefit) at U.S. statutory rate	$(6,506)	$(3,475)	$(3,379)
Increase/ (reduction) in income taxes resulting from:
Change in valuation allowance	5,292	2,132	3,366
True up of deferred tax asset	1,669	—	—
Non deductible interest and dividends	729	1,311	—
State taxes, net of federal	(1,139)	8	19
Other items	(36)	36	13
Total income tax	$14	$12	$19

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12	INCOME TAXES (continued)

The tax effects of temporary differences that give rise to deferred taxes and deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006 are presented below (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$15,298	$10,671
Accrued expenses	158	93
Allowance for doubtful accounts	331	–
Inventory reserve	77	21
Intangible and fixed assets	5,039	4,826
Other	3	3
Total gross deferred tax assets	20,906	15,614
Less valuation allowance	(20,906)	(15,614)
Net deferred tax assets	$–	$–
Deferred tax liability:
Tradenames	(2,152)	–

At June 30, 2007, the Company has available, for federal and state income tax purposes, net operating loss carry forwards of approximately $38.2 million expiring through 2027. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate uitilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

Note 13	COMMITMENTS AND CONTINGENCIES

The Company and the Federal Trade Commission (“FTC”) are discussing whether the Company should have any liability for weight loss advertising claims that were made on QVC, Inc. for the Company’s Lite Bites® products. On March 24, 2004, the FTC sued QVC in the U.S. District Court for the Eastern District of Pennsylvania for these claims and for claims made on QVC for other products. QVC has in the same lawsuit filed on April 14, 2004, Third-Party Complaints for damages against six parties including the Company (“Third-Party Defendants”). The Company, in the same lawsuit, filed on March 4, 2005, a Third-Party Complaint for indemnity against Marvin Segel, its on-air spokesperson for Lite-Bites products. The Company discontinued the Lite Bites product line in fiscal year 2003. Neither the FTC nor QVC has set forth an amount being sought as damages, nor can the Company estimate its liability, if any.

The Company has entered into various research and license agreements with certain universities to supplement the Company's research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon a percentage of product sales.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13	COMMITMENTS AND CONTINGENCIES (continued)

The Company leases certain office space in the United States. The lease expires in the year 2009. Rent expense under this operating lease was approximately $0.4 million in each of fiscal years 2007, 2006, and 2005. Future non-cancelable minimum payments under this lease are as follows (in thousands):

Fiscal Year	Amount

2008	388
2009	291
Total	$679

In connection with the Company’s purchase agreement for Nutrition 21 on August 11, 1997, the Company made cash payments of $0.2 million for each of the fiscal years 2007 and 2006 and $0.2 million for the fiscal year 2005.

Note 14	ACQUISITION OF ICELAND HEALTH, INC.

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

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. (“IH”). The Company delivered or paid to the former stockholders 8.0 million shares of the Company’s common stock with a fair value of $15.5 million; $1.0 million in cash; and $2.5 million in 5% notes that are due on August 25, 2009. The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trade- marks and the goodwill with respect to these names and marks. The Company also agreed to pay to the former stockholders up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the closing exceed $10.0 million. Any earn-out payments disbursed in future periods will be recorded as an additional element of the cost of the acquisition, in accordance with accounting principles generally accepted in the United States of America. In fiscal year 2007, $0.4 million was recorded as an additional element of the cost of the acquisition. In September 2007, the Company issued to the former stockholders, in accordance with the acquisition agreement, an additional 1.5 million shares of the Company’s common stock as the volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the first anniversary of the closing was less than $2 per share. The fair value of the shares will be recorded as an additional element of the cost of the acquisition.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14	ACQUISITION OF ICELAND HEALTH, INC. (continued)

Of the $21.4 million of acquired intangible assets, Goodwill, which is not deductible for tax purposes, was $14.7 million, $5.4 million was assigned to registered trademarks, which were determined to have indefinite useful lives. Of the remaining balance of intangible assets acquired, $0.9 million was assigned to customer relationships which are being amortized over a 7.5 month period, and $0.4 million was assigned to non-compete agreements which are being amortized over 3 years.

The shares issued and issuable to the Stockholders at the closing were restricted, but the Company filed a registration statement for these shares within 90 days of the closing, which is now effective and as a result, the shares are no longer restricted.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)
Note 14	ACQUISITION OF ICELAND HEALTH, INC. (continued)

The purchase price allocation has been determined as follows:

Assets purchased:

Net identifiable tangible assets	$181
Other intangibles with indefinite lives	5,379
Customer relationships	924
Non-compete agreements	375
Goodwill	14,715
Deferred tax liability	(2,152)
Purchase Price	$19,422

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and IH for the years ended June 30, 2007 and 2006, as if the acquisition had occurred as of the beginning of each period instead of August 26, 2006, after giving effect to certain adjustments. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and IH been a single entity during this period.

	Consolidated Pro-forma
	Year Ended
	June 30,	June 30,
	2007	2006

Total revenues	$45,920	$37,751

Net loss	$(18,762)	$(8,757)

Basic and diluted loss per common share	$(0.33)	$(0.22)

Note 15	SEGMENT REPORTING

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 15	SEGMENT REPORTING (continued)

The organization structure used by the Company’s chief operating decision maker changed in fiscal 2007 to accommodate the acquisition of IH in August 2006, as well as the increased importance of sales of finished goods to retailers. The Company evaluates the performance of its operating segments based solely on its operating results before income taxes; therefore assets of the Company are not allocated by segment. Unallocated corporate expenses include executive salaries, research and development expenditures, depreciation, amortization, interest expense, net and external professional fees, such as accounting, legal and investor relations costs.

Financial data by segment was as follows (000’s):

	Year Ended
	June 30,	June 30,
	2007	2006
Net sales
Ingredients Group	$7,528	$9,999
Branded Products Group	34,095	299
Sales to external customers	41,623	10,298

Other revenues	526	366

Total Revenues	$42,149	$10,644

Income (loss) before income taxes
Ingredients Group	4,542	6,768
Branded Products Group	(11,057)	(4,896)
Unallocated corporate expenses	(12,619)	(12,177)

Loss before income taxes	$(19,134)	$(10,305)
Unallocated corporate assets	$34,694	$23,856

Substantially all of the Company’s revenues are generated in the United States.

The Company has not presented financial data by segment for the year ended June 30, 2005 as it is not practical to restate fiscal year 2005.

Note 16	SETTLEMENT OF PATENT LAWSUIT

On December 18, 2006, the Company and General Nutrition Corporation (“GNC”) entered into a settlement agreement to settle patent litigation brought by the Company against GNC for infringement of certain U.S. patents owned by the Company. As part of the settlement, GNC acknowledged the validity of the patents. Additionally, the Company received $2.6 million in cash in partial settlement of the lawsuit, which is included in deferred income and is being

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 16	SETTLEMENT OF PATENT LAWSUIT (continued)

recognized ratably over 36 months beginning in December 2006, as well as commitments by GNC to purchase chromium picolinate and products made with chromium picolinate from Nutrition 21.

Note 17	SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended June 30,
	2007	2006	2005
Supplemental disclosure of cash flow information (in thousands)
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	14	12	19
Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payment	83	54	31
Cashless exercise of warrants	—	505	—
Issuance of common stock for deferred compensation	—	—	25
Issuance of warrants to purchase 292,461 shares of common stock for services related to 6% Series I convertible preferred stock	—	—	248
Beneficial conversion feature related to 6% Series I convertible preferred stock	—	—	4,698
Issuance of common stock for conversion of Series I preferred stock	2,992	2,488	—
Issuance of common stock for dividends on Series I preferred stock	322	528	—
Issuance of common stock for purchase of Iceland Health, Inc.	15,472	—	—

Note 18	SUBSEQUENT EVENTS

The Company entered into a Loan and Security Agreement (the “Agreement”) dated as of June 30, 2007 with Gerber Finance Inc. (the “Lender”). Under the Agreement, the Company may on a revolving basis and at Lender’s discretion borrow against eligible receivables and eligible inventory under a formula set forth in the Agreement, up to a maximum of $5.0 million at any time outstanding. Borrowings bear interest at the prime rate plus 3% and are collateralized by a security interest in all the assets of the Company.

On September 10, 2007, the Company privately placed 17,750 shares of preferred stock and 6,715,218 warrants for aggregate gross proceeds of $17.8 million. Each share of preferred stock has a stated value of $1,000 per share and subject to certain conditions is convertible into common stock at the option of the holder at $1.2158 per share. The preferred stock pays cumulative dividends at the annual rate of 8%. Dividends are payable quarterly, in cash, except that in certain circumstances dividends may be paid in shares of common stock valued at 90% of the then 20 consecutive day volume weighted average price.

The Company must, on the fourth anniversary of the closing, redeem the preferred at the stated value per share plus accrued dividends. The warrants are exercisable for five years beginning six months after the closing at $1.2158 per share. Both the preferred stock and the warrants have anti-dilution provisions.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note

Note 19	QUARTERLY FINANCIAL INFORMATION (unaudited)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2007

Revenues	4,684	9,434	16,055	11,976
Gross profit	3,137	6,576	11,265	7,572
Loss before income taxes	(4,109)	(4,676)	(2,192)	(8,157)
Net loss	(4,112)	(4,679)	(2,196)	(8,161)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.08)	$(0.04)	$(0.13)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2006

Revenues	$3,601	$2,099	$2,461	$2,503
Gross profit	3,000	1,448	1,877	1,617
Loss before income taxes	(1,128)	(3,098)	(2,328)	(3,751)
Net loss	(1,138)	(3,103)	(2,330)	(3,746)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.08)	$(0.06)	$(0.09)

Schedule II

NUTRITION 21, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
Accounts	Balance Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance End of Year
($ in thousands)
Year ended June 30, 2007
Allowance for doubtful accounts	9	300	518	—	827
Deferred tax valuation allowance	15,614	5,292			20,906
Allowance for returns and allowances	—	450	—	—	450
Allowance for inventory obsolescence	54	147	—	—	201

Year ended June 30, 2006
Allowance for doubtful accounts	9	—	—	—	9
Deferred tax valuation allowance	13,482	2,132	—	—	15,614
Allowance for returns and allowances	390*	—	—	(390)	—
Allowance for inventory obsolescence	60	62	—	68	54

Year ended June 30, 2005
Allowance for doubtful accounts	10	—	—	(1)	9
Deferred tax valuation allowance	10,116	3,366	—	—	13,482
Allowance for returns and allowances	516	(126)	—	—	390*
Allowance for inventory obsolescence	6	54	—	—	60

*Included in accrued expenses in the consolidated balance sheets in fiscal year 2006 and 2005.