Form 10-K/A
period 2007-06-30
NUTRITION 21 INC
filed 2007-10-19
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

FORM 10-K/A REPORT INDEX

Explanatory Note:

Nutrition 21, Inc. is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, originally filed with the Securities and Exchange Commission on September 28, 2007, for the purpose of amending and supplementing certain information contained in Parts I and II of the Annual Report on Form 10-K, as well as the audited consolidated financial statements and notes thereto.

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

A paper entitled “Effects of Chronic Chromium Picolinate Treatment in Uninephrectomized Rat” was published in Metabolism. This paper concluded that chronic administration of chromium picolinate did not adversely affect renal function. Rather, the treatment improved the ability of the animal to dispose of an acute isotonic saline volume load, suggesting preservation of renal function.

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

A poster presentation entitled “Dietary Chromium Intake and Risk Factors in Moderately Obese Subjects with Type 2 Diabetes Mellitus” was given at a meeting of the Federation of American Societies for Experimental Biology. This presentation showed dietary chromium intakes and its correlation with diabetes risk factors in type 2 diabetes.

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

A poster presentation entitled “Chromium Picolinate And Biotin Combination Improves Coronary Risk Factors” was given at AHA Council on Arteriosclerosis, Thrombosis and Vascular Biology 5th Annual Conference meeting. This presentation reported reductions in coronary risk lipids and lipoprotein levels in people with type 2 diabetes.

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

Item 1A. RISK FACTORS

An investment in the Company involves the following risks, among others:

Financial Performance and Reporting Risks

We have not been profitable for the last six fiscal years. We had net losses of $19.148 million, $10.317 million, $7.044 million, $5.901 million, $10.506 million and $6.011 million for the fiscal years ended on June 30, 2007, 2006, 2005, 2004, 2003 and 2002, respectively. As of June 30, 2007, our accumulated losses aggregated approximately $91.433 million. As a result we have been required periodically to rely on offerings of securities to fund cash shortfalls in our business. We will likely continue to be unprofitable in the future should we fail to increase our revenues significantly.

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

Failure to remediate the material weaknesses in our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price. During the audit of our financial statements for the year ended June 30, 2007, we identified a material weakness in our internal control over financial reporting that is set out in Item 9A of this Report. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or the interim financial statements will not be prevented or detected.

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

Matters Relating to Common Stock

The Company's Common Stock trades on the Nasdaq Capital Market System under the symbol "NXXI”.

The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company intends to retain all earnings, if any, for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the foreseeable future. In addition, if dividends on the Company’s Series I Preferred Stock are unpaid, the Company is precluded from paying dividends on its Common Stock and any other equity securities.

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

Selected Statement of	Year Ended June 30,
Operations Data:	2007(1)	2006	2005	2004	2003(1)
Total Revenues	$42,149	$10,664	$10,711	$10,232	$10,615
Operating Loss	(17,439)	(7,687)	(6,619)	(5,854)	(11,081)
Loss Before Income Taxes (Benefit)	(19,134)	(10,305)	(7,025)	(5,833)	(11,050)
Income Taxes Provision (Benefit)	14	12	19	68	(544)
Net Loss	(19,148)	(10,317)	(7,044)	(5,901)	(10,506)
Diluted Loss per Common Share	(0.33)	(0.26)	(0.19)	(0.16)	(0.32)

	At June 30,
Selected Balance Sheet Data:	2007	2006	2005	2004	2003
Total Assets	34,694	23,856	19,680	16,367	18,920
Long-term Debt	2,342	—	—	—	—
Mandatorily Redeemable Preferred Stock	2,838	4,410	5,324	—	—
Stockholders' Equity	15,937	14,540	10,427	12,633	15,436

(1)	Consolidated Statements of Operations include a $ 0.7 million and $4.4 million, repectively, non-cash charge for the impairment of intangibles.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

* Based upon percent of net sales

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

Net product sales for the Branded Products Group were $34.1 million for the fiscal year 2007 compared to $0.3 million in the same period last year. Sales through the direct response channel, which all occurred in fiscal year 2007 due to the acquisition of Iceland Health, Inc. in August 2006, were $25.9 million. The net product sales to retailers were $8.2 million in fiscal 2007 compared to $0.3 million in fiscal year 2006. Net product sales of branded products continued to improve due primarily to continued customer awareness and expanded distribution.

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

Contractual Obligations

The Company’s contractual obligations are comprised of an operating lease for its corporate headquarters, a long-term obligation to 6% Series I convertible preferred stockholders and an earn-out payment to the former stockholders of Iceland Health, Inc. as follows:

	Payments due by period
		Less than	1 – 3	3 – 5
(in thousands)	Total	One Year	Years	Years
Operating lease obligations	$679	$388	$291	$—
Long-term obligations	$6,094	$—	$6,094	$—

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d - 15(e)). Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Based on this evaluation, management has determined that as of June 30, 2007, there was a material weakness in our internal control over financial reporting in that the Company’s independent review and knowledge of complex accounting transactions and disclosures (stock options; income taxes; projections for impairment analysis) was inadequate. In light of this material weakness, management has concluded that, as of June 30, 2007, the Company did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. J. H. Cohn LLP, our independent registered public accounting firm, has issued its report on our assessment of our internal control over financial reporting, which appears below.

Management intends to obtain an independent reviewer of its complex accounting transactions.

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

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Nutrition 21, Inc. did not maintain effective internal control over financial reporting as of June 30, 2007, because of the effects of the material weakness identified in management’s assessment based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nutrition 21, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Nutrition 21, Inc.’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company’s independent review and knowledge of complex accounting transactions and disclosures prepared by the Chief Financial Officer (particularly accounting for stock options and income taxes and projections for impairment analysis) is inadequate. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated September 25, 2007 on those financial statements.

In our opinion, management's assessment that Nutrition 21, Inc. did not maintain effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Nutrition 21 Inc. has not maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated balance sheet and related statements of operations, stockholders' equity and cash flows of Nutrition 21, Inc. for the year then ended and our report dated September 25, 2007 expressed an unqualified opinion on those financial statements.

/s/ J.H. Cohn LLP

Roseland, New Jersey
September 25, 2007

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed below.

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

Management discussed these material weaknesses with the audit committee. During the fiscal quarter ended June 30, 2007, we had taken the following measures to remediate the above material weaknesses in our internal control over financial reporting that existed as of September 30, 2006. The remedial actions included:

•	Addition of accounting staff reporting to Chief Financial Officer

•	Shifting information technology functions to Nutrition 21, Inc.

•	Requiring outside service providers to provide a Type II SAS 70 report.

We believe that the past material weaknesses referenced above in this section have been remediated as of June 30, 2007.

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
Paul Intlekofer, President and
Chief Executive Officer

Dated: October 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below, as of October 19, 2007, by the following persons on behalf of Registrant and in the capacities indicated.

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

COMPANY ON FORM 10-K/A

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

/s/ J.H. Cohn LLP

Roseland, New Jersey
September 25, 2007

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,417	$2,414
Short-term investments	1,000	11,500
Accounts receivable (less allowance for doubtful accounts and returns of $827 and $9 at June 30, 2007 and 2006, respectively)	1,918	2,600

Other receivables	344	205
Inventories	3,945	963
Prepaid expenses and other current assets	1,369	392
Total current assets	10,993	18,074
Property and equipment, net	64	116
Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $23,387 and $19,511 at June 30, 2007 and 2006, respectively)	3,271	5,375

Goodwill	14,715	—
Other intangibles with indefinite lives	5,379	—

Other assets	272	291

TOTAL ASSETS	$34,694	$23,856

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

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	$	$	$
Balance at June 30, 2004	37,991,988	190	67,367	(54,924)	12,633

Exercise of stock options and warrants	103,732	—	50	—	50
Issuance of common stock for deferred compensation	60,975	—	25	—	25
Issuance of warrants and beneficial conversion features related to 6% Series I convertible preferred stock	—	—	4,698	—	4,698
Charge for stock appreciation rights	—	—	23	—	23
Issuance of warrants for services	—	—	42	—	42
Net loss for the year	—	—	—	(7,044)	(7,044)

Balance at June 30, 2005	38,156,695	190	72,205	(61,968)	10,427

Charge for stock appreciation rights and cashless exercise of warrants	75,582	—	97	—	97
Conversion of 3,014 shares of Series I convertible preferred stock to shares of common stock	2,316,326	10	2,478	—	2,488
Issuance of common stock for dividends on Series I preferred stock	705,875	3	525	—	528
Stock based compensation expense	—	—	315	—	315
Private placement of common stock	5,555,557	28	9,297	—	9,325
Exercise of stock options and warrants	1,973,185	12	1,665	—	1,677
Net loss for the year	—	—	—	(10,317)	(10,317)

Balance at June 30, 2006	48,783,220	243	86,582	(72,285)	14,540
Conversion of 2,992 shares of Series I convertible preferred stock to shares of common stock	2,386,915	12	2,980	—	2,992
Issuance of common stock for dividends on Series I preferred stock	196,249	1	321	—	322
Stock based compensation expense	—	—	615	—	615
Exercise of stock options and warrants	1,079,309	5	1,139	—	1,144
Issuance of common stock for the purchase of Iceland Health, Inc.	8,000,000	40	15,432	—	15,472
Issuance of restricted shares, net of forfeitures	500,750	—	—	—	—
Net loss for the year				(19,148)	(19,148)

Balance at June 30, 2007	60,946,443	$301	$107,069	$(91,433)	$15,937

See accompanying notes to consolidated financial statement

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED JUNE 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(19,148)	$(10,317)	$(7,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	59	169	181
Amortization of intangibles	3,198	2,066	2,099
Accretion of preferred stock and amortization of deferred financing costs	1,609	2,360	376
Non-cash interest expense and accretion on note payable to Iceland Health	165	—	—
Convertible preferred stock dividend paid in common stock charged as interest expense	322	528	—
Issuance of warrants for services	—	—	42
Charge for stock appreciation rights	—	97	23
Stock-based compensation expense	615	315	—
Increase to provision for doubtful accounts	300	—	—
Impairment charge for intangible assets	678	—	—
Changes in operating assets and liabilities net of effects from acquisition of Iceland Health, Inc.;
Accounts receivable	402	(1,821)	563 563
Other receivables	(140)	74	(23)
Inventories	(2,515)	(381)	582
Prepaid expenses and other current assets	(716)	(2)	(169)
Other assets	—	—	186
Accounts payable and accrued expenses	3,664	923	236
Deferred income	1,220	—	—
Net cash used in operating activities	(10,287)	(5,989)	(2,948)

Cash flows from investing activities:
Contingent payments for acquisitions	(223)	(176)	(176)
Purchases of property and equipment	(7)	(36)	(116)
Payments for patents and trademarks	(252)	(198)	(233)
Redemption of investments available for sale	15,500	—	—
Purchase of investments available for sale	(5,000)	(3,500)	(6,000)
Decrease (Increase) in restricted cash	—	1,225	(1,225)
Cash portion of Iceland Health, Inc. purchase price net of cash acquired	(872)	—	—
Net cash provided by (used in) investing activities	9,146	(2,685)	(7,750)

Cash flows from financing activities:
Proceeds from stock option and warrant exercises	1,144	1,172	50
Net proceeds from private placements of common stock, net of issuance costs	—	9,325	—
Proceeds from private placement of Series I convertible preferred stock, net of issuance costs	—	—	9,159
Additional issuance costs related to Series I convertible preferred stock	—	(84)	—
Net cash provided by financing activities	1,144	10,413	9,209

Net increase (decrease) in cash and cash equivalents	3	1,739	(1,489)
Cash and cash equivalents at beginning of year	2,414	675	2,164
Cash and cash equivalents at end of year	$2,417	$2,414	$675

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Nature of Operations

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

i)	Research and Development

Research and development costs are expensed as incurred.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Income Taxes

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

The Company tests for impairment as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the impairment test, used to identify potential impairment, which compares the fair value of the assets with their carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the Assets are not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the assets with the carrying amount of the assets. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the assets over the implied fair value of the assets.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of June 30, 2007, the Company has adopted seven stock option plans, which permit the grant of share options and shares to its employees for up to 16.2 million shares of common stock. The Company believes that such awards better align the interests of the employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest ratably over several years from the date of grant and expire ten years from the date of vesting. Approximately 6.2 million options remain available for grant under these plans at June 30, 2007.

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

For purposes of pro-forma disclosures under FAS 123 for the year ended June 30, 2005, the estimated fair value of the share based awards was assumed to be amortized over their vesting periods. The pro-forma effects of recognizing estimated compensations expense under the fair value method on net loss and loss per common share for fiscal year 2005 were as follows:

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

The Company has not paid nor does it contemplate paying a dividend in the near future. As such a 0% dividend yield was used. The years of expected lives are based on the Company’s historical employee exercise information.

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

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility. The Company’s expected option lives are based on the period of time that the options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant.

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3    SHORT-TERM INVESTMENTS

	June 30,
	2007	2006
Short-term investments are comprised as follows(in thousands):
Available for sale:
3.87% corporate bond, maturing 12/15/06	$-	$1,000
Auction rate securities(1)	1,000	10,500
TOTAL	$1,000	$11,500

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

Note 4    FINANCIAL INSTRUMENTS AND MAJOR CUSTOMERS

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate carrying amounts due to the short maturities of these instruments. The fair value of long-term debt approximates the carrying amounts since the interest rate approximates the current available interest rate.

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5   PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net, at June 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Furniture and fixtures	$498	$498
Machinery and equipment	135	135
Office equipment and leasehold improvements	544	543
Computer equipment	836	830
	2,013	2,006
Less: accumulated depreciation and amortization	(1,949)	(1,890)
Property and equipment, net	$64	$116

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8   SERIES I CONVERTIBLE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

On March 31, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) under which the Company sold to private investors 9,600 shares of 6% Series I Convertible Preferred Stock and warrants to purchase 2,948,662 shares of Common Stock for gross proceeds of $9.6 million. During fiscal years 2007 and 2006, 184,292 and 61,430 warrants, respectively, were exercised for cash. At June 30, 2007, 2,702,940 of these warrants remain outstanding. Each share of Preferred Stock has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the option of the holders at $1.2535 per share, subject to anti-dilution provisions. Subject to certain conditions, the Company can force conversion of the Preferred Stock if the volume weighted average price of the common stock is at least $3.76 for 20 consecutive trading days. The Preferred Stock pays cumulative dividends at the annual rate of 6%. Dividends are payable in cash or common stock at the sole election of the Company. Dividends shall be valued at 90% of the average of the 20 VWAPs (daily volume weighted average price). The Company must redeem the Preferred Stock at the original issue price plus accrued dividends on March 31, 2009 and, accordingly, the carrying values of the preferred stock is included in non-current liabilities in the consolidated balance sheets. The Agreement also provides for early redemption of the Preferred Stock on the occurrence of certain default events. The Warrants are exercisable commencing October 1, 2005 and ending on March 31, 2010 at $1.3104 per share subject to anti-dilution provisions and other limitations. The Warrants may be exercised on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that has a then market value equal to the exercise price) after March 31, 2006 so long as no registration statement is in effect with respect to the sale of shares issuable upon exercise.

The Company, based on relative fair value, initially recorded additional paid-in capital of $4.7 million relating to a beneficial conversion feature of the preferred stock and the fair value of the warrants with the remaining $5.0 million of the proceeds recorded as a long-term liability. As a result, dividends on the preferred stock are charged as interest expense. Related issuance costs of $0.5 million, classified as other assets on the consolidated balance sheets, are amortized to interest expense over the term of the preferred stock. In addition, debt discount is being accreted based on the redemption price and charged to interest expense over the term of the preferred stock. In fiscal year 2007 and 2006, $1.6 million and $2.4 million, respectively, was charged to interest expense for accretion.

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

WARRANTS	Number	Wtd-Avg Exercise Price	Wtd-Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2006	419,833	$1.18
Granted	—0—	—
Exercised	(70,000)	1.00
Forfeited or expired	(180,000)	1.29
Outstanding at June 30, 2007	169,833	$1.78	3.3	$—
Exercisable at June 30, 2007	169,833	$1.78	3.3	$—

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10   LOSS PER COMMON SHARE

Diluted loss per common share for the fiscal years ended June 30, 2007, 2006 and 2005, does not reflect the total of any of the incremental shares related to the assumed conversion or exercise of preferred stock, stock options and warrants (10,822,510, 12,695,989 and 12,351,813 shares, respectively) as the effect of such inclusion would be anti-dilutive.

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

Income taxes attributed to the pre-tax loss differed from the amounts computed by applying the US federal statutory tax rate to the pre-tax loss as a result of the following (in thousands):

	2007	2006	2005
Income tax (benefit) at U.S. statutory rate	$(6,506)	$(3,475)	$(3,379)
Increase/ (reduction) in income taxes resulting from:
Change in valuation allowance	5,292	2,132	3,366
True up of deferred tax asset	1,669	—	—
Non deductible interest and dividends	729	1,311	—
State taxes, net of federal	(1,134)	8	19
Other items	(36)	36	13
Total income tax	$14	$12	$19

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12   INCOME TAXES (continued)

The tax effects of temporary differences that give rise to deferred taxes and deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006 are presented below (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$15,298	$10,671
Accrued expenses	158	93
Allowance for doubtful accounts and returns	331	—
Inventory reserve	77	21
Intangible and fixed assets	5,039	4,826
Other	3	3
Total gross deferred tax assets	20,906	15,614
Less valuation allowance	(20,906)	(15,614)
Net deferred tax assets	$0	$0

Deferred tax liability:
Tradenames	$(2,152)	$0

At June 30, 2007, the Company has available, for federal and state income tax purposes, net operating loss carry forwards of approximately $38.2 million expiring through 2027. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 14   ACQUISITION OF ICELAND HEALTH, INC. (continued)

Of the $21.4 million of acquired intangible assets, Goodwill, which is not deductible for tax purposes was $14.7 million, $5.4 million was assigned to registered trademarks, which were determined to have indefinite useful lives. Of the remaining balance of intangible assets acquired, $0.9 million was assigned to customer relationships which are being amortized over a 7.5 month period, and $0.4 million was assigned to non-compete agreements which are being amortized over 3 years.

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

Financial data by segment was as follows (000’s):

	Year Ended
	June 30,	June 30,
	2007	2006
Net sales
Ingredients Group	$7,528	$9,999
Branded Products Group	34,095	299
Sales to external customers	41,623	10,298

Other revenues	526	366
Total Revenues	$42,149	$10,664

Income (loss) before income taxes
Ingredients Group	$4,542	$6,768
Branded Products Group	(11,057)	(4,896)
Unallocated corporate expenses	(12,619)	(12,177)
Loss before income taxes	$(19,134)	$(10,305)
Unallocated corporate assets	$34,694	$23,856

Substantially all of the Company’s revenues are generated in the United States.

The Company has not presented financial data by segment for the year ended June 30, 2005 as it is not practical to restate fiscal year 2005.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 16   SETTLEMENT OF PATENT LAWSUIT

On December 18, 2006, the Company and General Nutrition Corporation (“GNC”) entered into a settlement agreement to settle patent litigation brought by the Company against GNC for infringement of certain U.S. patents owned by the Company. As part of the settlement, GNC acknowledged the validity of the patents. Additionally, the Company received $2.6 million in cash in partial settlement of the lawsuit, which is included in deferred income and is beingrecognized ratably over 36 months beginning in December 2006, as well as commitments by GNC to purchase chromium picolinate and products made with chromium picolinate from Nutrition 21.

Note 17   SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended June 30,
	2007	2006	2005
Supplemental disclosure of cash flow information (in thousands)
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	14	12	19
Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payment	83	54	31
Cashless exercise of warrants	—	505	—
Issuance of common stock for deferred compensation	—	—	25
Issuance of warrants to purchase 292,461 shares of common stock for services related to 6% Series I convertible preferred stock	—	—	248
Beneficial conversion feature related to 6% Series I convertible preferred stock	—	—	4,698
Issuance of common stock for conversion of Series I preferred stock	2,992	2,488	—
Issuance of common stock for purchase of Iceland Health, Inc.	15,472	—	—
Issuance of note payable for purchase of Iceland Health, Inc.	2,342	—	—

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

Note 18   SUBSEQUENT EVENTS (continued)

The Company must, on the fourth anniversary of the closing, redeem the preferred at the stated value per share plus accrued dividends. The warrants are exercisable for five years beginning six months after the closing at $1.2158 per share. Both the preferred stock and the warrants have anti-dilution provisions.

Note   19 QUARTERLY FINANCIAL INFORMATION (unaudited)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2007

Revenues	$4,684	$9,434	$16,055	$11,976
Gross profit	3,137	6,576	11,265	7,572
Loss before income taxes	(4,109)	(4,676)	(2,192)	(8,157)
Net loss	(4,112)	(4,679)	(2,196)	(8,161)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.08)	$(0.04)	$(0.13)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2006

Revenues	$3,601	$2,099	$2,461	$2,503
Gross profit	3,000	1,448	1,877	1,617
Loss before income taxes	(1,128)	(3,098)	(2,328)	(3,751)
Net loss	(1,138)	(3,103)	(2,330)	(3,746)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.08)	$(0.06)	$(0.09)

Schedule II

NUTRITION 21, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
Accounts	Balance Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance End of Year
($ in thousands)
Year ended June 30, 2007
Allowance for doubtful accounts	$9	$300	$—	$—	$309
Deferred tax valuation allowance	15,614	5,292			20,906
Allowance for returns and allowances	—	—	518	—	518
Allowance for inventory obsolescence	54	147	—	—	201

Year ended June 30, 2006
Allowance for doubtful accounts	9	—	—	—	9
Deferred tax valuation allowance	13,482	2,132	—	—	15,614
Allowance for returns and allowances	390	—	—	(390)	—
Allowance for inventory obsolescence	60	62	—	(68)	54

Year ended June 30, 2005
Allowance for doubtful accounts	10	—	—	(1)	9
Deferred tax valuation allowance	10,116	3,366	—	—	13,482
Allowance for returns and allowances	516	(126)	—	—	390
Allowance for inventory obsolescence	6	54	—	—	60