Form 10-K/A
period 2007-06-30
NUTRITION 21 INC
filed 2007-10-24
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note:

Nutrition 21, Inc. is filing this Amendment to its Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007, originally filed with the Securities and Exchange Commission on September 28, 2007, to correct typographical errors in Exhibit 32.1 and Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTRITION 21, INC.

By: /s/ Paul Intlekofer
Paul Intlekofer, President and
Chief Executive Officer
Dated: October 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below, as of October 24, 2007, by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Paul Intlekofer
Paul Intlekofer, President and
Chief Executive Officer

/s/ John H. Gutfreund
John H. Gutfreund,
Chairman of the Board

/s/ P. George Benson
P. George Benson, Director

/s/ John L. Cassis
John L. Cassis, Director

/s/ Warren D. Cooper
Warren D. Cooper Director

/s/ Audrey T Cross
Audrey T. Cross, Director

/s/ Marvin Moser
Marvin Moser, Director

/s/ Alan J. Kirschbaum
Chief Financial Officer, Vice
President Finance and Treasury
(Principal Financial Officer and
Principal Accounting Officer)