Form 10-Q
period 2007-09-30
NUTRITION 21 INC
filed 2007-11-09
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days  Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [ X ]

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class Common Stock, $0.005 par value per share	Outstanding at November 6, 2007 62,528,918 shares

NUTRITION 21, INC.

INDEX

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1	Financial Statements

	(a) Condensed Consolidated Balance Sheets at September 30, 2007
	and June 30, 2007	3 & 4

	(b) Condensed Consolidated Statements of Operations for the three
	month periods ended September 30, 2007 and 2006	5

	(c) Condensed Consolidated Statement of Stockholders’ Equity for
	the three month period ended September 30, 2007	6

	(d) Condensed Consolidated Statements of Cash Flows for the three
	month periods ended September 30, 2007 and 2006	7

	(e) Notes to Condensed Consolidated Financial Statements	8

ITEM 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

ITEM 3	Quantitative and Qualitative Disclosures
	About Market Risk	18

ITEM 4	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6	Exhibits	19

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2007 (unaudited)	June 30, 2007 (Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$15,189	$2,417
Short-term investments	1,000	1,000
Accounts receivable (less allowances for doubtful accounts and returns of $810 and $827 at September 30, 2007 and June 30, 2007, respectively)	4,388	1,918
Other receivables	219	344
Inventories	3,639	3,945
Prepaid expenses and other current assets	2,517	1,369
Total current assets	26,952	10,993

Property and equipment, net	56	64

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $23,920 and $23,387 at September 30, 2007 and June 30, 2007, respectively)	2,879	3,271

Goodwill	14,827	14,715

Other intangibles with indefinite lives	5,379	5,379

Other assets	1,401	272

TOTAL ASSETS	$51,494	$34,694

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2007 (unaudited)	June 30, 2007 (Note 1)

LIABILITIES

Current liabilities:
Short term borrowings	$1,525	$--
Accounts payable	7,295	7,085
Accrued expenses	1,637	1,411
Deferred income	3,739	2,929
Total current liabilities	14,196	11,425

Long term debt	2,360	2,342
Deferred income taxes	2,152	2,152

6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594 at September 30, 2007 and June 30, 2007)	2,946	2,838
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at September 30, 2007)	10,508	--
Total liabilities	32,162	18,757

Commitments and contingencies

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 3,594 shares outstanding at September 30, 2007 and June 30, 2007; 17,750 shares designated as Series J convertible preferred stock, 17,750 issued and outstanding at September 30, 2007	--	--

Common stock, $0.005 par value, authorized 100,000,000 shares; 62,536,793 shares and 60,946,443 issued and outstanding at September 30, 2007 and June 30, 2007, respectively	309	301

Additional paid-in capital	114,511	107,069
Accumulated deficit	(95,488)	(91,433)
Total stockholders’ equity	19,332	15,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,494	$34,694

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	September 30,
	2007	2006

Net sales	$12,579	$4,548
Other revenues	131	136

TOTAL REVENUES	12,710	4,684

COSTS AND EXPENSES

Cost of revenues	4,015	1,546
Advertising and promotion	10,515	4,371
General and administrative expenses	1,085	1,406
Research and development expenses	309	388
Depreciation and amortization	542	681

TOTAL COSTS AND EXPENSES	16,466	8,392

OPERATING LOSS	(3,756)	(3,708)

Interest income	33	138
Interest expense	(327)	(539)

LOSS BEFORE INCOME TAXES	(4,050)	(4,109)

Income taxes	5	3

NET LOSS	$(4,055)	$(4,112)

Basic and diluted loss per common share	$(0.07)	$(0.08)

Weighted average number of common shares - basic and diluted	61,202,490	52,352,632

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	$	$	$

Balance at June 30, 2007	60,946,443	$301	$107,069	$(91,433)	$15,937

Issuance of warrants and beneficial conversion features related to 8% Series J convertible preferred stock	----	----	7,241	----	7,241

Issuance of common stock for dividends on Series I preferred stock	52,595	----	54	----	54

Issuance of common stock for the purchase of Iceland Health, Inc.	1,500,000	8	(8)	----	----

Stock-based compensation expense	----	----	128	----	128

Exercise of stock options	37,755	----	27	----	27

Net loss for the period	----	----	----	(4,055)	(4,055)

Balance at September 30, 2007	62,536,793	$309	$114,511	$(95,488)	$19,332

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,055)	$(4,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	9	18
Amortization of intangibles	533	663
Accretion of preferred stock and amortization of deferred financing costs	123	423
Non-cash interest expense and accretion on note payable to Iceland Health	18	16
Convertible preferred stock dividend paid in common stock charged as interest expense	54	90
Stock-based compensation expense	128	38
Changes in operating assets and liabilities, net of effects from acquisition of Iceland Health, Inc. in 2006:
Accounts receivable	(2,469)	491
Other receivables	125	135
Inventories	306	(302)
Prepaid expenses and other current assets	(1,148)	(657)
Accounts payable	213	379
Accrued expenses	227	(129)
Deferred income	810	45
Net cash used in operating activities	(5,126)	(2,902)
Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill and patents and trademarks	(195)	(68)
Purchases of property and equipment	(1)	(2)
Payments for patents and trademarks	(63)	(24)
Redemption of investments available for sale	--	2,500
Cash portion of purchase price for Iceland Health, Inc., net of cash acquired	--	(430)
Net cash (used in) provided by investing activities	(259)	1,976
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	27	393
Proceeds from private placement of 8% Series J convertible preferred stock, net of issuance costs	16,605	--
Proceeds from short-term borrowings	1,525	--
Net cash provided by financing activities	18,157	393
Net increase (decrease) in cash and cash equivalents	12,772	(533)
Cash and cash equivalents at beginning of period	2,417	2,414
Cash and cash equivalents at end of period	$15,189	$1,881

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K/A filed on October 24, 2007 (the “Form 10-K/A”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The June 30, 2007 balance sheet has been derived from the audited financial statements included in the Form 10-K/A. Operating results for the three month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

The accompanying unaudited condensed consolidated financial statements include the accounts of Nutrition 21, Inc. and its subsidiaries, including Iceland Health, LLC from August 26, 2006 date of acquisition, collectively the “Company”.

Certain reclassifications have been made to prior year’s financial statement amounts to conform to the current year.

Note 2	SHORT-TERM INVESTMENTS

Investments in marketable debt securities with maturities beyond three months are classified as current assets because of their highly-liquid nature. All short-term investments are classified as available for sale and are recorded at fair value. Realized gains and losses are determined using the specific identification method. Unrealized gains and losses would be reflected in Accumulated Other Comprehensive Income, if material.

Short-term investments are comprised as follows (in thousands):

	September 30, 2007	June 30, 2007
Auction rate securities (1)	$1,000	$1,000

(1)Auction rate securities have short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide the Company with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guaranty and, accordingly, they are carried at cost which approximates fair value, and classified as current assets. All income generated from these investments is recorded as interest income.

Note 3	STOCK-BASED COMPENSATION

Since July 1, 2005, share-based employee compensation cost has been measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of revised Statement of Financial Accounting Standards No. 123 (“FAS 123R”) “Share Based Payments” on July 1, 2005. The valuation provisions of FAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding on the effective date are being recognized over the remaining service period using the compensation cost as of the grant date originally calculated for pro forma disclosure purposes under FAS Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

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

The Company did not grant any options or restricted shares during the three month periods ended September 30, 2007 and 2006.

The Company recorded $128 thousand and $38 thousand in share-based compensation expense for stock options and restricted stock in the three month periods ended September 30, 2007 and 2006, respectively. Share-based compensation expense is recorded in general and administrative expenses.

At September 30, 2007, total unrecognized compensation cost related to non-vested awards was $0.6 million, which is expected to be recognized over a weighted average period of 2.8 years.

The following is a summary of option activity for the three month period ended September 30, 2007.

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	4,112	$0.91
Granted	--	--
Exercised	(38)	$0.72
Forfeited or expired	(85)	$1.83
Outstanding at September 30, 2007	3,989	$0.89	5.9	$1,020
Exercisable at September 30, 2007	3,223	$0.79	5.9	$972

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $26 thousand and $0.2 million, respectively.

The following is a summary of restricted stock activity for the three month period ended September 30, 2007.
Restricted Stock	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	501	$1.57
Granted	--	--
Exercised	--	--
Forfeited or expired	(8)	$1.42
Outstanding at September 30, 2007	493	$1.57	2.4	$--
Exercisable at September 30, 2007	--	--	--	--

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of September 30, 2007. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements - Materiality” (“SAB 99”) should be applied to determine whether the misstatement is material. The Company does not expect the adoption of SAB 108 to have a material effect on its consolidated financial statements.

In December 2006, the FASB issued a FASB Staff Position Emerging Issues Task Force (“EITF”) Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” (EITF 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this was effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of the provisions of EITF 00-19-2, as of July 1, 2007, did not have a material effect on the Company’s condensed consolidated financial statements.

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

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. (“IH”). The Company initially delivered or paid to the former stockholders 8.0 million shares of the Company’s common stock with a fair value of $15.5 million; $1.0 million in cash; and $2.5 million in 5% notes that are due on August 25, 2009. The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trademarks and the goodwill with respect to these names and marks. The Company also agreed to pay to the former stockholders up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the Closing exceed $10.0 million. Earn-out payments disbursed are required to be recorded as an additional element of the cost of the acquisition, in accordance with accounting principles generally accepted in the United States of America. Earnout payments totaled $112 thousand for the three months ended September 30, 2007 and were recorded as additonal goodwill.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 5    ACQUISITION OF ICELAND HEALTH, INC. (continued)

In September 2007, the Company issued to the former stockholders 1.5 million additional shares of the Company’s common stock as the volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the first anniversary of the closing was less than $2 per share. The Company recorded the par value of the shares of $8 thousand and reduced additional paid-in capital by the same amount, but was not required to record any related adjustment to the purchase price.

The purchase price allocation (as adjusted for earn-out payments) has been determined as follows:

Assets purchased:
Net identifiable tangible assets	$181
Other intangibles with indefinite lives	5,379
Customer relationships	924
Non-compete agreements	375
Goodwill	14,827
Deferred tax liability	(2,152)
Purchase Price	$19,534

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and IH for the three month period ended September 30, 2006, as if the acquisition had occurred as of the beginning of the period instead of August 26, 2006, after giving effect to certain adjustments. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and IH been a single entity during this period.

Note 5    ACQUISITION OF ICELAND HEALTH, INC. (continued)

Consolidated Pro-forma
Three months Ended
September 30,
2006
Total revenues	$9,911

Net loss	$(3,971)

Basic and diluted loss per common share	$(0.08)

Note 6    INVENTORIES

Inventories at September 30, 2007 and June 30, 2007 consist primarily of finished goods.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 7    LOSS PER COMMON SHARE

Diluted loss per common share for the three month periods ended September 30, 2007 and 2006 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (30,747,882 and 13,211,504 shares for the three months ended September 30, 2007 and 2006, respectively), as the effect of such inclusion would be anti-dilutive.

Note 8    SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended September 30,

	2007	2006
Supplemental disclosure of cash flow information:

Cash paid for income taxes	$10	$7
Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payments	$138	$145
Issuance of common shares on conversion of 564 shares of Series I convertible preferred stock	--	$570
Issuance of common stock for purchase of Iceland Health, Inc.	--	15,472
Issuance of note payable for purchase of Iceland Health, Inc.	--	2,282

Note 9    6% SERIES I CONVERTIBLE PREFERRED STOCK

As further explained in Note 8 in the Form 10-K/A, the Company must redeem its 6% Series I convertible preferred stock at the original issue price plus accrued dividends on March 31, 2009 and, accordingly, the carrying values of the preferred stock is included in non-current liabilities in the consolidated balance sheets. The agreement also provides for early redemption of the preferred stock on the occurrence of certain default events.

Cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company. Common stock dividends are valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company’s common stock) immediately prior to the dividend payment date. For the three month period ended September 30, 2007, the Company issued 52,595 shares of common stock with a fair value of $59 thousand in lieu of a cash dividend. The Company must redeem any outstanding preferred stock at the original issue price plus accrued dividends on March 31, 2009. At September 30, 2007, the outstanding Series I preferred stock was convertible into 2,956,078 shares of common stock.

Note 10   8% SERIES J CONVERTIBLE PREFERRED STOCK

On September 10, 2007, the Company entered into a securities purchase agreement under which the Company for $17,750,000 sold to private investors 17,750 shares of 8% Series J Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 6,715,218 shares of common stock.

Each share of Preferred Stock has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the option of the holders at $1.2158 per share (a total of 14,599,441 shares of common stock at September 30, 2007), subject to anti-dilution provisions and other limitations. Unless and until shareholders approve this transaction, the total number of shares of common stock issuable on conversion of the Preferred Stock and as dividends cannot exceed 12,201,291. Subject to certain conditions, the Company can force conversion of the Preferred Stock if the 20 consecutive trading day volume weighted average price of the common stock is at least $3.6474. The Preferred Stock pays cumulative dividends at the annual rate of 8%. Dividends are payable in cash, provided that in certain circumstances the Company may elect to pay dividends in shares of

 NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 10   8% SERIES J CONVERTIBLE PREFERRED STOCK (continued)

common stock valued at 90% of the then 20 day consecutive trading day volume weighted average price. The Company must redeem the Preferred Stock at the original issue price plus accrued dividends on September 11, 2011, or earlier on the occurrence of certain default events. Accordingly, the carrying values of the preferred stock is included in non-current liabilities in the consolidated balance sheets. Unless shareholders approve this transaction, the Company may not issue shares of common stock at less than the then conversion price of the Preferred Stock or the then exercise price of the Warrants. The Securities Purchase Agreement among other things also limits borrowings by the Company and the issuance of additional series of preferred stock by the Company.

The warrants are exercisable commencing March 11, 2008 and ending on March 11, 2013 at $1.2158 per share subject to anti-dilution provisions and other limitations. The warrants may in certain circumstances be exercised on a cashless basis, i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price.

The Company, based on relative fair value, initially recorded additional paid-in capital of $7.2 million relating to a beneficial conversion feature of the preferred stock and the fair value of the warrants with the remaining $10.5 million of the proceeds recorded as a long-term liability. As a result, dividends on the preferred stock are charged as interest expense. Related issuance costs of $1.1 million, classified as other assets on the consolidated balance sheets, are amortized to interest expense over the term of the preferred stock. In addition, debt discount is being accreted based on the redemption price and charged to interest expense over the term of the preferred stock

The Company has filed a registration statement to register all of the shares of common stock issuable as dividends and upon conversion of the Preferred Stock and exercise of the warrants.

Note 11   SHORT-TERM BORROWINGS

On July 27, 2007, the Company entered into a loan and security agreement with Gerber Finance Inc. (“Lender”). Under the agreement, the Company may, on a revolving basis and at Lender’s discretion, borrow from Lender, against eligible receivables and eligible inventory under a formula set forth in the agreement, up to a maximum of $5,000,000 at any time. Borrowings bear interest at the prime rate plus 3% and are secured by a security interest in all of the assets of the Company. The agreement also provides for various fees and expenses payable by the Company to Lender. The term of the agreement expires on June 29, 2009, or earlier on certain defaults, including the breach of designated financial covenants.

In the agreement, the Company covenanted among other things that without Lender’s consent it will not (i) borrow (other than from Lender) more than $3 million at any time outstanding, (ii) declare or pay dividends on its common stock or repurchase its common stock, or (iii) enter into any merger or purchase or sale of stock or assets or joint venture transaction, or into any similar transaction, unless the effective purchase price or capital or other contribution is valued at not more than $15 million. As of September 30, 2007, the Company had borrowed $1.5 million from the Lender.

Note 12   SEGMENT REPORTING

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

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited

Note 12   SEGMENT REPORTING (continued)

Financial data by segment was as follows (000’s):

	Three Months Ended
	September 30,	September 30,
	2007	2006
Net sales
Ingredients Group	$2,119	$1,559
Branded Products Group	10,460	2,989

Sales to external customers	12,579	4,548
Other revenues	131	136

Total revenues	$12,710	$4,684

Income (loss) before income taxes
Ingredients Group	$1,337	$761
Branded Products Group	(3,289)	(2,129)
Unallocated corporate expenses	(2,098)	(2,741)

Loss before income taxes	$(4,050)	$(4,109)

Unallocated corporate assets	$51,430	$40,103

Assets of the Company are not allocated by segment as the Company’s chief operating decision maker evaluates the performance of a segment based solely on its operating results.

Substantially all of the Company’s revenues are generated in the United States.

Note 13   INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on July 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open.

At July 1, 2007, the Company had federal and state net operating loss carryforwards, or “NOLs,” of approximately $38.2 million which are due to expire through fiscal 2027. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986. Due to the uncertainty related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax asset related to the NOL’s by an equivalent valuation allowance at September 30, 2007.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 13   INCOME TAXES (continued)

The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt interest rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. The Company believes that it has not gone through an ownership change as of September 30, 2007 that would cause its NOLs to be subject to the Section 382 Limitation.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

Forward-Looking Statements and Risk Factors

This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and similar expressions identify forward-looking statements. Statements that are “forward-looking statements” are based on current expectations and assumptions that are subject to risks and uncertainties. Actual performance and results could differ materially because of factors such as those set forth under “Risk Factors” in Form S-3/A filed with the Securities and Exchange Commission on November 5, 2007.

We undertake no obligation to update or review any guidance or other forward-looking information, whether as a result of new information, future developments or otherwise.

    General

Revenues from the Ingredient Products Group are primarily derived from the sale of proprietary ingredients together with the grant of patent licenses to use the ingredients, to manufacturers of vitamin and mineral supplements. The fees for the licenses are bundled on an undifferentiated basis with the price that the Company charges for its ingredients, since licenses are not sold separately.

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

Cost of revenues includes both direct and indirect manufacturing costs. Research and development expenses include internal expenditures as well as expenses associated with third party providers. Advertising and promotion expenses include fees and expenses directly related to the selling of the Company’s products including the cost of advertising, promotional expenses and third party fees. General and administrative expenses include salaries and overhead, third party fees and expenses, and costs associated with the operations of the Company. The Company capitalizes patent costs and intangible assets with finite lives, and amortizes them over periods not to exceed seventeen years.

Results of Operations

Revenues

Net sales of the Ingredient Products Group were $2.1 million and $1.5 million for the three month periods ended September 30, 2007 and 2006, respectively. The benefit of a favorable patent lawsuit ($0.4 million) was the primary reason for the increase.

Net product sales of the Branded Products Group were $10.5 million for the three month period ended September 30, 2007 compared to $3.0 million for the same period a year ago. With the acquisition of IH in August 2006, net product sales through the direct response channel were $8.8 million compared to $2.0 million in the same period a year ago. Branded product sales to retailers were $1.7 million compared to $1.0 million in the same period last year. The increase in sales is due primarily to increased customer awareness, increased distribution and continued acceptance of our brands.

Other revenues were $0.1 million in the three month periods ended September 30, 2007 and September 30, 2006, respectively.

Cost of revenues

Cost of revenues for the Ingredients Products Group were $0.5 million for each of the three month periods ended September 30, 2007 and September 30, 2006.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of revenues for the Branded Products Group were $3.5 million for the three month period ended September 30, 2007 compared to $1.0 million in the same period a year ago. The increase is due to the cost of products sold through the direct response channel ($2.0 million) as well as the cost of branded products sold to retailers ($0.4 million).

Advertising and Promotion Expenses (“Advertising”)

Advertising for the Branded Products Group for the three months ended September 30, 2007 were $10.5 million compared to $4.2 million in the comparable period a year ago. Advertising to support our retail products increased $1.6 million to $4.6 million when compared to the same period a year ago, primarily due to costs associated with radio promotions. Advertising to support direct response was $5.7 million compared to $1.2 million in the comparable period a year ago. The increased spend was primarily to support our Iceland Health Joint Relief and Chromax products in the direct response channel as well as the full impact of Iceland Health in the current quarter compared to the same period a year ago.

Corporate Expenses

Corporate expenses for the three month period ended September 30, 2007 were $2.2 million compared to $2.9 million in the comparable period a year ago. The decrease is primarily due to a reduction in legal fees associated with an infringement lawsuit ($0.5 million) as well as a decrease in the amortization of intangible assets ($0.2 million).

Net Loss

Net loss for the three month period ended September 30, 2007 was $4.0 million compared to $4.1 million in the comparable period a year ago. Increased marketing and related expenditures, offset by increased revenues, account for the majority of the decrease.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at September 30, 2007 were $16.2 million compared to $3.4 million at June 30, 2007.

During the three month period ended September 30, 2007, net cash of $5.1 million was used in operating activities, compared to $2.9 million in the comparable period a year ago. Increases in current assets in the current period compared to last year ($2.5 million) were partially offset by a smaller net loss in the current period

During the three month period ended September 30, 2007, net cash used in investing activities was $0.3 million compared to $2.0 million of cash provided by investing activities in the comparable period a year ago. In the prior period, the Company redeemed $2.5 million of investments available for sale.

During the three month period ended September 30, 2007, net cash provided by financing activities was $18.2 million. On September 10, 2007, the Company entered into a Securities Purchase Agreement under which the Company sold 17,750 shares of 8% Series J Convertible Preferred Stock and warrants to purchase 6,715,218 shares of common stock. The Company received net proceeds of $16.6 million. In addition, on July 27, 2007, the Company entered into a Loan and Security Agreement to borrow up to a maximum of $5.0 million. At September 30, 2007, the Company had borrowed $1.5 million.

The Company believes that cash on hand and cash generated from operations will provide sufficient liquidity at least through September 30, 2008. Long-term liquidity is dependent upon achieving future profitability or raising additional financing.

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

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2007. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

As discussed in our Annual Report on Form 10-K/A for the year ended June 30, 2007, there was a material weakness in our internal control over financial reporting in that the Company’s independent review and knowledge of complex accounting transactions and disclosures (stock options; income taxes; projections for impairment analysis) was inadequate. In light of this material weakness, management has concluded that, as of June 30, 2007, the Company did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management intends to obtain an independent reviewer of its complex accounting transactions.

Other than as described above, there were no significant changes in our internal controls over financial reporting or in other factors during the three month period ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 and are not applicable and have been omitted.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
On September 11, 2007, Nutrition 21, Inc. sold 17,750 shares of Series J 8% Convertible Preferred Stock and Warrants to purchase 6,715,218 shares of common stock for gross proceeds of $17,750,000 to the following institutional investors: BridgePointe Master Fund Ltd.; Diamond Opportunity Fund, LLC; Enable Growth Partners LP; Enable Opportunity Partners LP; Fort Mason Master, LP; Fort Mason Partners, LP; Islandia, L.P.; Midsummer Investment, Ltd.; Otago Partners, LLC; Pierce Diversified Strategy Master Fund LLC, Ena; Rockmore Investment Master Fund Ltd.; Shea Ventures, LLC; UBS O’Connor LLC F/B/O: O’Connor Global Convertible Arbitrage Master Limited; and UBS O’Connor LLC F/B/O O’Connor Pipes Corporate Strategies Master Limited. Net proceeds are for working capital purposes and not for (a) redemption of any common stock or common stock equivalents or (b) the payment of any cash dividends on the Company’s common stock. For additional information, see Form 8-K filed September 12, 2007.

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
NUTRITION 21, INC. Registrant

Date: November 9, 2007	By:	/s/ Paul Intlekofer
Paul Intlekofer President and Chief Executive Officer (Principal Executive Officer)