Form 10-Q
period 2007-12-31
NUTRITION 21 INC
filed 2008-02-11
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at February 7, 2008
Common Stock, $0.005 par value per share	62,631,602 shares

NUTRITION 21, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	(a) Condensed Consolidated Balance Sheets at December 31, 2007 (unaudited) and June 30, 2007	3 & 4

	(b) Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2007 and 2006 (unaudited)	5

	(c) Condensed Consolidated Statement of Stockholders’ Equity for the six month period ended December 31, 2007 (unaudited)	6

	(d) Condensed Consolidated Statements of Cash Flows for the six month periods ended December 31, 2007 and 2006 (unaudited)	7

	(e) Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4	Controls and Procedures	19

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors	20

ITEM 4	Submission of Matters to a Vote of Security Holders	20

ITEM 6	Exhibits	21

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2007	June 30, 2007
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$8,496	$2,417
Short-term investments	1,000	1,000
Accounts receivable (less allowances for doubtful accounts and returns of $632 and $827 at December 31, 2007 and June 30, 2007, respectively)	5,476	1,918
Other receivables	449	344
Inventories	4,153	3,945
Prepaid expenses and other current assets	1,684	1,369

Total current assets	21,258	10,993

Property and equipment, net	88	64

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $24,473 and $23,387 at December 31, 2007, and June 30, 2007, respectively)	2,370	3,271

Goodwill	14,827	14,715

Other intangibles with indefinite lives	5,379	5,379

Other assets	1,402	272

TOTAL ASSETS	$45,324	$34,694

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2007	June 30, 2007
	(unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Short-term borrowings	$1,747	$—
Accounts payable	4,752	7,085
Accrued expenses	1,528	1,411
Deferred income	2,945	2,929
Total current liabilities	10,972	11,425

Long-term debt	2,378	2,342
Deferred income taxes	2,152	2,152

6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594 at December 31, 2007 and June 30, 2007)	3,054	2,838

8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at December 31, 2007)	10,859	—

Total liabilities	29,415	18,757

Commitments and contingencies

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 3,594 shares outstanding at December 31, 2007 and June 30, 2007 (see liabilities above); 17,750 shares designated as Series J convertible preferred stock, 17,750 issued and outstanding at December 31, 2007 (see liabilities above)	—	—

Common stock, $0.005 par value, authorized 150,000,000 and 100,000,000 shares; 62,631,602 shares and 60,946,443 issued and outstanding at December 31, 2007 and June 30, 2007, respectively	310	301

Additional paid-in capital	114,904	107,069

Accumulated deficit	(99,305)	(91,433)

Total stockholders’ equity	15,909	15,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,324	$34,694

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	$12,734	$8,968	$24,566	$13,514
Other revenues	275	137	640	273

TOTAL REVENUES	13,009	9,105	25,206	13,787

COSTS AND EXPENSES

Cost of revenues	3,977	2,858	7,992	4,404
Advertising and promotion expenses	9,705	7,316	19,709	11,684
General and administrative expenses	1,324	2,010	2,409	3,416
Research and development expenses	205	302	514	690
Depreciation and amortization	563	950	1,104	1,631

TOTAL COSTS AND EXPENSES	15,774	13,436	31,728	21,825

OPERATING LOSS	(2,765)	(4,331)	(6,522)	(8,038)

Interest income	113	122	146	260
Interest expense	(1,164)	(467)	(1,490)	(1,007)

LOSS BEFORE INCOME TAXES	(3,816)	(4,676)	(7,866)	(8,785)

Income taxes	1	3	6	6

NET LOSS	$(3,817)	$(4,679)	$(7,872)	$(8,791)

Basic and diluted loss per common share	$(0.06)	$(0.08)	$(0.13)	$(0.16)

Weighted average number of common shares – basic and diluted	62,061,943	58,037,158	61,758,216	55,194,895

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	$	$	$

Balance at June 30, 2007	60,946,443	$301	$107,069	$(91,433)	$15,937

Issuance of warrants and beneficial conversion features related to 8% Series J convertible preferred stock	—	—	7,330	—	7,330

Issuance of common stock for dividends on Series I preferred stock	120,279	1	107	—	108

Issuance of common stock for the purchase of Iceland Health, Inc.	1,500,000	8	(8)	—	—

Stock-based compensation expense	—	—	365	—	365

Exercise of stock options and warrants	72,755	—	41	—	41

Forfeitures of restricted stock	(7,875)	—	—	—	—

Net loss for the period	—	—	—	(7,872)	(7,872)

Balance at December 31, 2007	62,631,602	$310	$114,904	$(99,305)	$15,909

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,872)	$(8,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	19	35
Amortization of intangibles	1,085	1,596
Accretion of preferred stock and amortization of deferred financing costs	595	761
Non-cash interest expense and accretion on note payable to Iceland Health	36	50
Convertible preferred stock dividend paid in common stock charged as interest expense	108	178
Stock-based compensation expense	365	308
Non-cash income recognized in the period, net	—	(161)
Proceeds from cash portion of settlement of patent infringement lawsuit	—	2,600
Changes in operating assets and liabilities, net of effects from acquisition of Iceland Health, Inc. in 2006:
Accounts receivable	(3,558)	143
Other receivables	(105)	(20)
Inventories	(208)	(412)
Prepaid expenses and other current assets	(315)	(967)
Accounts payable	(2,331)	1,565
Accrued expenses	117	(203)
Deferred income	16	—
Net cash used in operating activities	(12,048)	(3,318)

Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill and patents and trademarks	(112)	(113)
Purchases of property and equipment	(43)	(6)
Payments for patents and trademarks	(186)	(112)
Redemption of investments available for sale	—	5,500
Cash portion of purchase price for Iceland Health, Inc., net of cash acquired		(446)
Net cash (used in) provided by investing activities	(341)	4,823

Cash flows from financing activities:
Proceeds from stock option and warrant exercises	41	881
Proceeds from private placement of 8% Series J convertible preferred stock, net of issuance costs	16,680	—
Proceeds from short-term borrowings, net	1,747	—
Net cash provided by financing activities	18,468	881

Net increase in cash and cash equivalents	6,079	2,386
Cash and cash equivalents at beginning of period	2,417	2,414
Cash and cash equivalents at end of period	$8,496	$4,800

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K/A filed on October 24, 2007 (the “Form 10-K/A”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The June 30, 2007 balance sheet has been derived from the audited consolidated financial statements included in the Form 10-K/A. Operating results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

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

Short-term investments are comprised as follows (in thousands):

	December 31, 2007	June 30, 2007
Auction rate securities (1)	$1,000	$1,000

(1)Auction rate securities have short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide the Company with enhanced yields. However, we believe we have the ability to quickly liquidate them at their original cost, although there is no guarantee and, accordingly, they are carried at cost which approximates fair value, and classified as current assets. All income generated from these investments is recorded as interest income.

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

The assumptions used in the Company’s Black-Scholes option pricing model related to stock option grants during the six months ended December 31, 2007 were expected option life of 3.9 years, volatility factor of 91.4% and risk-free interest rate of 6.2%. The Company has not paid, nor does it contemplate paying a dividend on its common shares in the near future. As such a 0% dividend yield was used. The pre-vesting forfeiture rate and the years of expected life are based on the Company’s historical option pre-vesting cancellation and employee exercise information, respectively.

As share-based compensation expense recognized in the condensed consolidated statement of operations for the three month and six month periods ended December 31, 2007 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 6.6%, based on historical experience.

The Company granted 1,250,000 stock options during the six month period ended December 31, 2007 with an exercise price equal to the market price at the date of grant with a fair value of $0.6 million based on the market price at the date of grant.

The Company recorded $0.2 million and $0.3 million in share-based compensation expense for stock options and restricted stock in the three month periods ended December 31, 2007 and 2006, respectively, and $0.4 million and $0.3 million in the six month periods ended December 31, 2007 and 2006, respectively. Share-based compensation expense is recorded in general and administrative expenses.

The following is a summary of option activity for the six month period ended December 31, 2007.

Options	Shares (000)	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	4,112	$0.91
Granted	1,250	$0.73
Exercised	(73)	$0.57
Forfeited or expired	(113)	$1.86
Outstanding at December 31, 2007	5,176	$0.85	6.7	$588
Exercisable at December 31, 2007	3,621	$0.82	6.7	$494

The total intrinsic value of options exercised during the six months ended December 31, 2007 was $35 thousand.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

The following is a summary of restricted stock activity for the six month period ended December 31, 2007.

Restricted Stock	Shares (000)	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	501	$1.57
Granted	—	—
Exercised	—	—
Forfeited or expired	(8)	$1.44
Outstanding at December 31, 2007	493	$1.44	2.4	$—
Exercisable at December 31, 2007	—	—	—	—

Note 4	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (“SAB 108”), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2007. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements - Materiality” (“SAB 99”) should be applied to determine whether the misstatement is material. The Company does not expect the adoption of SAB 108 to have a material effect on its consolidated financial statements.

In December 2006, the FASB issued a FASB Staff Position Emerging Issues Task Force (“EITF”) Issue No. 00-19-2 “Accounting for Registration Payment Arrangements” (EITF 00-19-2”) which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this was effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of the provisions of EITF 00-19-2 did not have a material effect on the Company’s condensed consolidated financial statements.

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

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. (“IH”). The Company initially delivered or paid to the former stockholders 8.0 million shares of the Company’s common stock with a fair value of $15.5 million; $1.0 million in cash; and $2.5 million in 5% notes that are due on August 25, 2009. The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trademarks and the goodwill with respect to these names and marks. The Company also agreed to pay to the former stockholders up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the Closing exceed $10.0 million. Earn-out payments disbursed are required to be recorded as an additional element of the cost of the acquisition, in accordance with accounting principles generally accepted in the United States of America. Earn-out payments totaled $112 thousand for the six months ended December 31, 2007 and are recorded as additional goodwill. The Company also agreed to issue to the former stockholders up to 1.5 million additional shares of the Company’s common stock based on a formula related to the volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the first anniversary of the closing.

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

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and IH for the six month period ended December 31, 2006, as if the acquisition had occurred as of the beginning of the period instead of August 26, 2006, after giving effect to certain adjustments. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and IH been a single entity during this period.

Consolidated Pro-forma
Six Months Ended
December 31,
2006

Total revenues	$17,938

Net loss	$(8,516)

Basic and diluted loss per common share	$(0.15)

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 6	INVENTORIES

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value.

Note 7	LOSS PER COMMON SHARE

Diluted loss per common share for the three and six month periods ended December 31, 2007 and 2006 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (30,140,988 and 12,339,714 shares for the three month periods ended December 31, 2007 and 2006, respectively, and 30,461,935 and 12,619,716 shares for the six month periods ended December 31, 2007 and 2006, respectively), as the effect of such inclusion would be anti-dilutive. In addition, unvested restricted stock of 500,750 and 500,000 for the three month periods ended December 31, 2007 and 2006, respectively, and 492,875 and 500,00 for the six months ended December 31, 2007 and 2006, respectively, were not included as the effect of such inclusion would be anti-dilutive.

Note 8	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended December 31,
	2007	2006
Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$7
Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payments	$81	$85
Issuance of common shares on conversion of 939 shares of Series convertible preferred stock	—	$948
Issuance of common stock for purchase of Iceland Health, Inc.	—	$17,754
Issuance of note payable for purchase of Iceland Health, Inc.	—	$2,282

Note 9	6% SERIES I CONVERTIBLE PREFERRED STOCK

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

Cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company. Common stock dividends are valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company’s common stock) immediately prior to the dividend payment date. For the six month period ended December 31, 2007, the Company issued 120,279 shares of common stock with a fair value of $108 thousand in lieu of a cash dividend. The Company must redeem any outstanding preferred stock at the original issue price plus accrued dividends on March 31, 2009. At December 31, 2007, the outstanding Series I preferred stock was convertible into 2,956,078 shares of common stock.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 10	8% SERIES J CONVERTIBLE PREFERRED STOCK

On September 10, 2007, the Company entered into a securities purchase agreement under which the Company for $17,750,000 sold to private investors 17,750 shares of 8% Series J Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 6,715,218 shares of common stock.

Each share of Preferred Stock has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the option of the holders at $1.2158 per share (a total of 14,599,441 shares of common stock at December 31, 2007), subject to anti-dilution provisions and other limitations. The Company’s shareholders approved the transaction at the Company’s annual meeting on November 29, 2007. Subject to certain conditions, the Company can force conversion of the Preferred Stock if the 20 consecutive trading day volume weighted average price of the common stock is at least $3.6474. The Preferred Stock pays cumulative dividends at the annual rate of 8%. Dividends are payable in cash, provided that in certain circumstances the Company may elect to pay dividends in shares of common stock valued at 90% of the then 20 day consecutive trading day volume weighted average price. The Company must redeem the Preferred Stock at the original issue price plus accrued dividends on September 11, 2011, or earlier on the occurrence of certain default events. Accordingly, the carrying value of the preferred stock is included in non-current liabilities in the condensed consolidated balance sheets. The Securities Purchase Agreement among other things also limits borrowings by the Company and the issuance of additional series of preferred stock by the Company.

The warrants are exercisable commencing March 11, 2008 and ending on March 11, 2013 at $1.2158 per share subject to anti-dilution provisions and other limitations. The warrants may in certain circumstances be exercised on a cashless basis, i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price.

The Company, based on relative fair value, initially recorded additional paid-in capital of $7.2 million relating to a beneficial conversion feature of the preferred stock and the fair value of the warrants with the remaining $10.5 million of the proceeds recorded as a long-term liability. As a result, dividends on the preferred stock are charged as interest expense. Related issuance costs of $1.1 million, classified as other assets on the condensed consolidated balance sheets, are amortized to interest expense over the term of the preferred stock. In addition, debt discount is being accreted based on the redemption price and charged to interest expense over the term of the preferred stock.

The Company has filed a registration statement to register certain shares of common stock issuable as dividends and upon conversion of the Preferred Stock. The registration statement was declared effective on January 8, 2008. The Company is required, no later than the earliest practical date on which the Company is permitted by SEC Guidance, to file a registration statement for the balance of the shares of common stock issuable as dividends, upon conversion of the Preferred Stock and upon exercise of the warrants.

Note 11	SHORT-TERM BORROWINGS

On July 27, 2007, the Company entered into a loan and security agreement with Gerber Finance Inc. (“Lender”). Under the agreement, the Company may, on a revolving basis and at Lender’s discretion, borrow from Lender, against eligible receivables and eligible inventory under a formula set forth in the agreement, up to a maximum of $5,000,000 at any time. Borrowings bear interest at the prime rate plus 3% (10.25% at December 31, 2007) and are secured by a security interest in all of the assets of the Company. The agreement also provides for various fees and expenses payable by the Company to Lender. The term of the agreement expires on June 29, 2009, or earlier on certain defaults, including the breach of designated financial covenants.

In the agreement, the Company covenanted among other things that without Lender’s consent it will not (i) borrow (other than from Lender) more than $3 million at any time outstanding, (ii) declare or pay dividends on its common stock or repurchase its common stock, or (iii) enter into any merger or purchase or sale of stock or assets or joint venture transaction, or into any similar transaction, unless the effective purchase price or capital or other contribution is valued at not more than $15 million. As of December 31, 2007, the Company had borrowed $1.7 million from the Lender.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 11	SHORT-TERM BORROWINGS (continued)

At December 31, 2007, the Company was in default of certain financial covenants under the Agreement. On February 8, 2008, the Lender waived these defaults in an amendment to the loan and security agreement that, among other things, also amended the Company’s financial covenants. In consideration, the Company will pledge $1.0 million as cash collateral. If the Company fails to satisfy the amended financial covenants, then unless the Company obtains a further waiver, the Company will be required to apply a portion of its cash to the repayment of the then outstanding principal that it owes to the Lender, together with interest and fees.

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

Financial data by segment was as follows (000’s):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Net sales
Ingredients Group	$1,737	$1,662	$3,626	$3,221
Branded Products Group	10,997	7,306	20,940	10,293

Sales to external customers	12,734	8,968	24,566	13,514
Other revenues	275	137	640	273

Total revenues	$13,009	$9,105	$25,206	$13,787

Income (loss) before income taxes
Ingredients Group	$999	$946	$2,072	$1,698
Branded Products Group	(1,948)	(2,152)	(5,205)	(4,272)
Unallocated corporate expenses	(2,867)	(3,470)	(4,733)	(6,211)

Loss before income taxes	$(3,816)	$(4,676)	$(7,866)	$(8,785)

Unallocated corporate assets	$45,324	$40,190

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on July 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50  percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open, and determined there was no material impact on the condensed consolidated financial statements.

At July 1, 2007, the Company had federal and state net operating loss carryforwards, or “NOLs,” of approximately $38.2 million which are due to expire through fiscal 2027. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986. Due to the uncertainty related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax asset related to the NOL’s by an equivalent valuation allowance at December 31, 2007.

The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt interest rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. The Company believes that it has not gone through an ownership change as of December 31, 2007 that would cause its NOLs to be subject to the Section 382 Limitation.

Note 14	STOCKHOLDER'S EQUITY

On November 29, 2007 at the Company's Annual Meeting, the shareholders of Nutrition 21, Inc. approved an increase in the number of authorized shares of common stock from 100,000,000 shares to 150,000,000 shares.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Revenues

Net sales of the Ingredient Products Group were $1.7 million for both the three month periods ended December 31, 2007 and 2006, respectively.

Net sales of the Ingredient Products Group were $3.6 million and $3.2 million for the six months ended December 31, 2007 and 2006, respectively. Sales of chromium picolinate remain stable versus a year ago.

Net product sales of the Branded Products Group were $11.0 million for the three month period ended December 31, 2007 compared to $7.3 million for the same period a year ago. Net product sales through the direct response channel were $7.2 million compared to $5.9 million in the same period a year ago. Branded product sales to retailers were $3.8 million compared to $1.4 million in the same period last year. The increase in sales is due primarily to increased customer awareness, increased distribution to the retail channel and continued acceptance of our brands.

Net product sales of the Branded Products Group were $20.9 million and $10.3 million for the six months ended December 31, 2007 and 2006, respectively. With the acquisition of IH in August 2006, net product sales through the direct response channel were $16.0 million compared to $7.9 million last year. Net product sales through our retail channel were $4.9 million compared to $2.4 million last year. Expanded distribution, the introduction of new products, as well as increased customer awareness account for the majority of the increase.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other revenues were $0.3 million and $0.1 million in the three month periods ended December 31, 2007 and 2006, respectively.

Other revenues were $0.6 and $0.3 million in the six month periods ended December 31, 2007 and 2006, respectively.

Cost of revenues

Cost of revenues for the Ingredients Products Group were $0.5 million for both of the three month periods ended December 31, 2007 and 2006, respectively.

Cost of revenues for the Ingredients Products Group for the six month periods ended December 31, 2007 and 2006, was $1.1 million, respectively.

Cost of revenues for the Branded Products Group were $3.5 million for the three month period ended December 31, 2007 compared to $2.4 million in the same period a year ago. The increase is due to product cost associated with increased sales through the direct response channel ($0.3 million) as well as the cost of branded products sold to retailers ($0.8 million).

Cost of revenues for the Branded Products Group were $6.9 million for the six months ended December 31, 2007 compared to $3.4 million for the six months ended December 31, 2006. The cost of products sold through the direct response channel was $4.9 million, an increase of $2.4 million when compared to the six months ended December 31, 2006, due primarily to increased sales. The cost of products sold to retailers was $2.0 million compared to $0.9 million in the year ago period. Expanded products, increases in retail product sales and product mix were the primary reasons for the increase.

Advertising and Promotion Expenses (“Advertising”)

Advertising expenses for the Branded Products Group for the three months ended December 31, 2007 were $9.6 million compared to $7.1 million in the comparable period a year ago. Advertising to support our retail products increased $2.5 million to $5.0 million when compared to the same period a year ago, primarily due to costs associated with radio promotions. Advertising to support direct response was $4.6 million in both periods. The increased spend in the retail segment was primarily to support our Iceland Health and Chromax productsealth and ChrH.

Advertising expenses for the Branded Products Group for the six months ended December 31, 2007 were $19.3 million compared to $11.3 million for the six month period ended December 31, 2006. Advertising to support our retail products increased $3.4 million to $8.8 million when compared to the same period a year ago. Advertising to support direct response increased $4.6 million to $10.5 million when compared to the six months ended December 31, 2006. The increased spend in direct response primarily reflects the full impact of the acquisition of Iceland Health in the six months ended December 31, 2007.

Fluctuations in the Ingredients Product Group for advertising in the three and six month periods were not material.

Corporate Expenses

Corporate expenses for the three month period ended December 31, 2007 were $2.9 million compared to $3.5 million in the comparable period a year ago. The decrease is primarily due to a reduction in legal fees ($0.8 million), a decrease in the amortization of intangible assets ($0.4 million), partially offset by an increase in interest expense ($0.8 million) related to our financings.

Corporate expenses for the six months ended December 31, 2007 were $4.7 million compared to $6.2 million in the same period a year ago. The decrease is primarily due to lower legal fees associated with an infringement lawsuit ($1.1 million), lower amortization of intangibles ($0.6 million) partially offset by increased costs associated with our financings ($0.4 million).

Net Loss

Net loss for the three month period ended December 31, 2007 was $4.0 million compared to $4.7 million in the comparable period a year ago. Increased revenues partially offset by increased advertising and promotion expenditures account for the majority of the improvement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss for the six months ended December 31, 2007 was $8.0 million compared to $8.8 million in the comparable period a year ago. Increased revenues of $11.4 million were partially offset by increases in advertising and promotion expenditures of $8.0 million as well as increases in other operating costs of $1.8 million. In addition, expenditures associated with our financings of $0.8 million negatively impacted the net loss for the six month period.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2007 were $9.5 million compared to $3.4 million at June 30, 2007.

During the six month period ended December 31, 2007, net cash of $12.0 million was used in operating activities, compared to $3.3 million in the comparable period a year ago. Increases in operating assets and liabilities in the current period compared to last year ($6.4 million) were partially offset by a smaller net loss as well as proceeds from the settlement of a patent infringement lawsuit $2.6 million in the prior period which did not recur.

During the six month period ended December 31, 2007, net cash used in investing activities was $0.3 million compared to $4.8 million of cash provided by investing activities in the comparable period a year ago. In the prior period, the Company redeemed $5.5 million of investments available for sale and used $0.4 million, net of cash acquired, for the purchase of Iceland Health, Inc.

During the six month period ended December 31, 2007, net cash provided by financing activities was $18.5 million. On September 10, 2007, the Company entered into a Securities Purchase Agreement under which the Company sold 17,750 shares of 8% Series J Convertible Preferred Stock and warrants to purchase 6,715,218 shares of common stock. The Company received net proceeds of $16.7 million. In addition, on July 27, 2007, the Company entered into a Loan and Security Agreement to borrow up to a maximum of $5.0 million. At December 31, 2007, the Company had borrowed $1.7 million.

Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe that, going forward, cash generated from operations, together with our current cash balance and borrowing capability should be sufficient to satisfy our cash requirements for the next twelve months. Long-term liquidity is dependent upon achieving profitability or raising additional financing.

Future increases in marketing and research and development expenses over the present levels will require additional funds. Also, as discussed in Note 11 to our financial statements, our Lender has waived our failure to satisfy certain financial covenants and we have signed amendments to our agreement with the Lender that, among other things, amend the Company’s financial covenants. If we fail to satisfy the amended financial covenants, then unless we obtain a further waiver, we will be required to apply a portion of our cash to the repayment of the then outstanding principal that we owe to the Lender, together with interest and fees.

The Company intends to seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

Item 4 – Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2007. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

As discussed in our Annual Report on Form 10-K/A for the year ended June 30, 2007, there was a material weakness in our internal control over financial reporting in that the Company’s independent review and knowledge of complex accounting transactions and disclosures (stock options; income taxes; projections for impairment analysis) was inadequate. In light of this material weakness, management has concluded that, as of June 30, 2007, the Company did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has obtained an independent reviewer of its complex accounting transactions.

Other than as described above, there were no significant changes in our internal controls over financial reporting or in other factors during the six month period ended December 31, 2007, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 and are not applicable and have been omitted.

Item 1A – Risk Factors

See Item 1A to Part 1 of the Company’s Form 10-K/A for its fiscal year ended June 30, 2007 that the Company filed on October 24, 2007.

The risk factor that relates to our Nasdaq listing is updated to read as follows:

If we are unable to maintain a Nasdaq listing for our securities the liquidity of our stock will be reduced and investors may be unable to sell them, or may be able to sell them only at reduced prices.

On December 26, 2007, we received written notification from Nasdaq stating that, for the last 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 431(c)(4) (the “Rule”).

In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we have until June 23, 2008 (180 calendar days from the date of the letter) to regain compliance with the Rule. If at any time before June 23, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq Staff will provide written notification that we comply with the Rule. Nasdaq Staff may, in its discretion, require that we maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that we have demonstrated the ability to maintain long-term compliance. If compliance with the Rule cannot be demonstrated by June 23, 2008, Nasdaq Staff will determine whether we meet The Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 431(c), except for the $1.00 minimum bid price requirement. If we meet the initial listing criteria, Nasdaq Staff will notify us that we have been granted an additional 180 calendar day compliance period. If we do not regain compliance, Nasdaq Staff will provide written notification that our common stock will be delisted. At that time, we may appeal the Nasdaq Staff’s determination to delist our common stock to a Nasdaq Listing Qualification Panel.

The liquidity of our common stock will be reduced if our securities fail to maintain a Nasdaq listing. Purchasers of our common stock would likely find it more difficult to sell our common stock, and the market value of our common stock would likely decline.

In addition, if we fail to maintain a Nasdaq listing for our securities, and no other exclusion from the definition of a “penny stock” under the Exchange Act is available, then any broker engaging in a transaction in our securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation. If brokers become subject to the “penny stock” rules when engaging in transactions in our securities, they would become less willing to engage in these transactions, which will make it more difficult for purchasers of our common stock to dispose of their shares.

Should we fail to maintain our Nasdaq listing we may be required to redeem our Series J 8% Convertible Preferred Stock, and should we then or thereafter not be listed on the Bulletin Board we may be required to redeem our Series I 6% Convertible Preferred Stock before maturity at the original issue price.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders of Nutrition 21, Inc. (the “Company”) was held on November 29, 2007. The Meeting covered the election of Directors, the appointment of the Corporation’s independent registered public accounting firm for the fiscal year ending June 30, 2008, approval of an amendment to the Certificate of Incorporation to increase the number of the Company’ authorized shares of common stock from 100,000,000 to 150,000,000, and approval of a transaction in which the Company issued 17,750 shares of Series J 8% Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders (continued)

Each of the following nominees for director was currently serving as a director, and each was elected by the votes indicated.

	Votes For	Withheld

P. George Benson, PhD	49,231,443	1,659,229
John L. Cassis	49,260,527	1,630,145
Warren D. Cooper	49,259,602	1,631,070
John H. Gutfreund	49,095,952	1,794,720
Paul Intlekofer	49,147,447	1,743,225
Peter C. Mann	49,261,882	1,628,790
Marvin Moser, MD	49,250,007	1,640,665

J. H. Cohn LLP (“Cohn”) was serving as the Corporation’s independent registered public accounting firm for the fiscal year ending June 30, 2007, and Cohn’s appointment as the Corporation’s independent registered public accounting firm for the fiscal year ending June 30, 2008 was ratified by a vote of 50,268,282 For; 390,477 Against; and 231,190 Abstentions.

An amendment to the Certificate of Incorporation to increase the number of the Company’ authorized shares of common stock from 100,000,000 to 150,000,000 was adopted by a vote of 45,056,317 For; 5,437,886 Against; and 396,466 Abstentions.

A transaction in which the Company issued 17,750 shares of Series J 8% Preferred Stock was approved by a vote of 20,888,485 For; 1,556,283 Against; and 219,955 Abstentions.

Item 6 - Exhibits

(a)	Exhibits

	10.01	Form of Amendment dated February 8, 2008 to the Loan and Security Agreement dated June 30, 2007.
	10.02	Form of Pledge and Security Agreement dated February 8, 2008.
	10.03	Form of Deposit Account Control Agreement dated February 8, 2008
	31.1	Certifications of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certifications of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NUTRITION 21, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTRITION 21, INC.
Registrant

Date: February 11, 2008	By:	/s/ Paul Intlekofer
Paul Intlekofer
President and
Chief Executive Officer
(Principal Executive Officer)