Form 10-Q
period 2008-03-31
NUTRITION 21 INC
filed 2008-05-12
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common Stock, $0.005 par value per share	62,748,162 shares

NUTRITION 21, INC.

INDEX

PART I	FINANCIAL INFORMATION		PAGE

ITEM 1	Financial Statements

	(a)	Condensed Consolidated Balance Sheets at March 31, 2008
		(unaudited) and June 30, 2007	3 & 4

	(b)	Condensed Consolidated Statements of Operations for the three
		and nine month periods ended March 31, 2008 and 2007
		(unaudited)	5

	(c)	Condensed Consolidated Statement of Stockholders’ Equity for
		the nine month period ended March 31, 2008 (unaudited)	6

	(d)	Condensed Consolidated Statements of Cash Flows for the nine
		month periods ended March 31, 2008 and 2007 (unaudited)	7

	(e)	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2		Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	17

ITEM 3		Quantitative and Qualitative Disclosures
		About Market Risk	20

ITEM 4		Controls and Procedures	20

PART II	OTHER INFORMATION

ITEM 1A		Risk Factors	21

ITEM 6		Exhibits	21

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2008	June 30, 2007
	(unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$1,581	$2,417
Short-term investments	---	1,000
Restricted cash	1,000	---
Accounts receivable (less allowances for doubtful accounts and returns of $678 and $827 at March 31, 2008 and June 30, 2007, respectively)	4,792	1,918
Other receivables	419	344
Inventories	1,205	3,945
Prepaid expenses and other current assets	1,449	1,369
Total current assets	10,446	10,993

Property and equipment, net	77	64

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $25,024 and $23,387 at March 31, 2008 and June 30, 2007, respectively)	1,937	3,271

Goodwill	15,270	14,715

Other intangibles with indefinite lives	5,379	5,379

Other assets	2,058	272

Investments	3,000	---
TOTAL ASSETS	$38,167	$34,694

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2008	June 30, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)	(Note 1)
LIABILITIES

Current liabilities:
Short-term borrowings	$1,808	$--
Accounts payable	5,507	7,085
Accrued expenses	3,493	1,411
Deferred income	1,444	2,929
6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594)	3,162	--
Total current liabilities	15,414	11,425

Long-term debt	2,396	2,342
Deferred income taxes	2,152	2,152

6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594)	--	2,838
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at March 31, 2008)	11,221	--

Total liabilities	31,183	18,757

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 3,594 shares outstanding at March 31, 2008 and June 30, 2007 (see liabilities above); 17,750 shares designated as Series J convertible preferred stock, 17,750 issued and outstanding at March 31, 2008 (see liabilities above)	--	--

Common stock, $0.005 par value, authorized 150,000,000 and 100,000,000 shares; 62,748,162 shares and 60,946,443 issued and outstanding at March 31, 2008 and June 30, 2007, respectively	310	301

Additional paid-in capital	115,154	107,069
Accumulated deficit	(107,480)	(91,433)
Accumulated other comprehensive loss	(1,000)	--

Total stockholders’ equity	6,984	15,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,167	$34,694
See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net sales	$10,891	$15,658	$35,457	$29,171
Other revenues	(71)	107	569	380

TOTAL REVENUES	10,820	15,765	36,026	29,551

COSTS AND EXPENSES

Cost of revenues	6,064	4,790	14,056	9,194
Advertising and promotion expenses	8,568	10,249	28,277	21,933
General and administrative expenses	2,358	1,052	4,767	4,467
Research and development expenses	330	259	844	949
Depreciation and amortization	604	962	1,708	2,593

TOTAL COSTS AND EXPENSES	17,924	17,312	49,652	39,136

OPERATING LOSS	(7,104)	(1,547)	(13,626)	(9,585)

Interest income	95	115	241	375
Interest expense	(1,159)	(760)	(2,649)	(1,766)

LOSS BEFORE INCOME TAXES	(8,168)	(2,192)	(16,034)	(10,976)

Income taxes	7	4	13	10

NET LOSS	$(8,175)	$(2,196)	$(16,047)	$(10,986)

Basic and diluted loss per common share	$(0.13)	$(0.04)	$(0.26)	$(0.19)

Weighted average number of common shares - basic and diluted	62,176,175	59,524,369	61,796,508	56,616,985

See accompanying notes to condensed consolidated financial statements.

.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	$	$	$	$
Balance at June 30, 2007	60,946,443	$301	$107,069	$(91,433)	$ ----	$15,937

Issuance of warrants and beneficial conversion features related to 8% Series J convertible preferred stock	----	----	7,330	----	----	7,330

Issuance of common stock for dividends on Series I preferred stock	221,839	1	161	----	----	162

Issuance of common stock for the purchase of Iceland Health, Inc.	1,500,000	8	(8)	----	----	----

Stock-based compensation expense	----	----	555	----	----	555

Exercise of stock options and warrants	87,755	----	47	----	----	47

Temporary impairment on investments in auction rate securities	----	----	----	----	(1,000)	(1,000)

Cancellations of restricted stock	(133,749)	----	----	----	----	-----

Net loss for the period	----	----	----	(16,047)	----	(16,047)

Balance at March 31, 2008	62,622,288	$310	$115,154	$(107,480)	$(1,000)	$6,984

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(16,047)	$(10,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	29	49
Amortization of intangibles	1,637	2,544
Accretion of preferred stock and amortization of deferred financing costs	1,235	1,366
Accretion of note payable to Iceland Health, Inc.	54	73
Convertible preferred stock dividend paid in common stock charged as interest expense	162	260
Stock-based compensation expense	555	421
Changes in operating assets and liabilities, net of effects from acquisition of Iceland Health, Inc. in 2006:
Accounts receivable	(2,874)	(2,092)
Other receivables	(75)	(122)
Inventories	2,740	(1,775)
Prepaid expenses and other current assets	(80)	(1,404)
Other assets	(748)	--
Accounts payable	(1,632)	3,067
Accrued expenses	2,082	180
Deferred income	(1,485)	1,763
Net cash used in operating activities	(14,447)	(6,656)
Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill, patents and trademarks	(640)	(170)
Purchases of property and equipment	(42)	(7)
Payments for patents and trademarks	(164)	(152)
Increase in restricted cash	(1,000)	--
(Purchase) redemption of investments available-for-sale	(3,000)	7,500
Cash portion of purchase price for Iceland Health, Inc., net of cash acquired	--	(446)
Net cash (used in) provided by investing activities	(4,846)	6,725
Cash flows from financing activities:
Proceeds from stock option and warrant exercises	47	915
Proceeds from private placement of 8% Series J convertible preferred stock, net of issuance costs	16,602	--
Proceeds from short-term borrowings, net	1,808	--
Net cash provided by financing activities	18,457	915
Net (decrease) increase in cash and cash equivalents	(836)	984
Cash and cash equivalents at beginning of period	2,417	2,414
Cash and cash equivalents at end of period	$1,581	$3,398

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K/A filed on October 24, 2007 (the “Form 10-K/A”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The June 30, 2007 balance sheet has been derived from the audited consolidated financial statements included in the Form 10-K/A. Operating results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

We have used significant cash in our operations and we may need to raise additional funds. During the fiscal year ended June 30, 2007 cash used in operations was $10.3 million, and during the nine-month period from July 1, 2007 through March 31, 2008 cash used in operations was $14.4 million. To fund our cash flows and to support the marketing and other expenses we envision, we may need to raise funds. There is no assurance that additional funds will be available on terms favorable to the Company and its stockholders, or at all The Series J preferred stock limits our ability to incur indebtedness and to issue additional preferred stock.

The accompanying unaudited condensed consolidated financial statements include the accounts of Nutrition 21, Inc. and its subsidiaries, including Iceland Health, LLC from August 26, 2006 date of acquisition, collectively the “Company”.

Certain reclassifications have been made to prior year’s financial statement amounts to conform to the current year.

Note 2	INVESTMENTS

At March 31, 2008, the Company reported its auction rate securities (“ARS”) at fair value. All of the Company’s ARSs are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). Beginning in February 2008, the auctions for all of the ARSs then held by us were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2008, we recorded a temporary impairment on our ARSs of $1.0 million, which is reflected in accumulated comprehensive loss in our condensed consolidated balance sheet. We assumed an average maturity of our ARSs in excess of one year due to the lack of liquidity in the ARS market and the long-term remaining duration of the underlying securities; therefore, we have classified these securities as non-current on our March 31, 2008 condensed consolidated balance sheet. In addition to adjusting the carrying value of our ARSs, if our assessment of the valuation adjustment in future periods is other than temporary, we would record an impairment charge through our statement of operations.

Note 3	STOCK-BASED COMPENSATION (continued)

The Company adopted the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”) “Share Based Payments” on July 1, 2005. Since July 1, 2005, stock-based employee compensation cost has been measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The valuation provisions of SFAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

The assumptions used in the Company’s Black-Scholes option pricing model related to stock option grants during the nine months ended March 31, 2008 were expected option life of 5.0 years, volatility factor of 100% and risk-free interest rate of 2.6%. The Company has not paid, nor does it contemplate paying a dividend on its common stock in the near future. As such a 0% dividend yield was used. The pre-vesting forfeiture rate and the years of expected life are based on the Company’s historical option pre-vesting cancellation and employee exercise information, respectively.

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three month and nine month periods ended March 31, 2008 is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 6.6%, based on historical experience.

The Company granted 1,750,000 stock options during the nine month period ended March 31, 2008 with an exercise price equal to the market price at the date of grant with a fair value of $0.8 million based on the market price at the date of grant.

The Company recorded $0.2 million and $0.1 million in stock-based compensation expense for stock options and restricted stock in the three month periods ended March 31, 2008 and 2007, respectively, and $0.6 million and $0.4 million in the nine month periods ended March 31, 2008 and 2007, respectively. Stock-based compensation expense is recorded in general and administrative expenses.

The following is a summary of option activity for the nine month period ended March 31, 2008.

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	4,112	$0.91
Granted	1,750	$0.64
Exercised	(88)	$0.97
Forfeited or expired	(1,197)	$1.15
Outstanding at March 31, 2008	4,577	$0.76	5.8	$0
Exercisable at March 31, 2008	3,312	$0.80	5.8	$0

The total intrinsic value of options exercised during the nine months ended March 31, 2008 was $37 thousand.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

The following is a summary of restricted stock activity for the nine month period ended March 31, 2008.

Restricted Stock	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000's)
Outstanding at July 1, 2007	501	$1.57
Granted	--	--
Exercised	--	--
Forfeited / expired or cancelled	(134)	$1.62
Outstanding at March 31, 2008	367	$1.55	2.1	$--
Exercisable at March 31, 2008	159	$0.77	--	--

Note 4	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the company’s interim financial statements issued after April 1, 2008. The company is evaluating the impact that the adoption of SFAS 159 will have on its condensed consolidated financial statements.

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

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. (“IH”). The Company initially delivered or paid to the former stockholders 8.0 million shares of the Company’s common stock with a fair value of $15.5 million; $1.0 million in cash; and $2.5 million in 5% notes that are due on August 25, 2009. The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trademarks and the goodwill with respect to these names and marks. The Company also agreed to pay to the former stockholders up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the closing exceed $10.0 million. Earn-out payments disbursed are required to be recorded as an additional element of the cost of the acquisition, in accordance with accounting principles generally accepted in the United States of America. Earn-out payments totaled $303 thousand for the nine months ended March 31, 2008 and are recorded as additional goodwill. The Company also agreed to issue to the former stockholders up to 1.5 million additional shares of the Company’s common stock based on a formula related to the volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the first anniversary of the closing. In September 2007, the Company issued to the former stockholders 1.5 million additional shares of the Company’s common stock as the volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the first anniversary of the closing was less than $2 per share. The Company recorded the par value of the shares of $8 thousand and reduced additional paid-in capital by the same amount, but was not required to record any related adjustment to the purchase price.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 5	ACQUISITION OF ICELAND HEALTH, INC. (continued)

The purchase price allocation (as adjusted for earn-out payments) has been determined as follows:

Assets purchased:

Net identifiable tangible assets	$181
Other intangibles with indefinite lives	5,379
Customer relationships	924
Non-compete agreements	375
Goodwill	15,270
Deferred tax liability	(2,152)

Purchase Price	$19,977

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and IH for the nine month period ended March 31, 2007, as if the acquisition had occurred as of the beginning of the period instead of August 26, 2006, after giving effect to certain adjustments. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and IH been a single entity during this period.

Consolidated Pro-forma
Nine Months Ended
March 31,
2007

Total revenues	$33,993

Net loss	$(10,718)

Basic and diluted loss per common share	$(0.19)

Note 6	INVENTORIES

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value. The Company increased its provision for inventory obsolescence ($2.0 million) due primarily to the impending replacement of existing inventory with re-branded merchandise.

Note 7	LOSS PER COMMON SHARE

Diluted loss per common share for the three and nine month periods ended March 31, 2008 and 2007 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (29,655,493 and 13,500,033 shares for the three month periods ended March 31, 2008 and 2007, respectively, and 30,200,387 and 13,452,227 shares for the nine month periods ended March 31, 2008 and 2007, respectively), as the effect of such inclusion would be anti-dilutive. In addition, unvested restricted stock of 367,001 and 500,750 for the three month periods ended March 31, 2008 and 2007, respectively, and 367,001 and 500,750 for the nine months ended March 31, 2008 and 2007, respectively, were not included as the effect of such inclusion would be anti-dilutive.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 8	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended March 31,

	2008	2007
Supplemental disclosure of cash flow information:

Cash paid for income taxes	$57	$10
Cash paid for interest	$204	--
Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payments	$138	$138
Issuance of common stock on conversion of 2,542 shares of Series I convertible preferred stock	---	$2,564
Issuance of common stock for purchase of Iceland Health, Inc.	---	$17,754
Issuance of note payable for purchase of Iceland Health, Inc.	---	$2,282

Note 9	6% SERIES I CONVERTIBLE PREFERRED STOCK

As further explained in Note 8 in the Form 10-K/A, the Company must redeem its 6% Series I convertible preferred stock at the original issue price plus accrued dividends on March 31, 2009 and, accordingly, the carrying values of the preferred stock is included in current liabilities in the consolidated balance sheets. The agreement also provides for early redemption of the preferred stock on the occurrence of certain default events.

Cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company. Common stock dividends are valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company’s common stock) immediately prior to the dividend payment date. For the nine month period ended March 31, 2008, the Company issued 221,839 shares of common stock with a fair value of $162 thousand in lieu of a cash dividend. The Company must redeem any outstanding preferred stock at the original issue price plus accrued dividends on March 31, 2009. At March 31, 2008, the outstanding Series I preferred stock was convertible into 2,956,078 shares of common stock.

Note 10	8% SERIES J CONVERTIBLE PREFERRED STOCK

On September 10, 2007, the Company entered into a securities purchase agreement under which the Company for $17,750,000 sold to private investors 17,750 shares of 8% Series J Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 6,715,218 shares of common stock.

Each share of Preferred Stock has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the option of the holders at $1.2158 per share (a total of 14,599,441 shares of common stock at March 31, 2008), subject to anti-dilution provisions and other limitations. The Company’s stockholders approved the transaction at the Company’s annual meeting on November 29, 2007. Subject to certain conditions, the Company can force conversion of the Preferred Stock if the 20 consecutive trading day volume weighted average price of the common stock is at least $3.6474. The Preferred Stock pays cumulative dividends at the annual rate of 8%. Dividends are payable in cash, provided that in certain circumstances the Company may elect to pay dividends in shares of common stock valued at 90% of the then 20 day consecutive trading day volume weighted average price. The Company must redeem the Preferred Stock at the original issue price plus accrued dividends on September 11, 2011, or earlier on the occurrence of certain default events. Accordingly, the carrying value of the preferred stock is included in noncurrent liabilities in the condensed consolidated balance sheets. The Securities Purchase Agreement among other things also limits borrowings by the Company and the issuance of additional series of preferred stock by the Company.

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

On July 27, 2007, the Company entered into a loan and security agreement (“Agreement”) with Gerber Finance Inc. (“Lender”). Under the Agreement, the Company may, on a revolving basis and at Lender’s discretion, borrow from Lender, against eligible receivables and eligible inventory under a formula set forth in the Agreement, up to a maximum of $5,000,000 at any time. Borrowings bear interest at the prime rate plus 3% (8.25% at March 31, 2008) and are secured by a security interest in all of the assets of the Company. The Agreement also provides for various fees and expenses payable by the Company to Lender. The term of the Agreement expires on June 29, 2009, or earlier on certain defaults, including the breach of designated financial covenants.

In the Agreement, the Company covenanted among other things that without Lender’s consent it will not (i) borrow (other than from Lender) more than $3 million at any time outstanding, (ii) declare or pay dividends on its common stock or repurchase its common stock, or (iii) enter into any merger or purchase or sale of stock or assets or joint venture transaction, or into any similar transaction, unless the effective purchase price or capital or other contribution is valued at not more than $15 million. As of March 31, 2008, the Company had borrowed $1.8 million from the Lender.

At December 31, 2007, the Company was in default of certain financial covenants under the Agreement. As of February 8, 2008, the Lender waived these defaults in an amendment to the Agreement that, among other things, also amended the Company’s financial covenants and the maximum borrowing amount to $2.0 million. In consideration, the Company pledged $1.0 million as cash collateral. If the Company fails to satisfy the amended financial covenants, then, unless the Company obtains a further waiver, the Company will be required to apply a portion of its cash to the repayment of the then outstanding principal that it owes to the Lender, together with interest and fees.

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

The organization structure used by the Company’s chief operating decision maker changed in fiscal 2007 to accommodate the acquisition of IH in August 2006, as well as the increased importance of sales of finished goods to retailers. The Company evaluates the performance of its operating segments based solely on its operating results before income taxes; therefore, assets of the Company are not allocated by segment. Unallocated corporate expenses include executive salaries, research and development expenditures, depreciation, amortization, interest expense, net and external professional fees, such as accounting, legal and investor relations costs.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 12	SEGMENT REPORTING (continued)

Financial data by segment was as follows (000’s):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Net sales
Ingredients Group	$2,034	$2,374	$5,729	$5,595
Branded Products Group	8,857	13,284	29,728	23,576

Sales to external customers	10,891	15,658	35,457	29,171
Other revenues	(71)	107	569	380

Total revenues	10,820	15,765	36,026	29,551

Income (loss) before income taxes
Ingredients Group	1,285	1,597	3,425	3,319
Branded Products Group	(5,027)	(978)	(10,302)	(5,275)
Unallocated corporate expenses	(4,426)	(2,811)	(9,157)	(9,020)

Loss before income taxes	$(8,168)	$(2,192)	$(16,034)	$(10,976)

Unallocated corporate assets	$38,167	$40,008

Assets of the Company are not allocated by segment as the Company’s chief operating decision maker evaluates the performance of a segment based solely on its operating results.

Substantially all of the Company’s revenues are generated in the United States.

Note 13	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on July 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50  percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open, and determined there was no material impact on the condensed consolidated financial statements..

At July 1, 2007, the Company had Federal and state net operating loss carryforwards, or “NOLs,” of approximately $38.2 million which are due to expire through fiscal 2027. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our Federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986. Due to the uncertainty related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax asset related to the NOL’s by an equivalent valuation allowance at March 31, 2008.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 13	INCOME TAXES (continued)

The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt interest rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% stockholders (including specified groups of stockholders who in the aggregate own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. The Company believes that it has not gone through an ownership change as of March 31, 2008 that would cause its NOLs to be subject to the Section 382 Limitation.

Note 14	STOCKHOLDERS’ EQUITY

On November 29, 2007, at the Company’s Annual Meeting, the stockholders of Nutrition 21, Inc. approved an increase in the number of authorized shares of common stock from 100,000,000 shares to 150,000,000 shares.

Note 15	COMPREHENSIVE LOSS

Comprehensive loss includes unrealized losses on our auction rate securities that are classified as available-for-sale securities. The differences between net loss and comprehensive loss for each of these periods are as follows (dollars are in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net loss	$(8,175)	$(2,196)	$(16,047)	$(10,986)
Other comprehensive loss:
Unrealized losses on
available-for-sale securities	(1,000)	---	(1,000)	---

Comprehensive loss	$(9,175)	$(2,196)	$(17,047)	$(10,986)

Note 16	SUBSEQUENT EVENT

On April 7, 2008, the Company and JP Morgan Chase Bank, NA (“Chase”) entered into a six month loan agreement whereby the Company borrowed $3.0 million at LIBOR +0.500 percentage points. The Company pledged $4.0 million of its auction rate securities as collateral.

On March 20, 2008, Paul S. Intlekofer resigned as a director and officer of the Company. On March 28, 2008, the Company entered into an agreement that became effective April 28, 2008, to pay Mr. Intlekofer amounts equal to the salary he would have received from March 20, 2008 through December 31, 2008 had he not resigned and to provide to Mr. Intlekofer health benefits through December 31, 2008. The agreement also provides that Mr. Intlekofer’s vested stock options will be exercisable through December 31, 2008 and that his non-vested stock options have expired.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 17	COMMITMENTS AND CONTINGENCIES

Effective March 21, 2008, Gerard Butler and Michael A. Fink were elected as interim Co-CEOs of the Company and each entered into a six-month Consulting Agreement with the Company that among other things provides for a consulting fee to each of $15,000 per month and the grant to each of a five-year stock option to purchase 250,000 shares of common stock at $0.41 per share.

During the quarter ended March 31, 2008, the Company was able to estimate its potential liability for outstanding litigations related to the FTC's suit against QVC in which the Company is a third-party defendant. Accordingly, the Company established a $0.8 million provision related to a possible settlement.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

Forward-Looking Statements and Risk Factors

This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and similar expressions identify forward-looking statements. Statements that are “forward-looking statements” are based on current expectations and assumptions that are subject to risks and uncertainties. Actual performance and results could differ materially because of factors such as those set forth under “Risk Factors” in Form S-3/A filed with the Securities and Exchange Commission on January 4, 2008 and in Form 10Q filed with the Securities and Exchange Commission on February 11, 2008.

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

Revenues from the Branded Products Group are principally derived from the sale of branded products direct to consumers as well as to food, drug and mass retailers. Revenue, net of an estimate for returns, is recognized when the products are received by the retailers or, if the retailer has the right to return all unsold product, revenue is recognized when the end user takes possession of the product. Upon shipment by the Company, amounts billed to customers with the right to return all unsold product are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the product is sold to the end user.

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

Results of Operations

Revenues

Net sales of the Ingredient Group of $2.0 million for the three month period ended March 31, 2008 were $0.3 million less than the same period a year ago, due primarily to a shortfall in chromium picolinate sales.

Net sales of the Ingredient Group were $5.7 million and $5.6 million for the nine months ended March 31, 2008 and 2007, respectively. Sales of chromium picolinate which declined $0.3 million versus a year ago, were partially offset by license income.

Net product sales of the Branded Products Group for the three months ended March 31, 2008 were $8.9 million compared to $13.3 million in the same period a year ago. Net product sales through the direct response channel of $6.2 million were $2.5 million less than the same period a year ago, due primarily to a shortfall in sales due to fewer long-form television and radio infomercials being run than a year ago. Net product sales to retailers were $2.7 million compared to $4.6 million in the same period a year ago. Last year’s sales included a one-time shipment of Selenomax ($2.7 million) which did not recur this year.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net product sales of the Branded Products Group were $29.7 million for the nine months ended March 31, 2008 compared to $23.6 million in the same period year ago. Direct response sales were $22.2 million compared to $16.6 million in the same period a year ago. Sales through the direct response channel remain strong as we introduce new products to the marketplace. Sales to retailers were $7.5 million compared to $7.0 million in the same period last year. Other revenues for the nine month periods ended March 31, 2008 and 2007 were $0.6 million and $0.4 million, respectively.

Cost of Revenues

Cost of revenues for the Ingredients Product Group was $0.4 million for both of the three month periods ended March 31, 2008 and 2007.

Cost of revenues for the Ingredients Product Group for both of the nine month periods ended March 31, 2008 and 2007 was $1.6 million.

Cost of revenues for the Branded Products Group was $5.6 million for the three month period ended March 31, 2008 compared to $4.3 million in the same period a year ago. Lower product costs associated with lower sales through the direct response channel ($1.2 million) were offset by the cost of branded products sold to retailers ($0.5 million), as well as an increase in the inventory provision ($2.0 million) due to the impending replacement of this inventory with rebranded merchandise.

Cost of revenues for the Branded Products Group was $12.4 million for the nine months ended March 31, 2008 compared to $7.6 million for the nine months ended March 31, 2008. The cost of products sold through the direct response channel was $6.6 million, an increase of $1.4 million when compared to the nine months ended March 31, 2007, due primarily to increased sales. The cost of products sold to retailers was $3.8 million compared to $2.2 million in the year ago period. Product mix was the primary reason for the increase.

Advertising and Promotion Expenses (“Advertising”)

Advertising expenses for the Branded Products Group for the three months ended March 31, 2008 were $8.3 million compared to $10.0 million in the comparable period a year ago, primarily to support our retail products. Advertising to support direct response was $4.4 million compared to $6.5 million in the same period a year ago.

Advertising expenses for the Branded Products Group for the nine months ended March 31, 2008 were $27.6 million compared to $21.2 million for the nine month period ended March 31, 2007. Advertising to support our retail products increased $3.8 million to $12.7 million when compared to the same period a year ago. Advertising to support direct response increased $2.5 million to $14.9 million when compared to the nine months ended March 31, 2007. The increased spend in direct response primarily reflects the full impact of the acquisition of Iceland Health in the nine months ended March 31, 2008.

Fluctuations in the Ingredients Group for advertising in the three and nine month periods were not material.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three month period ended March 31, 2008 were $4.4 million compared to $2.8 million in the comparable period a year ago. The increase is primarily due to a provision for possible legal settlements ($0.8 million), a provision for exit costs related to the previous chief executive officer ($0.3 million), as well as an increase in interest expense ($0.4 million) related to our financings.

Unallocated corporate expenses for the nine months ended March 31, 2008 were $9.2 million compared to $9.0 million in the same period a year ago. The increase is primarily due to the reasons discussed above ($1.5 million), partially offset by lower amortization of intangibles ($0.9 million).

Net Loss

Net loss for the three month period ended March 31, 2008 was $8.2 million compared to $2.2 million in the comparable period a year ago. Lower revenues, an increase in the inventory provision ($2.0 million); one-time charges for legal fees ($0.8 million) and exit costs for the former chief executive officer ($0.3 million), partially offset by lower advertising and promotion expenditures, account for the majority of the change.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss for the nine months ended March 31, 2008 was $16.0 million compared to $11.0 million in the comparable period a year ago. Higher revenues of $6.5 million were offset by increases in advertising and promotion expenditures ($6.3 million) as well as increases in cost of revenues and other operating costs of $3.2 million. In addition, expenditures associated with our financings of $1.0 million negatively impacted the net loss for the nine month period.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at March 31, 2008 were $1.6 million compared to $3.4 million at June 30, 2007.

During the nine month period ended March 31, 2008, net cash of $14.4 million was used in operating activities, compared to $6.7 million in the comparable period a year ago. The increase in the Company’s net loss accounts for the majority of the difference.

During the nine month period ended March 31, 2008, net cash used in investing activities was $4.8 million compared to $6.7 million of cash provided by investing activities in the comparable period a year ago. In the prior period, the Company redeemed $7.5 million of investments available-for-sale and used $0.4 million, net of cash acquired, for the purchase of Iceland Health, Inc.

During the nine month period ended March 31, 2008, net cash provided by financing activities was $18.5 million. On September 10, 2007, the Company entered into a Securities Purchase Agreement under which the Company sold 17,750 shares of 8% Series J Convertible Preferred Stock and warrants to purchase 6,715,218 shares of common stock. The Company received net proceeds of $16.6 million. In addition, on July 27, 2007, the Company entered into a Loan and Security Agreement to borrow up to a maximum of $5.0 million, subsequently amended to a maximum of $2.0 million. At March 31, 2008, the Company had outstanding $1.8 million.

Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete. At March 31, 2008, the company reported its auction rate securities (“ARS”) at fair value. The company’s ARSs are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). Beginning in February 2008, the auctions for all of the ARSs then held by us were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2008, we recorded a temporary impairment on our ARSs of $1.0 million, which is reflected in other comprehensive loss in our condensed consolidated balance sheet. We have assumed an average maturity of our ARSs in excess of one year due to the lack of liquidity in the ARS markets and the long-term remaining duration of the underlying securities; therefore, we have classified these securities as noncurrent on our March 31, 2008 condensed consolidated balance sheet. In addition to adjusting the carrying value of our ARSs, if our assessment of the valuation adjustment in future periods is other than temporary, we would record an impairment charge through our statement of operations.

In addition, on April 7, 2008, the Company and JP Morgan Chase Bank, NA (“Chase”) entered into a six month loan agreement whereby the Company borrowed $3.0 million at LIBOR +0.500 percentage points. The Company pledged $4.0 million of its auction rate securities as collateral.

Future increases in advertising and promotion expenses over the present levels may require additional funds. Also, as discussed in Note 11 to our financial statements, our Lender has waived our failure to satisfy certain financial covenants and we have signed amendments to our agreement with the Lender that, among other things, amend the Company’s financial covenants. If we fail to satisfy the amended financial covenants, then unless we obtain a further waiver, we will be required to apply a portion of our cash to the repayment of the then outstanding principal that we owe to the Lender, together with interest and fees.

If necessary, the Company will seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing.

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

Our management, with the participation of the Co-Chief Executive Officers (CEOs) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2008. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Effective with the Form 10Q for the quarter ended December 31, 2007, the company obtained the services of an independent registered public accounting firm to examine the company’s complex accounting transactions and disclosures and to review its financial reports prior to filing with the Securities and Exchange Commission.

There were no other significant changes in our internal controls over financial reporting or in other factors during the nine month period ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 and are not applicable and have been omitted.

Item 1A - Risk Factors

See Item 1A to Part 1 of the Company’s Form 10-K/A for its fiscal year ended June 30, 2007 that the Company filed on October 24, 2007.

The risk factor that relates to use of cash and the need to raise funds is updated to read as follows:

We have used significant cash in our operations and we may need to raise additional funds. During the fiscal year ended June 30, 2007 cash used in operations was $10.3 million, and during the nine-month period from July 1, 2007 through March 31, 2008 cash used in operations was $14.4 million. To fund our cash flow and to support the marketing and other expenses we envision, we may need to raise funds. There is no assurance that additional funds will be available on terms favorable to the Company and its stockholders, or at all. The Series J preferred stock limits our ability to incur indebtedness and to issue additional preferred stock.

The following additional risk factor is added:

Illiquidity of Auction Rate Securities. We have invested $4.0 million in auction rate securities that are illiquid under current market conditions and we have borrowed $3.0 million against these securities for six months ending October 7, 2008. We will be negatively impacted if our auction rate securities do not become liquid before this maturity date and we are unable to refinance this borrowing.

Item 6 - Exhibits

(a)	Exhibits

	10.01	Promissory Note dated April 7, 2008 between JP Morgan Chase Bank, NA and Nutrition 21, Inc.
	10.02	Commercial Pledge Agreement dated April 7, 2008 between JP Morgan Chase Bank, NA and
Nutrition 21, Inc.
	10.03	Control Agreement dated April 7, 2008 between JP Morgan Chase Bank, NA and Nutrition 21, Inc.
	31.1	Certifications of the Co- Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certifications of the Co- Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.3	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
	32.1	Certifications of the Co- Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certifications of the Co- Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.3	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NUTRITION 21, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTRITION 21, INC. Registrant

Date: May 12, 2008	By:	/s/ Gerard Butler
Gerard Butler
Co-Chief Executive Officer

/s/ Michael Fink
Michael Fink
Co-Chief Executive Officer