Form 10-K
period 2008-06-30
NUTRITION 21 INC
filed 2008-09-29
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 2008

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
 Common Stock (par value $.005 per share)                                   Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $39,870,018 based on the closing sale price as reported on the NASDAQ Capital Market System.

As of September 21, 2008, there were 64,555,862 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 20, 2008 are incorporated by reference into Part III.

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

PART I

Item 1.  BUSINESS

We are a nutritional bioscience company and the marketer of Chromax® chromium picolinate products and Iceland Health® omega-3 fish oil-based supplements with health benefits substantiated by clinical research.

We hold more than 30 patents for nutrition products and uses. Our portfolio of health and wellness brands includes: Iceland Health® Maximum Strength Omega-3, Iceland Health® Joint Relief, Iceland Health® Advanced Memory Formula(TM), Chromax®, and Diabetes Essentials®. We also make private label supplements and ingredients for third parties. Our products are sold nationally through more than 29,000 major food, drug and super center stores as well as internationally.

Our core business strategy is to create and develop branded nutritional supplement products based on identified consumer needs. We then support these products with extensive marketing initiatives. Our products are distributed through mass retailers and direct to consumers.

We have enjoyed significant success in our direct response business with Iceland Health brands, which are premium quality and uniquely positioned products. They are supported with significant advertising investment which generates high consumer awareness.

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

History of the Company

The Company is a New York corporation that was incorporated on June 29, 1983 as Applied Microbiology, Inc. Prior to 1995 the Company focused on the development and commercialization of antibacterial technologies for new drugs. The Company subsequently licensed these technologies to third parties. Beginning in 1995, the Company shifted its focus to developing and marketing nutrition products and ingredients. In 1997 the Company acquired a comprehensive chromium-based patent portfolio based on a picolinate form of chromium that was invented and researched by the United States Department of Agriculture. In 1999, the Company acquired the Lite Bites consumer product line from Optimum Lifestyles, Inc. In August of 2003, the Company discontinued its investment in the Lite Bites product line. In 2006, the Company acquired Iceland Health and its exclusive rights until 2015 to market and sell in the US omega-3 fatty acids produced with a proprietary distillation process by an Icelandic company.

The Company’s Products

The Chromium Franchise

The Company currently sells chromium picolinate under its Chromax® trademark to vitamin supplement and food manufacturers and marketers as well as directly to retailers for its patented uses in human and animal nutrition products. Finished products that incorporate chromium picolinate are marketed to enable consumers to supplement their requirements for essential dietary chromium needs. Daily doses typically range between 50-1,000 mcg.

The function of insulin, the body’s master metabolic hormone, is in part dependent on chromium that must be supplied through diet or supplementation. Recognizing that a number of the signs and symptoms of diabetes are shared in common with chromium deficiency, a 1999 Congressional mandate urged the National Institutes of Health’s Office of Dietary Supplements (ODS) and the USDA to further evaluate the role of chromium in diabetes. An ODS November 1999 Chromium and Diabetes Workshop Summary prioritized the research questions that had to be resolved in order to evaluate chromium’s potential role in preventing and/or mitigating diabetes management. In December 2004, Congress passed an Appropriations bill that included Report Language that “chromium picolinate can restore normal glucose metabolism by enhancing insulin sensitivity,” and that encouraged the National Center for Complementary and Alternative Medicine (NCCAM) to expand its chromium research.

According to the American Diabetes Association, 23.6 million people suffer from diabetes; it is the sixth leading cause of death in the U.S. and one of the most costly health problems. Insulin resistance is thought to be a precursor to diabetes and is estimated to affect one in five Americans according to the Journal of American Dietetic Association, February 2004.

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

The United States Government, acting through the National Institutes of Health-National Toxicology Program (“NTP”), has independently evaluated the safety of chromium picolinate with government approved tests. In 2002 and 2008, the NTP did not find any significant safety concerns related to chromium picolinate, even at high doses.

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

Several researchers have questioned the safety of chromium picolinate. In 1995 and 2002, a research group headed by Dianne Stearns, Ph.D. (Dartmouth College and Northern Arizona University) administered chromium picolinate in a laboratory to Chinese hamster ovary cell lines, and in 2003 another research group headed by John Vincent, Ph.D. (University of Alabama) administered chromium picolinate to fruit flies. Both reported safety concerns. The Company engaged an independent contract research organization, BioReliance Corporation, and replicated the studies conducted by Stearns using Chromax chromium picolinate following internationally accepted procedures. BioReliance Corporation found Chromax chromium picolinate to be safe. This study was published in Mutation Research, 2005. Experts have advised that fruit fly studies do not predict results in humans. The United States Government, acting through the National Institutes of Health-National Toxicology Program (“NTP”), has independently evaluated the safety of chromium picolinate with government approved tests. In 2002 and 2008, the NTP did not find any significant safety concerns related to chromium picolinate, even at high doses.

The Company’s Existing Ingredients Business

Since 1997, the Company’s primary business has been to develop and market proprietary ingredients to the vitamin and supplement market for both human and animal applications. Today, Chromax chromium picolinate is the Company’s primary ingredients product.

The Company’s ingredient customers manufacture and distribute chromium picolinate as a stand-alone chromium supplement marketed either under their own private labels or for their vitamin, mineral and supplement lines.

Use of the Company’s chromium picolinate, which includes a license from the Company under its patents, is required for all products that consist of or contain chromium picolinate sold in the US for glucose control and its derivative benefits, including cholesterol control and improved body composition, established uses for chromium as chromium picolinate. Beginning in 2006, Nutrition 21 began to limit the sale of chromium picolinate for inclusion in stand-alone products, and began to supply the private label needs of retailers.

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

During each of the fiscal years ended June 30, 2008, 2007 and 2006 respectively, ingredient sales of Chromax chromium picolinate accounted for more than 16%, 18% and 86% of the Company's total revenues.

In fiscal year 2008, three customers accounted for 20% of the Company’s total revenues, while in fiscal year 2007, two customers accounted for 14% of the Company’s total revenues. In fiscal year 2006, two customers accounted for 30% of the Company’s total revenues.

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

Diabetes Essentials® nutrient based product line specifically formulated for people with type-2 diabetes

The Company is also commercializing Diabetes Essentials® as a nutritional complement to medical treatment for people with type 2 diabetes. The lead product is Diachrome® specially formulated to provide advanced nutritional support for people with type 2 diabetes, offering a unique dual effect on blood sugar and heart health.

Research conducted at Johns Hopkins University has suggested that there is a direct link between low chromium levels and the occurrence of cardiovascular disease and research conducted at the Harvard School of Public Health has further suggested that there is a direct link between low chromium levels and the occurrence of cardiovascular disease in people with diabetes. Diachrome combines Chromax® chromium picolinate (to aid in healthy insulin function) with the B vitamin biotin (for healthy insulin regulation). Studies published in medical journals such as The American Journal of Medical Science and Diabetes Technology and Therapeutics support the benefits of this combination in the regimen of people with type 2 diabetes.

In a clinical study of men and women with type 2 diabetes, Diachrome, the once-daily doctor-recommended supplement, was taken in addition to oral, anti-diabetic prescriptions. The results showed that the addition of Diachrome promoted healthy blood sugar after only 90 days. It was also found that Diachrome significantly benefited those who have high baseline A1c, fasting plasma glucose and lipid levels.

For a number of years, Diachrome has been studied for its potential as a safe and effective support to diabetes care. A growing body of scientific evidence indicates that Diachrome’s unique ingredient combination has positive effects on insulin function, blood glucose and lipid metabolism.

The nutrient based line is available in easy-to-swallow capsules or convenient Nutrition To Go drink packets. The line is being sold nationally at drug and food retailers.

Iceland Health Omega-3 based franchise

In August 2006, the Company acquired Iceland Health, Inc., which has developed a leading brand position in the omega-3 market, one of the fastest growing categories in the supplement industry since 2003. Iceland Health has the exclusive U.S. right until 2015 to market and sell fish oil manufactured by an Icelandic company to pharmaceutical standards utilizing a patented distillation process to remove toxins and dioxins. The Company primarily markets omega-3 products through direct response channels including TV infomercials, radio, print, direct mail, and Internet e-commerce, and has also begun to market these products into the retail distribution channel. Iceland Health products are sold nationally in over 29,000 food, drug and supercenter stores. Within one year of retail sales Iceland Health Omega-3 and Iceland Health Joint Relief are each in the top 20 branded SKUS in their respective segments of the Drug Channel.

Product Development

We are continuing to research and develop new Iceland Health® brand extensions, two of which have recently been launched in major retail chains, including Walgreens, Rite Aid and CVS.

The first of these new products, Iceland Health® Omega-3 Cholesterol Health, helps lower bad (LDL) cholesterol by up to 15% and promotes healthy cholesterol and cardiovascular health.

The second of these products, Iceland Health® Joint Relief Plus SLEEP Support offers consumers the same superior benefit of improving joint mobility and flexibility as our current Joint Relief product, along with the added benefit of melatonin to promote a 100% drug-free uninterrupted sleep.

The Company holds patents for several other novel nutrition compounds and uses that provide additional product opportunities for development and commercialization that address additional age-related health care concerns. Nutrition 21 plans to market these products in the future once the Chromax, Diachrome and Iceland Health products are established at retail.

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

Research and Development

During the fiscal years ended June 30, 2008, 2007 and 2006, the Company spent approximately $0.9 million, $1.2 million and $1.5 million, respectively, on research and development. The Company’s research and development program is based on chromium and seeks to discover and substantiate the efficacy and safety of ingredients and products that have a significant nutritional therapeutic value to consumers. The primary research focus over the past few years has been in the area of diabetes, cardiovascular health, and mental health. Discovering the mechanism of action of chromium picolinate and further confirming the beneficial effects of chromium picolinate in people with diabetes have been critical objectives, as well as further differentiating chromium picolinate’s clinical effects versus other forms of chromium.

This research effort has enabled the Company to identify patentable new combinations of chromium and new uses for chromium, and new food systems that can be enhanced by the inclusion of its ingredient systems.

Clinical Studies, Presentations and Publications

The Company from time to time provides funding for clinical studies of its products to evaluate safety, efficacy and mechanism of action, and in other instances supplies chromium picolinate and other products for use in studies for which it provides no funding. The Company believes that positive results in these studies, whether or not funded by it, provide benefits to the Company by furthering acceptance of its products. The Company also makes presentations at various meetings to share research findings and to gain acceptance of its products. The following information summarizes some of these studies and details of those studies that were funded by the Company. The information also summarizes selected recent presentations and publications that relate to the Company’s products.

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

Studies Completed in 2008:

The Company supplied its Chromax chromium picolinate to Yale - Griffin Prevention Research Center for a clinical study entitled “Chromium Picolinate for Weight Loss.” This study evaluated the effect of supplementation with chromium picolinate on weight loss, abdominal body fat, and cardiovascular risk factors.

The Company supplied its Chromax chromium picolinate to the University of Cincinnati for a clinical study entitled “Chromium Supplementation in Cognitive Aging.” This study evaluated the effect of supplementation with chromium picolinate on cognitive function in men and women with mild cognitive impairment and age-associated memory impairment.

Presentations and Publications in 2008:

A paper entitled “Chromium picolinate and biotin combination improves glucose metabolism in treated, uncontrolled overweight to obese patients with type 2 diabetes” was published in Diabetes Metabolism Research & Reviews. This paper concluded that the combination of chromium picolinate and biotin, administered as an adjuvant to current prescription anti-diabetic medication, can improve glycaemic control in overweight to obese individuals with type 2 diabetes; especially those patients with poor glycaemic control on oral therapy.

A paper entitled “Chromium picolinate does not produce chromosome damage” was published in Toxicology In Vitro. This paper concluded that chromium picolinate does not induce chromosomal damage in bone marrow cells at single doses of 33, 250 and 2000 mg/kg of body weight and there was no indication of any toxicity of chromium picolinate.

A paper entitled “Chromium picolinate for insulin resistance in subjects with HIV disease: a pilot study” was published in Diabetes, Obesity and Metabolism. This paper concluded that chromium picolinate therapy improved insulin resistance in some HIV-positive subjects.

A paper entitled “Metabolic effects of a novel silicate inositol complex of the nitric oxide precursor arginine in the obese insulin-resistant JCR:LA-cp rat” was published in Metabolism. This paper concluded that that the arginine silicate inositol complex is absorbed efficiently, raising plasma arginine levels, and is more biologically effective than the free amino acid hydrochloride.

A poster presentation entitled “Effects of chromium histidinate supplementation on insulin sensitivity and lipid profile in rat models of insulin resistance and of type 2 diabetes” was given at the Experimental Biology Conference (FASEB). This presentation reported that chromium histidinate is well absorbed and is efficacious.

A poster presentation entitled “Chromium Supplementation Enhances Cerebral Activation in Older Adults With Early Memory Changes” was given at the annual meeting of the American Neuropsychiatric Association. This presentation reported that supplementation with chromium picolinate in older adults with early memory changes may enhance cognitive inhibitory control and speed of processing and associated cerebral function.

A poster presentation entitled “Improved cognitive-cerebral function in age-related memory decline with chromium supplementation,” was given at the annual meeting of the American College of Neuropsychopharmacology. This presentation reported that supplementation with chromium picolinate in older adults with early memory changes may enhance cognitive inhibitory control and speed of processing and associated cerebral function.

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

The Company received FDA approval for a qualified health claim. On August 25, 2005, the FDA recognized chromium picolinate as a safe nutritional supplement that may reduce the risk of insulin resistance and possibly type 2 diabetes. The FDA concluded:

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

Patents

Nutritional Patents

Our significant patents consist of:

• two method of use patents that expire in March 2009 that cover the method of use in low doses of chromium picolinate for improving body composition and glucose stabilization and one method of use patent that expires in December 2009 that covers the use of chromium picolinate for cholesterol maintenance,

• another method of use patent that expires in 2015 and covers the use of high doses of chromium picolinate for glucose stabilization,

• four patents that expire in 2017 and cover the use of chromium for relieving the symptoms of depression and pre-menstrual syndrome,

• two composition of matter patents that expire in 2017 and cover chromium picolinate and biotin compositions and their use for stabilizing serum glucose,

• one composition of matter patent that expires in 2017 and covers a composition of chromium picolinate and other ingredients and its use for improving body composition,

• twelve other chromium-based patents that expire in 2017, 2018 and 2021 that cover a range of compositions and uses for which we do not offer products, and

• one composition of matter patent that expires in 2019 that covers a composition of chromium histidinate.

We have also applied for 7 other United States patents relating to improving insulin sensitivity, improving cognitive function, improving immune function, reducing hyperglycemia, and treatment of diabetes, dyslipidemia, hypercholesterolemia and other diseases.

Composition of matter patents protect the manufacture, sale or use of a product. Method of use patents cover the use of a product. Method of use patents are more difficult to enforce since the actual infringer is the person that takes the product for the patented use. In order to enforce a method of use patent against manufacturers or sellers, the patent owner must prove contributory or induced infringement, which is more difficult than enforcing a composition of matter patent.

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

Pharmaceutical Patents

The Company owns more than 100 patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction; expression and production of recombinant lysostaphin; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; and the use of bacteriocin compositions in gastrointestinal healthcare. These patents are licensed to Biosynexus Incorporated, and ImmuCell Corporation as set forth under ”Pharmaceutical Products Licensed to Third Parties.”

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

Supply and Manufacturing

We rely on outside suppliers to formulate, manufacture and package our products. We do not have long-term agreements with any of our suppliers other than our manufacturer in Iceland. We acquire omega-3 fatty acids that are sold as Iceland Health Omega 3 from the manufacturer in Iceland under an agreement that gives us the exclusive right until 2015 to import omega-3 fatty acids from this manufacturer and to distribute this product in the United States. We plan to negotiate an extension of the exclusivity with the manufacturer beyond 2015. These products are identified on packaging as “coming from Iceland.”

We purchase omega-3 fatty acids for our Iceland Health Joint Relief product from various suppliers in the United States, on a purchase order basis, for sale in packaging that does not identify the product as “coming from Iceland.” Should our manufacturer in Iceland fail to adequately supply us at any time, we believe that we can, with some disruption, purchase additional omega-3 fatty acids from our current or other suppliers in the US, but we may be adversely affected by our inability to identify these products as “coming from Iceland.”

We purchase our chromium and related compounds on a purchase order basis from several suppliers, but our business may nevertheless be disrupted if we are required to change a significant supplier.

All of the Company’s suppliers comply with GMPs (Good Manufacturing Practices) for nutritional supplements.  GMP is a system of procedures and documentation written or analytical, to assure our products contain the appropriate strength, quality, composition and purity which they purport to have.

Employees

As of June 30, 2008, the Company had 20 full-time employees, of whom 3 were executive employees, 7 were administrative, 8 were engaged in marketing and sales, and 2 were involved in research, process and product development, and manufacturing. The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

Item 1A. RISK FACTORS

An investment in the Company involves the following risks, among others:

Financial Performance and Reporting Risks

We have not been profitable for the last seven fiscal years. We had net losses of $16.942 million, $19.148 million, $10.317 million, $7.044 million, $5.901 million, $10.506 million and $6.011 million for the fiscal years ended on June 30, 2008, 2007, 2006, 2005, 2004, 2003 and 2002, respectively. As a result we have been required periodically to rely on offerings of securities to fund cash shortfalls in our business.

In the fiscal year ending June 30, 2009, we expect to incur approximately $0.3 million of expenses for accretion of debt discount and amortization of debt issuance costs on Series I preferred stock that was issued in fiscal year 2005. In the fiscal years ending June 30, 2009 and 2010, respectively, we expect to incur approximately $2.0 million of expenses for accretion of debt discount and amortization of debt issuance costs and in June 30, 2011, we expect to incur approximately $0.5 million of expenses for accretion of debt discount and amortization of debt issuance costs on Series J preferred stock that was issued in fiscal year 2007. Also, the issuance of additional securities other than common stock may increase these expenses.

We may need to raise additional funds. During the fiscal years ended June 30, 2008, 2007 and 2006, cash used in operations was $14.8 million, $10.3 million and $6.0 million, respectively. To fund any negative cash flow, we may need to raise funds. There is no assurance that additional funds will be available on terms favorable to the Company and its shareholders, or at all. The Series I and J preferred stock agreements limit our ability to incur indebtedness and to issue additional preferred stock.

Illiquidity of Auction Rate Securities. We own $4.0 million of auction rate securities that are illiquid under current market conditions, and have borrowed $3.0 million using these securities as collateral through January 7, 2009. We will be negatively impacted if our auction rate securities do not become liquid before this borrowing or any additional refinancing becomes due.

Claims by an Investor. An investor in shares of the Company’s Series J Convertible Preferred Stock in May and June 2008 claimed by letter that the Company has committed alleged breaches that require the Company among other things to redeem for approximately $23,075,000 all outstanding shares of Series J Preferred Stock, to pay approximately $300,000 of accrued and unpaid dividends on the Series J Preferred Stock, and to make anti-dilution adjustments whereby 21,344,000 shares of Series I and Series J Preferred Stock would be convertible into common stock at $0.41 per share instead of $1.2158 per share, and warrants to purchase 9,628,471 shares of common stock at $1.2158 per share would be adjusted to entitle the holders to purchase 28,551,938 shares of common stock at $0.41 per share. The Company disagrees with the claims of the Investor. In the Company’s opinion the breaches alleged by the Investor do not exist, and the Company has so advised the Investor. For additional information, see the Report on Form 8-K that the Company filed on June 27, 2008.

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

Because a significant portion of our sales is to a small number of retail customers, we are dependent to a large degree upon these customers and their ability to successfully sell our products. In fiscal 2008, three of our mass merchandise retail customers together accounted for approximately 20% of our total revenues, and eight of our mass merchandise retail customers represented approximately 25% of our total revenues. Consistent with industry practice, we do not operate under a long-term written supply contract with our mass merchandise retail customers. Our business would materially suffer if we lost any major mass merchandise retail customer or if our business with a major mass merchandise retail customer were to decrease significantly.

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

Our direct response marketing business requires significant expenditure for the purchase of media advertising and related matters in advance of sales. Growth in our sales of Iceland Health products will be impaired if we do not successfully introduce new products into our mass distribution channels with the support of significant marketing expenditures.

Our advertising and promotion expenses aggregated approximately 71% of total revenues in the fiscal year ended June 30, 2008.

We rely on a limited number of products for the majority of our sales and any reduction in the demand for or availability of these products would have an adverse effect on our sales. Our significant products are limited to Chromax, Diachrome, Iceland Health Omega-3, Iceland Health Joint Relief and Advanced Memory Formula. This narrow line of products puts us at risk of being affected adversely should sales of even a small number of products fail to grow as expected or decline, or should new products not be accepted in the marketplace either initially or not at all. Successful growth of our business depends on our ability to develop and market new products on a continuous basis.

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

In 1995 and 2002, a research group headed by Dianne Stearns, Ph.D. (Dartmouth College and Northern Arizona University) administered chromium picolinate in a laboratory to Chinese hamster ovary cell lines and reported safety concerns. Also, in 2003, a research group headed by John Vincent, Ph.D. (University of Alabama) administered chromium picolinate to fruit flies and reported safety concerns. See “The Chromium Franchise” for recent safety announcements issued by the United States' Food & Drug Administration (FDA), the National toxicology Program (NTP) and the United Kingdom's Food Standards Agency (FSA). However, the Stearns and Vincent studies can nevertheless reduce the marketability of our products. In addition, if in fact safety concerns are well founded for humans, our viability will be affected since a large portion of our revenues is derived from the sale of chromium picolinate for inclusion in nutritional supplement products.

Harmful effects could also result in legal action against us. We have $5.0 million of product liability insurance for the products we currently market and intend to obtain product liability insurance for products we will market in the future. We may not succeed in obtaining additional insurance or obtaining insurance sufficient to cover all possible liabilities.

The United States Government, acting through the National Institutes of Health-National Toxicology Program (“NTP”), has independently evaluated the safety of chromium picolinate with government approved tests. In 2002 and 2008, the NTP did not find any significant safety concerns related to chromium picolinate, even at high doses.

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted. Our Chief Executive Officer, and other key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. The loss or limitation of the cservices of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

If we do not timely take action to overcome the effect of the expiration of our patent rights, or if we do not enforce our patent rights, or are unsuccessful enforcing our patent rights, we will face increased competition. Our significant patents consist of:

• two method of use patents that expire in March 2009 that cover the use in low doses of chromium picolinate for improving body composition and glucose stabilization and one method of use patent that expires in December 2009 that covers the use of chromium picolinate for cholesterol maintenance,

• another method of use patent that expires in 2015 and covers the use of high doses of chromium picolinate for glucose stabilization,

• four patents that expire in 2017 and cover the use of chromium for relieving the symptoms of depression and pre-menstrual syndrome,

• two composition of matter patents that expire in 2017 and cover chromium picolinate and biotin compositions and their use for stabilizing serum glucose,

• one composition of matter patent that expires in 2017 and covers a composition of chromium picolinate and other ingredients and its use for improving body composition,

• twelve other chromium-based patents that expire in 2017, 2018 and 2021 that cover a range of compositions and uses for which we do not offer products, and

• one composition of matter patent that expires in 2019 that covers chromium histidinate.

Our ingredients business accounted for approximately 16% of our revenues in the fiscal year 2008 and, since our ingredients are not branded, this business depends almost entirely on the strength of our patents. Our branded products that are based on chromium picolinate or other patented compounds also benefit from patent protection. We will be materially and adversely affected if, by the expiration date of significant patents, which is March 2009 for our patents for low dose uses of chromium picolinate, we cannot maintain prior revenue levels by reducing prices and increasing unit sales or by developing other formulations of chromium picolinate products to replace any reduction in sales.

We have also applied for 7 other United States patents relating to improving insulin sensitivity, improving cognitive function, improving immune function, reducing hyperglycemia, and treatment of diabetes, dyslipidemia, hypercholesterolemia and other diseases. If we do not obtain patent protection, our ability to develop and market products for these disease states will be adversely affected, since we will be subject to competition on the products we develop. In addition, we expect to incur significant expense for the development and marketing of our cognitive product and we may be adversely affected should our application for a patent for our new cognitive product not be approved. Despite past successes in obtaining patent protection, there is no guarantee a patent will be granted in each instance.

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

We are from time to time faced with competition from companies, including importers, that disregard our patent rights. Companies frequently take calculated risks that we will not sue to enforce our patent rights against them and that we will not prevail in any suits that we do bring. In considering whether to bring a suit, we take into account an estimate of infringing sales and the legal costs of enforcing the patent.

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

We have reached a settlement with QVC that will become effective upon FTC Commissioners’ approval of the QVC’s settlement with the FTC regarding liability for weight loss advertising claims that were made on QVC, Inc. televised shopping programs for Lite Bites, a product that we have since discontinued. We anticipate that any settlement would also resolve potential claims by the FTC against us for these advertising claims. The cost of a settlement has been reserved for in our financial statements. The FTC continues to monitor our advertising and could limit our advertising in ways that could make marketing our products more difficult or result in lost sales.

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

The limited liquidity for our common stock could affect an investor’s ability to sell our shares at a satisfactory price. Our common stock is relatively illiquid. As of September 22, 2008, the Company had approximately 64.6 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 50 trading days ending on that date was 108,493 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

If we are unable to maintain a Nasdaq listing for our securities the liquidity of our stock will be reduced and investors may be unable to sell them, or may be able to sell them only at reduced prices. On December 26, 2007, we received written notification from Nasdaq stating that, for the last 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 431(c)(4) (the “Rule”). On June 24, 2008, we received written notification that if compliance with the Rule cannot be demonstrated by December 22, 2008, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time the Company can appeal and provide a plan to regain compliance. Throughout this period we can regain compliance by maintaining a $1.00 per share bid price for a minimum of 10 consecutive business days. Under certain circumstances, to ensure that we can sustain long-term compliance, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies with Nasdaq's minimum $1.00 bid price requirement.

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

Should we fail to maintain our Nasdaq listing and should we then or thereafter not be listed on the Bulletin Board we may be required to redeem our Series I 6% and Series J 8% Convertible Preferred Stock before maturity at the original issue price.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Since September 1998, the Company has maintained its corporate headquarters pursuant to a seven and one-half year lease at 4 Manhattanville Road, Purchase, New York 10577-2197 (Tel: 914-701-4500). On June 15, 2005, the Company extended the term of the lease of its corporate headquarters to June 30, 2009, at an annual lease rental of $388,040, subject to annual increases over the term of the lease based on increases in certain building operating expenses.

Item 3.  LEGAL PROCEEDINGS

On March 24, 2004, the FTC sued QVC in the U.S. District Court for the Eastern District of Pennsylvania for claims made on QVC for the Company’s Lite Bites products and other products. QVC has in the same lawsuit filed on April 14, 2004, Third-Party Complaints for damages against six parties including the Company (Third-Party Defendants). The Company discontinued the Lite Bites product line in fiscal year 2003. QVC has reached a settlement with the FTC staff that requires FTC Commissioners’ approval. The Third-Party Defendants have reached a settlement with QVC that will become effective upon FTC Commissioners’ approval of the QVC settlement.

U.S. Customs and Border Protection is claiming that Iceland Health underpaid duty on importation of fish oil from Iceland. The Company is contesting the determination.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Matters Relating to Common Stock

The Company's Common Stock trades on the Nasdaq Capital Market System under the symbol "NXXI”.

The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company intends to retain all earnings, if any, for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the foreseeable future. In addition, if dividends on the Company’s Series I and J Preferred Stock are unpaid, the Company is precluded from paying dividends on its Common Stock and any other equity securities.

The following table sets forth the average high and low sales prices as reported by the Nasdaq Market for the Common Stock.

Common Stock

Fiscal Quarter Ended	High	Low

September 30, 2006	$1.87	$1.74
December 31, 2006	$1.65	$1.56
March 31, 2007	$1.82	$1.73
June 30, 2007	$1.83	$1.75
September 30, 2007	$1.00	$0.92
December 31, 2007	$0.71	$0.68
March 31, 2008	$0.46	$0.42
June 30, 2008	$0.47	$0.42

As of September 22, 2008, there were approximately 467 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of its Common Stock is held of record in broker "street names."

Shareholder Rights Plan

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

Selected Statement of	Year Ended June 30,
Operations Data:	2008	2007(1)	2006	2005	2004
Total Revenues	$47,071	$41,177	$10,664	$10,711	$10,232
Operating Loss	(13,426)	(17,439)	(7,687)	(6,619)	(5,854)
Loss Before Income Taxes	(16,928)	(19,134)	(10,305)	(7,025)	(5,833)
Income Tax Provision	14	14	12	19	68
Net Loss	(16,942)	(19,148)	(10,317)	(7,044)	(5,901)
Basic and Diluted Loss per
Common Share	(0.27)	(0.33)	(0.26)	(0.19)	(0.16)

	At June 30,
Selected Balance Sheet Data:	2008	2007	2006	2005	2004

Total Assets	$39,626	$34,694	$23,856	$19,680	$16,367
Long-term Debt	4,185	2,342	—	—	—
Mandatorily Redeemable Preferred Stock	14,864	2,838	4,410	5,324	—
Stockholders' Equity	7,401	15,937	14,540	10,427	12,633
________________________
(1)	Includes the results of operations of Iceland Health LLC since acquisition in August 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto of the Company included elsewhere herein.

Overview

The Company’s revenues are primarily derived from the sale of proprietary and clinically-substantiated nutritional supplements and the grant of patent licenses related to those ingredients to manufacturers and marketers of vitamin and mineral supplements. The fee for the licenses is bundled on an undifferentiated basis with the price that the Company charges for its ingredients.

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

The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

	Fiscal Year Percent of Revenues
	2008	2007	2006
Total Revenues	100%	100%	100%
Cost of revenues*	38.0	33.7	26.4
Advertising and promotion expenses	71.1	81.2	53.5
General and administrative expenses	13.2	15.2	57.6
Research and development expenses	2.0	3.0	14.5
Operating loss	(28.5)	(42.4)	(72.1)
Net loss	(36.0)	(46.5)	(96.7)

*Based upon percent of net sales

Results of Operations

1. Year ended June 30, 2008 vs. year ended June 30, 2007

Revenues

Net sales for the Ingredients Group of $7.7 million in fiscal year 2008 were $0.2 million greater when compared to $7.5 million in fiscal year 2007.

Net sales for the Branded Products Group were $38.6 million in fiscal year 2008 compared to $33.1 million in fiscal year 2007. Net sales through the direct response channel were $28.7 million in fiscal year 2008 compared to $25.9 million in fiscal year 2007, which includes sales of Iceland Health since the acquisition in August 2006. Net sales to retailers was $9.9 million in fiscal year 2008 compared to $7.2 million in fiscal year 2007. Sales of Omega-3 and Joint Relief products which were successfully introduced in the second quarter of fiscal year 2008 in the retail market was the primary reason for the improvement.

Cost of Revenues

Cost of revenues for the Ingredients Products Group were $1.9 million in each of fiscal years 2008 and 2007.

Cost of revenues for the Branded Products Group were $15.7 million in each of fiscal year 2008 compared to $11.8 million in fiscal year 2007. While the cost of revenues sold through the direct response channel was $8.6 million in each of fiscal years 2008 and 2007, cost of products sold through the retail channel was $7.1 million, an increase of $4.5 million when compared to fiscal year 2007. An increase in the inventory provision ($1.6 million) as well as cost of products associated with increased sales to retailers were the primary reasons.

Advertising and Promotion Expenses (“Advertising”)

Advertising for the Ingredients Products Group was $0.9 million for fiscal years 2008 and 2007, respectively. Advertising for the Branded Products Group was $32.6 million in fiscal year 2008 compared to $32.5 million in fiscal year 2007. Expenditures for Advertising in the direct response channel in fiscal year 2008 of $19.0 million were $2.3 million less than fiscal year 2007. Increases in media spending for the retail channel partially offset the reduction.

Unallocated Corporate Expenses

Unallocated corporate expenses comprised of general and administrative expenses, research and development expenses, depreciation and amortization, impairment charges, interest expense, net and license fees for the fiscal year ended June 30, 2008 were $12.2 million compared to $12.6 million for the fiscal year ended June 30, 2007. Increases in interest expense, net of $1.8 million in fiscal year 2008 relating to our financings were offset by lower amortization of intangibles ($1.0 million), no impairment charge for intangible assets in fiscal year 2008 ($0.7 million) and reduced spending for research and development and general and administrative expenses ($0.4 million).

Operating Loss

Operating loss for the fiscal year 2008 of $13.4 million was $4.0 million less than the operating loss in fiscal year 2007 of $17.4 million. Increase in sales to retailers, net of cost of $2.1 million, lower depreciation and amortization expenses of $1.0 million, lower research and development expense of $0.3 million in fiscal year 2008 when compared to fiscal year 2007 and a non-recurring impairment charge in fiscal year 2007 for intangible assets of $0.7 million were the primary reasons for the improvement.

Net Loss

Net loss for the fiscal year 2008 of $16.9 million was $2.2 million less than the fiscal year 2007 net loss of $19.1 million. The improvement in the operating loss of $4.0 million in fiscal year 2008 was partially offset by increased interest expense, net of ($1.8 million) related to our financings.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at June 30, 2008 were $4.8 million compared to $3.4 million at June 30, 2007.

During the year ended June 30, 2008, cash used in operating activities was $14.8 million compared to $10.3 million in the comparable period a year ago. The principal factor contributing to the increase was increased cash expenditures related to the reduction of outstanding payables.

During the year ended June 30, 2008, cash used in investing activities was $4.2 million compared to cash provided of $9.1 million. In the fiscal period ended June 30, 2007, the Company’s net redemptions of its short-term investments amounted to $10.5 million. In the comparable period ended June 30, 2008, the Company purchased $4.0 million of investments and used $1.0 million as collateral.

During the year ended June 30, 2008, net cash provided by financing activities was $21.4 million compared to $1.1 million in fiscal year 2007. The current year period includes net proceeds of $16.6 million from the September 2007 issuance of 8% Series J Convertible Preferred Stock due 2011. In addition, the Company received $3.0 million from a short-term loan from JP Morgan Chase Bank (“Chase”) at LIBOR + 0.500 percentage points, while pledging $4.0 million of its auction rate securities as collateral. At June 30, 2008, the Company had net borrowings of $1.4 million from Gerber Finance Inc. in accordance with its loan and security agreement.

Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete. At June 30, 2008, the company reported its auction rate securities (“ARS”) at fair value. The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). Beginning in February 2008, the auctions for all of the ARS then held by us were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the year ended June 30, 2008, we recorded a temporary impairment on our ARS of $0.3 million, which is reflected in accumulated other comprehensive loss in our consolidated balance sheet. We have assumed an average maturity of our ARS in excess of one year due to the lack of liquidity in the ARS markets and the long-term remaining duration of the underlying securities; therefore, we have classified these securities as noncurrent on our June 30, 2008 consolidated balance sheet. In addition to adjusting the carrying value of our ARS, if our assessment of the valuation adjustment in future periods is other than temporary, we would record an impairment charge through our statement of operations.

If necessary, the Company will seek any necessary additional funding through arrangements with corporate collaborators, through public or private sales of its securities, including equity securities, or through bank financing. There is no assurance that additional funds will be available on terms favorable to the Company and its shareholders, or at all.

Results of Operations

2. Year ended June 30, 2007 vs. year ended June 30, 2006

Revenues

Net product sales for the Ingredients product Group for fiscal year 2007 were $7.5 million, a decrease of $2.5 million when compared to $10.0 million for fiscal year 2006. The termination of certain licensing agreements for bulk ingredients initiated in fiscal year 2006 was the primary reason for the decline.

Net product sales for the Branded Products Group were $33.1 million for the fiscal year 2007 compared to $0.3 million in the same period last year. Sales through the direct response channel, which all occurred in fiscal year 2007 due to the acquisition of Iceland Health, Inc. in August 2006, were $25.9 million. The net product sales to retailers were $7.2 million in fiscal 2007 compared to $0.3 million in fiscal year 2006. Net product sales of branded products continued to improve due primarily to continued customer awareness and expanded distribution.

Other revenues for fiscal year 2007 were $0.5 million compared to $0.3 million in fiscal year 2006.

Cost of Revenues

Cost of revenues for the Ingredients Products Group were $1.9 million in the fiscal year 2007 compared to $2.2 million in fiscal year 2006. The decline in bulk ingredients sales, as well as product mix, were the primary reasons for the decline in product costs.

Cost of revenues for the Branded Products Group were $11.2 million in fiscal year 2007 compared to $0.5 million in fiscal year 2006. Cost of revenues for products sold through the direct response channel were $8.6 million in fiscal year 2007, while the cost of products sold to retailers were $3.1 million in the fiscal year 2007 compared to $0.5 million in fiscal year 2006.

Advertising and Promotion Expenses (“Advertising”)

Advertising for the Ingredients Products Group for fiscal year 2007 were $0.7 million compared to $0.9 million in fiscal year 2006. Continued reductions in sales related activities was the primary reason for the reduction.

Advertising in fiscal year 2007 for the Branded Products Group was $33.8 million compared to $4.8 million in fiscal year 2006. Increased marketing expenditures related to the introduction of branded products combined with the marketing and advertising expenditures associated with selling product through the direct response channel were the primary reasons for the increase.

Unallocated Corporate Expenses

Unallocated corporate expenses in fiscal year 2007 were $13.1 million compared to $12.2 million in fiscal year 2006. Increased amortization of intangible assets ($1.0 million), impairment charge of $0.7 million and a $0.3 million provision for doubtful accounts was partially offset by decreases in research and development expenditures ($0.3 million); lower expense related to accretion of preferred stock and amortization of deferred financing costs ($1.0 million) and lower expenditures for legal services ($0.3 million).

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

Net Loss

Net loss for fiscal year 2007 was $19.1 million compared to $10.3 million for fiscal year 2006. The increased selling and marketing expenditures as well as a noncash impairment charge of $0.7 million noted above was the primary reasons for the increase.

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

•
Property, plant and equipment, patents, trademarks and other intangible assets owned by the Company are depreciated or amortized, over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will generate revenue. Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

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

Contractual Obligations

The Company’s contractual obligations are comprised of an operating lease for its corporate headquarters, a long-term obligation to 6% Series I convertible preferred stockholders, 8% Series J convertible preferred stockholders and an earn-out payment to the former stockholders of Iceland Health, Inc. as follows:

		Payments due by period
		Less than	1 – 3	3 - 5
(in thousands)	Total	One Year	Years	Years

Operating lease obligations	$388	$388	$—	$—
Long-term obligations	$23,844	$3,594	$20,250	$—

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Nutrition 21, Inc. in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Nutrition 21, Inc. in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Nutrition 21, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and based upon this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Management’s Annual Report On Internal Control Over Financial Reporting

Nutrition 21, Inc.’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

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

Effective with the Form 10-Q for the quarter ended December 31, 2007, the Company obtained the services of an independent registered public accounting firm to examine the company’s complex accounting transactions and disclosures and to review its financial reports prior to filing with the Securities and Exchange Commission.

There were no significant changes in our internal controls over financial reporting or in other factors during the three month period ended June 30, 2008 which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Nutrition 21, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2008, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of J.H. Cohn LLP, Nutrition 21, Inc.’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by J.H. Cohn LLP pursuant to temporary rules of the SEC that permit Nutrition 21, Inc. to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements on page F-1 and are filed as part of this annual report.

2.	Financial Statement Schedules

The following financial statement schedule is included herein:

Schedule II – Valuation and Qualifying Accounts

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

NUTRITION 21, INC.

By: /s/ Michael A. Zeher
Michael A. Zeher, President and
Chief Executive Officer

Dated: September 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below, as of September 29, 2008, by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Michael A. Zeher
Michael A. Zeher, President and
Chief Executive Officer

/s/ John H. Gutfreund
John H. Gutfreund,
Chairman of the Board

/s/ P. George Benson
P. George Benson, Director

/s/ John L. Cassis
John L. Cassis, Director

/s/ Warren D. Cooper
Warren D. Cooper Director

/s/ Peter Mann
Peter Mann, Director

/s/ Alan J. Kirschbaum
Chief Financial Officer, Vice
President Finance and Treasury
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBITS

3.01	Certificate of Incorporation (1)

3.01a	Certificate of Amendment to the Certificate of Incorporation (2)

3.01b	Certificate of Amendment to the Certificate of Incorporation (3)

3.01c	Certificate of Amendment to the Certificate of Incorporation (11)

3.01d	Certificate of Amendment to the Certificate of Incorporation (11)

3.01e	Certificate of Amendment to the Certificate of Incorporation (12)

3.01f	Form of Certificate of Amendment of Series I 6% Convertible Preferred Stock, designated as Exhibit 4.2 in the related Form 8-K (24)

3.01g	Form of Certificate of Amendment of Series J 8% Convertible Preferred Stock, designated as Exhibit 4.2 in the related Form 8-K (29)

4.1	Form of Securities Purchase Agreement dated March 31, 2005 between Nutrition 21, Inc. and various investors, designated as Exhibit 4.1 in the related Form 8-K (24)

4.2	Form of Registration Rights Agreement, designated as Exhibit 4.3 in the related Form 8-K (24)

4.3	Form of Common Stock Purchase Warrant, designated as Exhibit 4.4 in the related Form 8-K (24)

4.4	Letter Agreement dated March 9, 2005 with Bristol Investment Group, Inc., designated as Exhibit 4.5 in the related Form 8-K (24)

4.5
Form of Common Stock and Warrant Purchase Agreement May 19, 2006 by and among Nutrition 21, Inc. and investors signing on the signatory pages thereto, designated as Exhibit 4.1 in the related Form 8-K (26)

4.6	Form of Registration Rights Agreement by and among Nutrition 21, Inc. and investors signing on the signatory pages thereto, designated as Exhibit 4.2 in the related Form 8-K (26)

4.7	Form of Warrant issued to investors other than to CD Investment Partners, Ltd., designated as Exhibit 4.3 in the related Form 8-K (26)

4.8	Form of Common Stock and Warrant Purchase Agreement by and between Nutrition 21, Inc. and CD Investment Partners, Ltd., designated as Exhibit 4.4 in the related Form 8-K (26)

4.9	Form of Registration Rights Agreement entered into by and between Nutrition 21, Inc. and CD Investment Partners, Ltd., designated as Exhibit 4.5 in the related Form 8-K (26)

4.10	Form of Warrant issued to CD Investment Partners, Ltd., designated as Exhibit 4.6 in the related Form 8-K (26)

4.11	Form of Letter Agreement by and among Nutrition 21, Inc., C.E. Unterberg, Towbin, LLC and Dresdner Kleinwort Wasserstein Securities LLC, designated as Exhibit 4.7 in the related Form 8-K (26)

4.12	Form of Warrant issued to each of C.E. Unterberg, Towbin, LLC and Dresdner Kleinwort Wasserstein Securities LLC, designated as Exhibit 4.8 in the related Form 8-K (26)

4.13	Form of Securities Purchase Agreement dated September 10, 2007 between Nutrition 21, Inc. and various investors, designated as Exhibit 4.1 in the related Form 8-K (29)

4.14	Form of Registration Rights Agreement, designated as Exhibit 4.3 in the related Form 8-K (29)

4.15	Form of Common Stock Purchase Warrant, designated as Exhibit 4.4 in the related Form 8-K (29)

4.16	Letter Agreement dated August 9, 2007 with CE Unterberg, Towbin (now called Collins Stewart LLC) designated as Exhibit 4.5 in the related Form 8-K (29)

4.17	Form of Common Stock Purchase Warrant with Collins Stewart LLC and Life Science Group, Inc., designated as Exhibit 4.6 in the related Form 8-K (29)

10.01	Form of Incentive Stock Option Plan (8)

10.02	Form of Non-qualified Stock Option Plan (8)

10.02a	Form of 1989 Stock Option Plan (1)

10.02b	Form of 1991 Stock Option Plan (1)

10.02c	Form of 1998 Stock Option Plan (15)

10.24	Exclusive Option and Collaborative Research Agreement dated July 1, 1988 between the Company and the University of Maryland (4)

10.25	Lease dated as of February 7, 1995, between the Company and Keren Limited Partnership (7)

10.26	License Agreement dated as of December 12, 1996 between Licensee Applied Microbiology, Inc. and Licensor Aplin & Barrett Limited. (9)

10.27	License Agreement dated as of December 12, 1996 between Licensee Aplin & Barrett Limited and Licensor Applied Microbiology, Inc. (9)

10.28	Supply Agreement dated as of December 12, 1996 between Aplin & Barrett Limited and Applied Microbiology, Inc. (9)

10.29	Stock and Partnership Interest Purchase Agreement dated as of August 11, 1997, for the purchase of Nutrition 21. (10)

10.30	Sublease dated as of September 18, 1998, between the Company and Abitibi Consolidated Sales Corporation (12)

10.31	Strategic Alliance Agreement dated as of August 13, 1999 between AMBI Inc. and QVC, Inc. (15)*

10.32	Asset Purchase Agreement made as of December 30, 1999, by and between ImmuCell Corporation and AMBI Inc. (16)

10.33	License Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.34	License and Sublicense Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.35	Amended and Restated By-laws, and Rights Agreement adopted September 12, 2002 (20)

10.36	Amendment No. 1 to the Amended and Restated By-laws (27)

10.37	Nutrition 21, Inc. 2001 Stock Option Plan. (21)

10.38	Nutrition 21, Inc. 2002 Inducement Stock Option Plan. (21)

10.39	Nutrition 21, Inc. Change of Control Policy adopted September 12, 2002. (21)

10.40	Nutrition 21, Inc. 2005 Stock Plan (23)

10.41	Agreement and General Release and Waiver entered into as of November 30, 2005 between Nutrition 21, Inc. and Gail Montgomery (25)

10.42	Loan and Security Agreement between Gerber Finance, Inc. as Lender and Nutrition 21, LLC and Iceland Health, LLC as Co-Borrowers (28)

10.43	Nutrition 21, Inc. Guarantee (28)

10.44	Nutrition 21, LLC Guarantee (28)

10.45	Iceland Health, LLC Guarantee (28)

10.46	Amended and Restated Merger Agreement for the purchase of Iceland Health, Inc. dated as of August 25, 2006 (30)

10.47	Agreement and General Release and Waiver entered into as of April 28, 2008 between Nutrition 21, Inc. and Paul Intlekofer (31)

23.1	Consent of J.H. Cohn LLP (32)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (32)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (32)

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

32.2	Certification of Chief financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

(1)	Incorporated by reference to the Company's Report on Form 10-K for 1991.

(2)	Incorporated by reference to the Company's Report on Form 8-K dated September 4, 1992.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated August 8, 1996, file No. 333-09801.

(4)	Incorporated by reference to the Company's Report on Form 10-K for 1988.

(5)	Incorporated by reference to the Company's Report on Form 10-K for the fiscal period January 31, 1992 through August 31, 1992.

(6)	Incorporated by reference to the Company's Report on Form 10-K for 1994.

(7)	Incorporated by reference to the Company's Report on Form 10-K for 1995.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 originally filed April 15, 1986, file No. 33-4822.

(9)	Incorporated by reference to the Company's Report on Form 8-K dated December 27, 1996.

(10)	Incorporated by reference to the Company's Report on Form 8-K dated August 25, 1997.

(11)	Incorporated by reference to the Company's Report on Form 10-K/A2 for 1997.

(12)	Incorporated by reference to the Company's Report on Form 10-K/A for 1998.

(13)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30. 1998.

(14)	Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1999.

(15)	Incorporated by reference to the Company's Report on Form 10-K for 1999.

(16)	Incorporated by reference to ImmuCell Corporation’s Report on Form 8-K dated January 13, 2000.

(17)	Incorporated by reference to the Company's Report on Form 10-K for 2000.

(18)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31. 2000.

(19)	Incorporated by reference to the Company’s Report on Form 10-K for 2001.

(20)	Incorporated by reference to the Company’s Report on Form 8-K dated September 18, 2002.

(21)	Incorporated by reference to the Company’s Report on Form 10-K for 2002.

(22)	Incorporated by reference to the Company’s Report on Form 10-K/A for 2003.

(23)	Incorporated by reference to the Company’s Report on Form 8-K for 2005.

(24)	Incorporated by reference to the Company’s Report on Form 8-K dated April 4, 2005.

(25)	Incorporated by reference to the Company’s Report on Form 8-K dated December 15, 2005.

(26)	Incorporated by reference to the Company’s Report on Form 8-K dated May 23, 2006.

(27)	Incorporated by reference to the Company’s Report on Form 8-K dated April 30, 2007.

(28)	Incorporated by reference to the Company’s Report on form 8-K dated July 31, 2007.

(29)	Incorporated by reference to the Company’s Report on form 8-K dated September 12, 2007.

(30)	Incorporated by reference to the Company’s Report on form 8-K dated April 29, 2006.

(31)	Incorporated by reference to the Company’s Report on form 8-K dated April 29, 2008.

(32)	Filed herewith.

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

JUNE 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheets of Nutrition 21, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2008. Our audits also included the 2008, 2007 and 2006 consolidated financial statement schedule listed in the Index in Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. and subsidiaries as of June 30, 2008 and 2007, and their consolidated results of operations and cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ J.H. Cohn LLP
Roseland, New Jersey
September 29, 2008

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2008	June 30, 2007
ASSETS

Current assets:
Cash and cash equivalents	$4,817	$2,417
Short-term investments	—	1,000
Accounts receivable (less allowances for doubtful accounts and returns of $1,148 and $827 at June 30, 2008 and 2007, respectively)	2,922	1,918
Other receivables	286	344
Inventories	1,014	3,945
Prepaid expenses and other current assets	1,483	1,369
Total current assets	10,522	10,993
Property and equipment, net	69	64
Patents, trademarks and other amortizable intangibles (net of accumulated amortization) of $25,568 and $23,387 at June 30, 2008 and 2007, respectively	1,540	3,271

Goodwill	15,395	14,715
Other intangibles with indefinite lives	5,379	5,379
Other assets	2,981	272
Investments	3,740	—
TOTAL ASSETS	$39,626	$34,694

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2008	June 30, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Short-term borrowings	$3,000	$—
Accounts payable	4,221	7,085
Accrued expenses	2,575	1,411
Deferred income	1,228	2,929
6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594 at June 30, 2008)	3,270	—
Total current liabilities	14,294	11,425

Long-term debt	4,185	2,342
Deferred income taxes	2,152	2,152
6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594 at June 30, 2007)	—	2,838
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at June 30, 2008)	11,594	—

Total liabilities	32,225	18,757
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 3,594 shares outstanding at June 30, 2008 and 2007, (see liabilities above); 17,750 shares designated as Series J convertible preferred stock, 17,750 issued and outstanding at June 30, 2008 (see liabilities above)	—	—

Common stock, $0.005 par value, authorized 150,000,000 and 100,000,000 shares at June 30, 2008 and 2007, respectively; 63,583,205 and 60,946,443 shares issued and outstanding at June 30, 2008 and 2007, respectively	315	301
Additional paid-in capital	115,721	107,069
Accumulated deficit	(108,375)	(91,433)
Accumulated other comprehensive loss	(260)	—
Total stockholders’ equity	7,401	15,937
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,626	$34,694

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2008	2007	2006

Net sales	$46,363	$40,651	$10,298
Other revenues	708	526	366

TOTAL REVENUES	47,071	41,177	10,664

COSTS AND EXPENSES

Cost of revenues	17,609	13,718	2,722
Advertising and promotion expenses	33,478	33,448	5,704
General and administrative expenses	6,197	6,274	6,144
Research and development expenses	954	1,241	1,546
Depreciation and amortization	2,259	3,257	2,235
Impairment charge for intangible assets	—	678	—

TOTAL COSTS AND EXPENSES	60,497	58,616	18,351

OPERATING LOSS	(13,426)	(17,439)	(7,687)

Interest income	315	440	303
Interest expense	(3,817)	(2,135)	(2,921)

LOSS BEFORE INCOME TAXES	(16,928)	(19,134)	(10,305)

Income taxes	14	14	12

NET LOSS	$(16,942)	$(19,148)	$(10,317)

Basic and diluted loss per common share	$(0.27)	$(0.33)	$(0.26)

Weighted average number of common shares – basic and diluted	61,796,508	57,462,944	40,262,851

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2005	38,156,695	$190	$72,205	$(61,968)	$0	$10,427

Charge for stock appreciation rights and cashless exercise of warrants	75,582	—	97	—	—	97
Conversion of 3,014 shares of Series I convertible preferred stock to shares of common stock	2,316,326	10	2,478	—	—	2,488
Issuance of common stock for dividends on Series I preferred stock	705,875	3	525	—	—	528
Stock based compensation expense	—	—	315	—	—	315
Private placement of common stock	5,555,557	28	9,297	—	—	9,325
Exercise of stock options and warrants	1,973,185	12	1,665	—	—	1,677
Net loss for the year	—	—	—	(10,317)	—	(10,317)
Balance at June 30, 2006	48,783,220	243	86,582	(72,285)	0	14,540

Conversion of 2,992 shares of Series I convertible preferred stock to shares of common stock	2,386,915	12	2,980	—	—	2,992
Issuance of common stock for dividends on Series I preferred stock	196,249	1	321	—	—	322
Stock based compensation expense	—	—	615	—	—	615
Exercise of stock options and warrants	1,079,309	5	1,139	—	—	1,144
Issuance of common stock for the purchase of Iceland Health, Inc.	8,000,000	40	15,432	—	—	15,472
Issuance of restricted shares, net of forfeitures	500,750	—	—	—	—	—
Net loss for the year	—	—	—	(19,148)	—	(19,148)
Balance at June 30, 2007	60,946,443	301	107,069	(91,433)	0	15,937

Issuance of warrants and beneficial conversion features related to 8% Series J convertible preferred stock	—	—	7,330	—	—	7,330
Issuance of common stock for dividends on Series I preferred stock	373,677	2	214	—	—	216
Issuance of common stock for dividends on Series J preferred stock	847,540	4	351	—	—	355
Issuance of common stock for the purchase of Iceland Health, Inc.	1,500,000	8	(8)	—	—	—
Stock-based compensation expense		—	717	—	—	717
Exercise of stock options and warrants	87,755	—	48	—	—	48
Temporary impairment on investments in auction rate securities	—	—	—	—	(260)	(260)
Cancellations of restricted stock	(172,210)	—	—	—	—	-
Net loss for the period	—	—	—	(16,942)	—	(16,942)
Balance at June 30, 2008	63,583,205	$315	$115,721	$(108,375)	$(260)	$7,401

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED JUNE 30,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(16,942)	$(19,148)	$(10,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	37	59	169
Amortization of intangibles	2,180	3,198	2,066
Accretion of preferred stock and amortization of deferred financing costs	1,806	1,609	2,360
Non-cash interest expense and accretion on note payable to Iceland Health	58	165	—
Convertible preferred stock dividend paid in common stock charged as interest expense	571	322	528
Charge for stock appreciation rights	—	—	97
Stock-based compensation expense	717	615	315
Increase to provision for doubtful accounts and returns	321	300	—
Impairment charge for intangible assets	—	678	—
Changes in operating assets and liabilities net of effects from acquisition of Iceland Health, Inc. in 2006:
Accounts receivable	(11,325)	402	(1,821)
Other receivables	58	(140)	74
Inventories	2,931	(2,515)	(381)
Prepaid expenses, other current assets and other assets	(1,861)	(716)	(2)
Accounts payable and accrued expenses	(1,668)	3,664	923
Deferred income	(1,701)	1,220	—
Net cash used in operating activities	(14,818)	(10,287)	(5,989)

Cash flows from investing activities:
Contingent payments for acquisitions allocated to goodwill, patents and trademarks	(981)	(223)	(176)
Purchases of property and equipment	(42)	(7)	(36)
Payments for patents and trademarks	(180)	(252)	(198)
Redemption of investments available for sale	1,000	15,500	—
(Purchase) of investments available for sale	(4,000)	(5,000)	(3,500)
Decrease in restricted cash	—	—	1,225
Cash portion of Iceland Health, Inc. purchase price net of cash acquired	—	(872)	—
Net cash (used in) provided by investing activities	(4,203)	9,146	(2,685)

Cash flows from financing activities:
Proceeds from stock option and warrant exercises	48	1,144	1,172
Net proceeds from private placements of common stock, net of issuance costs	—	—	9,325
Proceeds from private placement of 8% Series J convertible preferred stock, net of issuance costs	16,603	—	—
Additional issuance costs related to Series I convertible preferred stock	—	—	(84)
Proceeds from long-term debt, net	1,770	—	—
Proceeds from short-term borrowings	3,000	—	—
Net cash provided by financing activities	21,421	1,144	10,413

Net increase in cash and cash equivalents	2,400	3	1,739
Cash and cash equivalents at beginning of year	2,417	2,414	675
Cash and cash equivalents at end of year	$4,817	$2,417	$2,414

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Nature of Operations

Nutrition 21, Inc. (“Nutrition 21”, or together with its subsidiaries, the “Company”) is a nutritional bioscience company and the supplier of chromium picolinate-based, selenium and omega-3 fish oil-based supplements. The Company markets Chromax® chromium picolinate products. Another chromium picolinate-based supplement developed and marketed by Nutrition 21 is Diabetes Essentials® a proprietary, non-prescription, insulin sensitizer for people with type 2 diabetes. It is sold in select drug retailers nationwide. As a result of the acquisition of Iceland Health (“IH”) in August 2006, the Company is the exclusive importer of Icelandic fish oils, including omega-3 fatty acids sold under the Iceland Health® brand. The Company’s operations related to the licensing of pharmaceutical products have become immaterial. Accordingly, the Company operates in two business segments; ingredients group and branded products group.

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

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value. The Company’s provision for inventory obsolescence was increased $1.8 million and $0.1 million in fiscal years 2008 and 2007, respectively, due to primarily to the replacement of existing inventory with re-branded merchandise.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

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

h)	Investments

Impairments are reviewed in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary." A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our current intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

i)	Revenue Recognition

Sales revenue, net of allowances, is recognized when title transfers upon delivery at the customer site. There are no customer acceptance provisions to be met before the recognition of any product revenue. Revenue is recognized only where collectibility of accounts receivable is reasonably assured. Other revenues are comprised primarily of license and royalty fees recognized as earned in accordance with agreements entered into by the Company when there is no further involvement required by the Company. The Company accrues for related product returns based on historical activity.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i)	Revenue Recognition (continued)

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

j)	Research and Development

Research and development costs are expensed as incurred.

k)	Income Taxes

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

l)	Accounting For Warrants Issued With Convertible Securities

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible securities with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses of EITF Issue No. 98-5 and EITF Issue No. 00-27. Such value is determined after first allocating an appropriate portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

m)	Impairment of Amortizable Long-Lived Assets

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

n)	Goodwill and Other Intangibles with Indefinite Lives

Goodwill consists principally of the excess of cost over the fair value of net assets acquired. Other intangibles with indefinite lives are the registered tradenames acquired

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n)	Goodwill and Other Intangibles with Indefinite Lives (continued)

with the acquisition of Iceland Health, Inc. Such assets are not amortized. Instead they are tested annually for impairment.

The Company tests for impairment as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the impairment test, used to identify potential impairment, which compares the undiscounted cash flow of the assets with their carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the assets are not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the assets with the carrying amount of the assets. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the assets over the implied fair value of the assets.

o)	Advertising costs

Advertising costs are expensed as incurred. The amount charged to expense during fiscal years 2008, 2007 and 2006 was $33.5 million, $33.4 million and $5.7 million, respectively.

p)	Reclassifications

Certain reclassifications (approximately $1.0 million in sales related expenses have been netted against revenue) have been made to prior years’ financial statement amounts to conform to the 2008 presentation.

Note 2	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We continue to evaluate the adoption of SFAS 157 and its impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s interim financial statements issued after April 1, 2008. The Company is evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 2	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”.) SFAS 141R replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research bulleting No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this Statement to have a material impact, if any, on the Company’s consolidated financial statements.

Note 3	INVESTMENTS

At June 30, 2008, the Company reported its auction rate securities (“ARS”) at fair value. All of the Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). Beginning in February 2008, the auctions for all of the ARS then held by us were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded a temporary impairment on our ARS of $0.3 million, which is reflected in accumulated comprehensive loss in our consolidated balance sheet. We assumed an average maturity of our ARS in excess of one year due to the lack of liquidity in the ARS market and the long-term remaining duration of the underlying securities; therefore, we have classified these securities as non-current on our June 30, 2008 consolidated balance sheet. In addition to adjusting the carrying value of our ARS, if our assessment of the valuation adjustment in future periods is other than temporary, we would record an impairment charge through our consolidated statement of operations.

Note 4	STOCK-BASED COMPENSATION

The Company adopted the provisions of revised SFAS No. 123 (“SFAS 123R”) “Share Based Payments” on July 1, 2005. Since July 1, 2005, stock-based employee compensation cost has been measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The valuation provisions of SFAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 4	STOCK-BASED COMPENSATION (continued)

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

As of June 30, 2008, the Company has adopted seven stock option plans, which permit the grant of share options and shares to its employees for up to 16.2 million shares of common stock. The Company believes that such awards better align the interests of the employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest ratably over several years from the date of grant and expire ten years from the date of grant. Approximately 6.6 million options remain available for grant under these plans at June 30, 2008.

Share Based Compensation Information under SFAS 123R

The weighted average assumptions used in the Company’s Black-Scholes option pricing model related to stock option grants during the years ended June 30, 2008, 2007 and 2006 were as follows:

	June 30,
	2008	2007	2006
Expected option lives	3.2-5.0 years	3.0-4.5 years	3.0-4.5 years
Volatility	99.16%	95.5%	101.6%
Risk-free interest rate	3.23%	5.1%	4.5%
Dividend yield	0%	0%	0%
Forfeiture rate	16%	5%	5%

The Company has not paid nor does it contemplate paying a dividend in the near future. As such a 0% dividend yield was used. The years of expected lives are based on the Company’s historical employee exercise information.

As share-based compensation expense recognized in the consolidated statement of operations for the years ended June 30, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 16% based on historical experience.

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 4	STOCK-BASED COMPENSATION (continued)

The Company recorded $0.7 million, $0.6 million and $0.3 million in share-based compensation expense in the years ended June 30, 2008, 2007 and 2006, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses.

The following is a summary of option activity for the year ended June 30, 2008. During the year ended June 30, 2008, the Company granted 1,750,000 stock options with an exercise price equal to the market price at the date of grant with a fair value of $0.8 million based on the market price at the date of grant.

OPTIONS	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at July 1, 2007	4,112	$0.91
Granted	1,750	$0.64
Exercised	(88)	$0.53
Forfeited or expired	(2,263)	$0.63
Outstanding at June 30, 2008	3,511	$0.91	5.5	$20
Exercisable at June 30, 2008	2,340	$1.02	4.5	$10

The weighted-average grant-date fair value of options granted during the fiscal years 2008, 2007 and 2006 was $0.44, $1.56 and $0.80 per share, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2008, 2007 and 2006 was $37 thousand, $0.7 million and $58 thousand, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2008 and changes during the year ended June 30, 2008 is presented below:

NONVESTED OPTIONS	Options	Weighted- Average Grant-Date Fair Value

Nonvested at July 1, 2007	862	$0.79
Granted	1,580	$0.42
Vested	(319)	$0.87
Forfeited	(951)	$0.91
Nonvested at June 30, 2008	1,172	$0.67

At June 30, 2008, there was $0.6 million of unrecognized compensation costs related to non-vested options. The costs are expected to be recognized over a weighted-average period of 3 years.

The total fair value of shares vested during the years ended June 30, 2008, 2007 and 2006 was $0.2 million, $0.6 million and $0.7 million, respectively.

The following is a summary of restricted stock activity for the year ended June 30, 2008.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 4	STOCK-BASED COMPENSATION (continued)

During the year ended June 30, 2008, the Company did not grant any shares of restricted stock.

RESTRICTED STOCK	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at July 1, 2007	501	$1.57
Granted	—
Exercised
Forfeited or expired	(172)
Outstanding at June 30, 2008	329	$1.57	2.0	$—
Exercisable at June 30, 2008	183	$1.57	2.0	$—

At June 30, 2008, there was $0.4 million of unrecognized compensation costs related to non-vested awards. The costs are expected to be recognized over a weighted average period of 3 years.

Note 5	SHORT-TERM INVESTMENTS

Short-term investments are comprised as follows (in thousands):	June 30,
	2008	2007
Available for sale:
Auction rate securities(1)	—	$1,000
TOTAL	$—	$1,000

(1)
Included in investments in available-for-sale securities at June 30, 2007 are investments in auction rate securities with short-term interest rates that generally can be reset every 28 days. The auction rate securities have long-term maturity dates and provide us with enhanced yields. See Note 3 for further discussion of ARS. All income generated from these investments is recorded as interest income.

Note 6	FINANCIAL INSTRUMENTS AND MAJOR CUSTOMERS

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate carrying amounts due to the short maturities of these instruments. The fair value of long-term debt approximates the carrying amounts since the interest rate approximates the current available interest rate.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as the Company performs on-going credit evaluations of its customers. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations. Management does not believe that significant credit risk exists at June 30, 2008.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 6	FINANCIAL INSTRUMENTS AND MAJOR CUSTOMERS (continued)

The Company places its cash equivalents with financial institutions and brokerage houses. The Company has substantially all of its cash in three bank accounts. The balances are insured by FDIC up to $100,000. Such cash balances may exceed FDIC limits.

The Company sells its products to customers in the Americas. The Company performs ongoing credit evaluations of its customer’s financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for credit losses based on past write-offs, collections and current credit evaluations and, through June 30, 2008, such losses have been within management’s expectations.

In fiscal year 2008, no customer accounted for 10% of total revenues. For fiscal year 2008, three customers each accounted for more than 10% of accounts receivable, net, while in fiscal year 2007, two customers each accounted for more than 10% of accounts receivable, net.

Note 7	PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net, at June 30, 2008 and 2007 are as follows:

	2008	2007

Furniture and fixtures	$498	$498
Machinery and equipment	175	135
Office equipment and leasehold improvements	544	544
Computer equipment	838	836
	2,055	2,013
Less: accumulated depreciation and amortization	(1,986)	(1,949)
Property and equipment, net	$69	$64

Note 8	PATENTS, TRADEMARKS AND OTHER AMORTIZABLE INTANGIBLES, NET

During fiscal years 2008, 2007 and 2006, changes in intangible assets relate to the investment of $0.2 million, in each of the respective years, in existing patents, which will be amortized over the remaining life of the patents. No significant residual value is estimated for these intangible assets. Intangible asset amortization expense was $2.2 million for fiscal year 2008, $3.2 million for fiscal year 2007 and $2.1 million for fiscal year 2006. The components of intangible assets are as follows:

	June 30,
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and licenses	$9,406	$(9,406)	$9,169	$(9,165)
Trademarks, trade names and other amortizable intangible assets	17,702	(16,162)	17,489	(14,222)
	$27,108	$(25,568)	$26,658	$(23,387)

Amortization expense for the net carrying amount of intangible assets at June 30, 2008 is estimated to be approximately $1.5 million in fiscal year 2009.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 8	PATENTS, TRADEMARKS AND OTHER AMORTIZABLE INTANGIBLES, NET (continued)

The Company periodically evaluates the recoverability and the amortization period of its intangible assets. Some factors the Company considers important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results, significant changes in the manner or use of the assets or the strategy for the overall business.

Note 9	ACCRUED EXPENSES

The following items are included in accrued expenses at June 30, 2008 and 2007:

	2008	2007
Consulting and professional fees payable	$848	$321
Accrued compensation and related expense	245	85
Accrued expenses related to branded products	430	277
Accrued financing costs	622	123
Other accrued expenses	430	605
	$2,575	$1,411

Note 10	6% SERIES I CONVERTIBLE PREFERRED STOCK

On March 31, 2005, the Company entered into a Securities Purchase Agreement (the “Agreement”) under which the Company sold to private investors 9,600 shares of 6% Series I Convertible Preferred Stock and warrants to purchase 2,948,662 shares of common stock for gross proceeds of $9.6 million. During fiscal years 2007 and 2006, 184,292 and 61,430 warrants, respectively, were exercised for cash. As a result of a sale on September 10, 2007 of 8% Series J Convertible Preferred Stock with a conversion price of $1.2158, the conversion price and warrant exercise price of the Series I Convertible Preferred Stock was lowered to $1.2158. At June 30, 2008, 2,913,253 of these warrants remain outstanding. Each share of Preferred Stock has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the option of the holders at $1.2158 per share, subject to anti-dilution provisions. Subject to certain conditions, the Company can force conversion of the Preferred Stock if the volume weighted average price of the common stock is at least $3.76 for 20 consecutive trading days. The Preferred Stock pays cumulative dividends at the annual rate of 6%. Dividends are payable in cash or common stock at the sole election of the Company. Dividends shall be valued at 90% of the average of the 20 VWAPs (daily volume weighted average price). The Company must redeem the Preferred Stock at the original issue price plus accrued dividends on March 31, 2009 and, accordingly, the carrying value of the preferred stock is included in current liabilities in the consolidated balance sheets. The Agreement also provides for early redemption of the Preferred Stock on the occurrence of certain default events. The Warrants are exercisable commencing October 1, 2005 and ending on March 31, 2010 at $1.2158 per share subject to anti-dilution provisions and other limitations. The Warrants may be exercised on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that has a then market value equal to the exercise price) after March 31, 2006 so long as no registration statement is in effect with respect to the sale of shares issuable upon exercise.

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 10	6% SERIES I CONVERTIBLE PREFERRED STOCK (continued)

Charges to interest expense over the term of the preferred stock. In fiscal year 2008, 2007 and 2006, $0.5 million, $1.6 million and $2.3 million, respectively, was charged to interest expense for accretion.

For the years ended June 30, 2008, 2007 and 2006, the Company issued 373,677, 196,249 and 705,875 shares of common stock with a fair value of $0.2 million, $0.3 million and $0.5 million, respectively, in lieu of a cash dividend. The Company must redeem any outstanding preferred stock at the original issue price plus accrued dividends on March 31, 2009. At June 30, 2008, the outstanding Series I preferred stock was convertible into 2,956,078 shares of common stock.

Note 11	8% SERIES J CONVERTIBLE PREFERRED STOCK

On September 10, 2007, the Company entered into a securities purchase agreement under which the Company for $17,750,000 sold to private investors 17,750 shares of 8% Series J Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 6,715,218 shares of common stock.

Each share of Preferred Stock has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the option of the holders at $1.2158 per share (a total of 14,599,441 shares of common stock at June 30, 2008), subject to anti-dilution provisions and other limitations. The Company’s stockholders approved the transaction at the Company’s annual meeting on November 29, 2007. Subject to certain conditions, the Company can force conversion of the Preferred Stock if the 20 consecutive trading day volume weighted average price of the common stock is at least $3.6474. The Preferred Stock pays cumulative dividends at the annual rate of 8%. Dividends are payable in cash, provided that in certain circumstances the Company may elect to pay dividends in shares of common stock valued at 90% of the then 20 day consecutive trading day volume weighted average price. The Company must redeem the Preferred Stock at the original issue price plus accrued dividends on September 11, 2011, or earlier on the occurrence of certain default events. Accordingly, the carrying value of the preferred stock is included in noncurrent liabilities in the consolidated balance sheets. The Securities Purchase Agreement among other things also limits borrowings by the Company and the issuance of additional series of preferred stock by the Company.

The warrants are exercisable commencing March 11, 2008 and ending on March 11, 2013 at $1.2158 per share subject to anti-dilution provisions and other limitations. The warrants may in certain circumstances be exercised on a cashless basis, i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price.

The Company, based on relative fair value, initially recorded additional paid-in capital of $7.2 million relating to a beneficial conversion feature of the Preferred Stock and the fair value of the warrants with the remaining $10.5 million of the proceeds recorded as a long-term liability. As a result, dividends on the Preferred Stock are charged as interest expense. Related issuance costs of $1.1 million, classified as other assets on the consolidated balance sheets, are amortized over the term of the Preferred Stock using the effective interest rate method. In addition, debt discount is being accreted based on the redemption price and charged to interest expense over the term of the Preferred Stock.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 11	8% SERIES J CONVERTIBLE PREFERRED STOCK (continued)

In fiscal year 2008, $1.3 million was charged to interest expense for accretion. For the year ended June 30, 2008, the Company paid $0.3 million in cash and issued 847,540 shares of common stock with a fair value of $0.3 million in lieu of a cash dividend.

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

Note 12	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On July 27, 2007, the Company entered into a loan and security agreement (“Agreement”) with Gerber Finance Inc. (“Lender”). Under the Agreement, the Company may, on a revolving basis and at Lender’s discretion, borrow from Lender, against eligible receivables and eligible inventory under a formula set forth in the Agreement amended February 8, 2008, up to a maximum of $2,000,000 at any time. Borrowings bear interest at the prime rate plus 3% (8.00% at June 30, 2008) and are secured by a security interest in all of the assets of the Company. The Agreement also provides for various fees and expenses payable by the Company to Lender. The term of the Agreement expires on June 29, 2009, or earlier on certain defaults, including the breach of designated financial covenants. The termination date shall be automatically extended for successive periods of one (1) year each unless the Company has provided Lender with written notice of termination at least sixty (60) days prior to the expiration of the termination date.

In the Agreement, the Company covenanted among other things that without Lender’s consent it will not (i) borrow (other than from Lender) more than $3 million at any time outstanding, (ii) declare or pay dividends on its common stock or repurchase its common stock, or (iii) enter into any merger or purchase or sale of stock or assets or joint venture transaction, or into any similar transaction, unless the effective purchase price or capital or other contribution is valued at not more than $15 million. As of June 30, 2008, the Company had borrowed $1.8 million from the Lender.

At June 30, 2008, the Company was in default of certain financial covenants under the Agreement. As of August 31, 2008, the Lender waived these defaults in an amendment to the Agreement that, among other things, also amended the Company’s financial covenants. In consideration, the Company pledged $1.0 million as cash collateral. If the Company fails to satisfy the amended financial covenants, then, unless the Company obtains a further waiver, the Company will be required to apply a portion of its cash to the repayment of the then outstanding principal that it owes to the Lender, together with interest and fees.

The Company and JP Morgan Chase Bank, NA (“Chase”) entered into a loan agreement that expires on January 7, 2009 whereby the Company borrowed $3.0 million at LIBOR +0.500 percentage points which appears as short-term borrowings. The Company pledged $4.0 million of its auction rate securities as collateral.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 13	STOCKHOLDERS’ EQUITY

On May 19, 2006, the Company completed separate private placements of 5,555,557 shares of common stock at $1.80 per share for aggregate gross proceeds of $10.0 million. The Company also issued to the investors 2,222,222 five year warrants that are exercisable at $2.20 per share. At June 30, 2008, all of these warrants remain outstanding. The Company adopted a Shareholder Rights Plan on September 12, 2002. Under this plan, the Company distributed, as a dividend, one preferred share purchase right for each share of Common Stock of the Company held by stockholders of record as of the close of business on September 25, 2002. The Rights Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights will expire on September 11, 2012. Each Right entitles stockholders to buy one one-thousandth of a share of newly created Series H Participating Preferred Stock of the Company for $3.00 per share. Each one one-thousandth of a share of the Series H Preferred Stock is designed to be the functional equivalent of one share of Common Stock. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more the Company's Common Stock.

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

WARRANTS	Number	Wtd-Avg Exercise Price	Wtd-Avg Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2007	169,833	$1.78
Granted	—	—
Exercised	—	—
Forfeited or expired	(72,611)	$1.62
Outstanding at June 30, 2008	97,222	$1.80	2.9	—
Exercisable at June 30, 2008	97,222	$1.80	2.9	—

The weighted-average grant-date fair value of warrants granted during the fiscal years 2006 and 2005 was $0.75 and $0.20, respectively. The total intrinsic value of warrants exercised during the fiscal years ended June 30, 2007 and 2006 was $60 thousand and $0.9 million, respectively. The warrants expire between 2008 and 2011.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 13	STOCKHOLDERS’ EQUITY (continued)

The Company recorded compensation expense associated with the issuance of warrants to non-employees for services rendered of $14 thousand during fiscal year 2006.

Note 14	LOSS PER COMMON SHARE

Diluted loss per common share for the fiscal years ended June 30, 2008, 2007 and 2006, does not reflect the total of any of the incremental shares related to the assumed conversion or exercise of preferred stock, stock options and warrants (33,063,355, 10,822,510 and 12,695,989 shares, respectively) as the effect of such inclusion would be anti-dilutive because of the reported net loss.

Note 15	BENEFIT PLANS

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

During fiscal years 2008, 2007, and 2006, the Company made contributions to the Pension Plan of $0.2 in each of the respective years. The Company made its final payment of $0.2 million in fiscal year 2008.

In addition, the Company also maintains a 401(k) defined contribution plan. Contributions to the plan for the fiscal years 2008, 2007 and 2006 were $0.1 million each year.

Note 16	INCOME TAXES

The provisions for income taxes for the fiscal years ended June 30, 2008, 2007 and 2006 consist of the following (in thousands):

	2008	2007	2006
Current state taxes	$14	$14	$12
Deferred	—	—	—
	$14	$14	$12

Income taxes attributed to the pre-tax loss differed from the amounts computed by applying the US federal statutory tax rate to the pre-tax loss as a result of the following (in thousands):

	2008	2007	2006
Income benefit at U.S. statutory rate	$(5,760)	$(6,506)	$(3,475)
Increase/ (reduction) in income taxes resulting from:
Change in valuation allowance	4,560	5,292	2,132
True up of deferred tax asset	660	1,669	—
Non deductible interest and dividends	1,323	729	1,311
State tax (benefit), net of federal	(775)	(1,134)	8
Other items	6	(36)	36
Total income tax	$14	$14	$12

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 16	INCOME TAXES (continued)

The tax effects of temporary differences that give rise to deferred taxes and deferred tax assets and deferred tax liabilities at June 30, 2008, and 2007 are presented below:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$18,446	$15,298
Accrued expenses	464	158
Allowance for doubtful accounts and returns	459	331
Inventory reserve	618	77
Intangible and fixed assets	5,478	5,039
Other	1	3
Total gross deferred tax assets	25,466	20,906
Less valuation allowance	(25,466)	(20,906)
Net deferred tax assets	$0	$0

Deferred tax liabilities:
Tradenames	(2,152)	(2,152)
	$(2,152)	$(2,152)

At June 30, 2008, the Company has available, for Federal and state income tax purposes, net operating loss carry forwards of approximately $46.1 million expiring through 2028. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

Note 17	COMPREHENSIVE LOSS

Comprehensive loss includes unrealized losses on our auction rate securities that are classified as investments. The differences between net loss and comprehensive loss for each of these periods are as follows:

	Year Ended June 30,

	2008	2007	2006
Net loss	$(16,942)	$(19,148)	$(10,317)
Other comprehensive loss:
Unrealized losses on investment	(260)	—	—

Comprehensive loss	$(17,202)	$(19,148)	$(10,317)

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands)

Note 18	COMMITMENTS AND CONTINGENCIES

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

During the year ended June 30, 2008, the Company was able to estimate its potential liability for outstanding litigations related to the Federal Trade Commission’s suit against QVC in which the Company is a third-party defendant. Accordingly, the Company established a $0.6 million provision related to a possible settlement.

An investor has alleged that the Company is required to pay substantial amounts to redeem preferred stock, and that the Company is also required to make substantial anti-dilution adjustments in favor of holders of preferred stock and related warrants. The Company disagrees with the claims of the investor. In the Company’s opinion the breaches alleged by the investor do not exist, and the Company has so advised the investor.

The Company leases certain office space in the United States. The lease expires in the year 2009. Rent expense under this operating lease was approximately $0.4 million in each of fiscal years 2008, 2007 and 2006. Future non-cancelable minimum payments under this lease in 2009 are $0.4 million.

The Company has entered into various research and license agreements with certain universities to supplement the Company’s research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon a percentage of product sales.

In connection with the Company’s purchase agreement for Nutrition 21 on August 11, 1997, the Company made cash payments of $0.2 million for each of the fiscal years 2008, 2007 and 2006, respectively.

Note 19	ACQUISITION OF ICELAND HEALTH, INC.

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands)

Note 19	ACQUISITION OF ICELAND HEALTH, INC. (continued)

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

The purchase price allocation has been determined as follows:

Assets purchased:

Net identifiable tangible assets	$181
Other intangibles with indefinite lives	5,379
Customer relationships	924
Non-compete agreements	375
Goodwill	15,395
Deferred tax liability	(2,152)

Purchase Price	$20,102

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 19	ACQUISITION OF ICELAND HEALTH, INC. (continued)

Pro-forma Information

The following unaudited pro-forma financial information presents the combined results of operations of the Company and IH for the fiscal years ended June 30, 2007 and 2006, as if the acquisition had occurred as of the beginning of each period instead of August 26, 2006, after giving effect to certain adjustments. The pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and IH been a single entity during this period.

	Consolidated Pro-forma
	Year Ended
	June 30,	June 30,
	2007	2006

Total revenues	$45,920	$37,751

Net loss	$(18,762)	$(8,757)

Basic and diluted loss per common share	$(0.33)	$(0.22)

Note 20	SEGMENT REPORTING

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 20	SEGMENT REPORTING (continued)

Financial data by segment was as follows:

	Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Net sales
Ingredients Group	$7,749	$7,528	$9,999
Branded Products Group	38,614	33,123	299
Sales to external customers	46,363	40,651	10,298

Other revenues	708	526	366
Total Revenues	$47,071	$41,177	$10,664

Income (loss) before income taxes
Ingredients Group	$4,351	$4,142	$6,768
Branded Products Group	(9,075)	(10,656)	(4,896)
Unallocated corporate expenses	(12,204)	(12,620)	(12,177)
Loss before income taxes	$(16,928)	$(19,134)	$(10,305)

Unallocated corporate assets	$39,626	$34,694

Substantially all of the Company’s revenues are generated in the United States.

Note 21	SETTLEMENT OF PATENT LAWSUIT

On December 18, 2006, the Company and General Nutrition Corporation (“GNC”) entered into a settlement agreement to settle patent litigation brought by the Company against GNC for infringement of certain U.S. patents owned by the Company. As part of the settlement, GNC acknowledged the validity of the patents. Additionally, the Company received $2.6 million in cash in partial settlement of the lawsuit, which is included in deferred income and is being recognized ratably over 36 months beginning in December 2006, as well as commitments by GNC to purchase chromium picolinate and products made with chromium picolinate from Nutrition 21.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 22	SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended June 30,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$111	$—	$—
Cash paid for income taxes	14	14	12
Supplemental schedule of non cash investing and financing activities:
Increase in obligation for Nutrition 21 contingent payment	268	83	54
Cashless exercise of warrants	—	—	505
Issuance of common stock for conversion of Series I preferred stock	—	2,992	2,488
Issuance of common stock for purchase of Iceland Health, Inc.	—	15,472	—
Issuance of note payable for purchase of Iceland Health, Inc.	—	2,342	—

Note 23	QUARTERLY FINANCIAL INFORMATION (unaudited)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2008

Revenues	$12,197	$13,009	$10,820	$11,045
Gross profit	4,015	3,977	6,063	3,554
Loss before income taxes	(4,050)	(3,816)	(8,168)	(894)
Net loss	(4,055)	(3,817)	(8,173)	(897)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.06)	$(0.13)	$(0.01)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2007

Revenues	$4,682	$9,105	$15,765	$11,625
Gross profit	3,095	6,229	10,933	7,202
Loss before income taxes	(4,109)	(4,676)	(2,192)	(8,157)
Net loss	(4,112)	(4,679)	(2,196)	(8,161)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.08)	$(0.04)	$(0.13)

Schedule II

NUTRITION 21, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
Accounts	Balance Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance End of Year
($ in thousands)
Year ended June 30, 2008
Allowance for doubtful accounts	$309	$247	$—	$—	$556
Deferred tax valuation allowance	20,906	4,560	—	—	25,466
Allowance for returns and allowances	518	74	—	—	592

Year ended June 30, 2007
Allowance for doubtful accounts	$9	$300	$—	$—	$309
Deferred tax valuation allowance	15,614	5,292	—	—	20,906
Allowance for returns and allowances	—	—	518	—	518

Year ended June 30, 2006
Allowance for doubtful accounts	$9	$—	$—	$—	$9
Deferred tax valuation allowance	13,482	2,132	—	—	15,614
Allowance for returns and allowances	390	—	—	(390)	—