Form 10-K/A
period 2008-06-30
NUTRITION 21 INC
filed 2008-10-03
CIK 744962

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

This Amendment Number 1 to Form 10-K filed on September 29, 2008 is being filed to correct a typographical error in the Certification signed by Michael A. Zeher Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTRITION 21, INC.

By: /s/ Michael A. Zeher
Michael A. Zeher, President and
Chief Executive Officer

Dated: October 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below, as of October 3, 2008, by the following persons on behalf of Registrant and in the capacities indicated.

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