Form 10-Q
period 2008-09-30
NUTRITION 21 INC
filed 2008-11-14
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at November 12, 2008
Common Stock, $0.005 par value per share	65,666,035 shares

NUTRITION 21, INC.

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	(a) Condensed Consolidated Balance Sheets at September 30, 2008 and June 30, 2008	3 & 4

	(b) Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2008 and 2007	5

	(c) Condensed Consolidated Statement of Stockholders’ Equity for the three-month period ended September 30, 2008	6

	(d) Condensed Consolidated Statements of Cash Flows for the three month periods ended September 30, 2008 and 2007	7

	(e) Notes to Condensed Consolidated Financial Statements	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4(T)	Controls and Procedures	17

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors	18

ITEM 6	Exhibits	19

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2008	June 30, 2008
	(unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$2,678	$4,817
Short-term investments	4,000	—
Accounts receivable (less allowances for doubtful accounts and returns of $1,071and $1,148 at September 30, 2008 and June 30, 2008, respectively)	5,607	2,922
Other receivables	79	286
Inventories	1,564	1,014
Prepaid expenses and other current assets	1,026	1,483

Total current assets	14,954	10,522

Property and equipment, net	62	69

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $25,921 and $25,568 at September 30, 2008 and June 30, 2008, respectively)	1,250	1,540

Goodwill	15,540	15,395

Other intangibles with indefinite lives	5,379	5,379

Other assets	2,890	2,981

Investments	—	3,740

TOTAL ASSETS	$40,075	$39,626

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2008	June 30, 2008
	(unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Short-term borrowings	$3,000	$3,000
Accounts payable	3,741	4,221
Accrued expenses	2,622	2,575
Deferred income	1,011	1,228
6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594 at September 30, 2008 and June 30, 2008)	3,378	3,270
Current portion of long-term debt	2,433	—

Total current liabilities	16,185	14,294
Long-term debt	1,346	4,185
Deferred income taxes	2,152	2,152

8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at September 30, 2008 and June 30, 2008)	11,980	11,594

Total liabilities	31,663	32,225
Commitments and contingencies

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding; 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 3,594 shares outstanding at September 30, 2008 and June 30, 2008 (see liabilities above); 17,750 shares designated as Series J convertible preferred stock, 17,750 issued and outstanding at September 30, 2008	—	—

Common stock, $0.005 par value, authorized 100,000,000 shares; 64,555,861 shares and 63,583,205 issued and outstanding at September 30, 2008 and June 30, 2008, respectively	320	315

Additional paid-in capital	116,253	115,721
Accumulated deficit	(108,161)	(108,375)
Accumulated other comprehensive loss	—	(260)
Total stockholders’ equity	8,412	7,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,075	$39,626

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	September 30,
	2008	2007

Net sales	$12,609	$11,832
Other revenues	51	365

TOTAL REVENUES	12,660	12,197

COSTS AND EXPENSES

Cost of revenues	4,745	4,047
Advertising and promotion expenses	5,362	9,970
General and administrative expenses	798	1,090
Research and development expenses	80	309
Depreciation and amortization	363	542

TOTAL COSTS AND EXPENSES	11,348	15,958

OPERATING PROFIT (LOSS)	1,312	(3,761)

Interest income	44	33
Interest expense	(1,142)	(327)

INCOME (LOSS) BEFORE INCOME TAXES	214	(4,055)

Income taxes	—	—

NET INCOME (LOSS)	$214	$(4,055)

Basic and diluted income (loss) per common share	$0.00	$(0.07)

Weighted average number of common shares – basic and diluted	64,134,052	61,202,490

See accompanying notes to condensed consolidated financial statements.

.
NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Amount	Amount	Amount	Amount

Balance at June 30, 2008	63,583,205	$315	$115,721	$(108,375)	$(260)	$7,401

Issuance of common stock for dividends on Series I preferred stock	131,722	1	53	—	—	54

Issuance of common stock for dividends on Series J preferred stock	830,934	4	351	—	—	355

Stock-based compensation expense	—	—	124	—	—	124

Exercise of stock options	10,000	—	4	—	—	4

Reversal of temporary impairment on investments in auction rate securities	—	—	—	—	260	260

Net income for the period	—	—	—	214	—	214

Balance at September 30, 2008	64,555,861	$320	$116,253	$(108,161)	$—	$8,412

See accompanying notes to condensed consolidated financial statements

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$214	$(4,055)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation of property and equipment	7	9
Amortization of intangibles	355	533
Accretion of preferred stock and amortization of deferred financing costs	585	123
Non-cash interest expense and accretion on note payable to Iceland Health	18	18
Convertible preferred stock dividend paid in common stock charged as interest expense	409	54
Stock-based compensation expense	124	128
Changes in operating assets and liabilities:
Accounts receivable	(2,685)	(2,469)
Other receivables	207	125
Inventories	(550)	306
Prepaid expenses and other current assets	457	(1,148)
Accounts payable	(474)	213
Accrued expenses	47	227
Deferred income	(217)	810
Net cash used in operating activities	(1,503)	(5,126)

Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill and patents and trademarks	(165)	(195)
Purchases of property and equipment	—	(1)
Payments for patents and trademarks	(51)	(63)
Net cash used in investing activities	(216)	(259)
Cash flows from financing activities:
Proceeds from stock option exercises	4	27
Proceeds from private placement of 8% Series J convertible preferred stock, net of issuance costs	—	16,605
(Repayments) proceeds from short-term borrowings and long-term debt	(424)	1,525
Net cash (used in) provided by financing activities	(420)	18,157
Net (decrease) increase in cash and cash equivalents	(2,139)	12,772
Cash and cash equivalents at beginning of period	4,817	2,417
Cash and cash equivalents at end of period	$2,678	$15,189

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company’s Annual Report on Form 10-K/A filed on October 3, 2008 (the “Form 10-K/A”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The June 30, 2008 balance sheet has been derived from the audited financial statements included in the Form 10-K/A. Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

We have used significant cash in our operations and we may need to raise additional funds. During the fiscal year ended June 30, 2008 cash used in operations was $14.8 million, and during the three-month period from July 1, 2008 through September 30, 2008 cash used in operations was $1.5 million. To fund our cash flows and to support the marketing and other expenses we envision, we may need to raise funds. There is no assurance that additional funds will be available on terms favorable to the Company and its stockholders, or at all. The Series J preferred stock limits our ability to incur indebtedness and to issue additional preferred stock.

Certain reclassifications (approximately $0.5 million in sales related expenses have been netted against revenues) have been made to prior year’s financial statement amounts to conform to the current year.

Note 2	INVESTMENTS

At September 30, 2008 and at June 30, 2008, the Company reported its auction rate securities (“ARS”) at fair value. All of the Company’s ARSs are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). Beginning in February 2008, the auctions for all of the ARSs then held by us were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the year ended June 30, 2008, we recorded a temporary impairment on our ARSs of $0.3 million, which was reflected in accumulated other comprehensive loss in our condensed consolidated balance sheet. On October 1, 2008, the Company received an offer to repurchase its ARS at the purchase price of face or par value plus accrued and unpaid interest or dividends. As a result, the Company believes that it no longer needs to record a temporary impairment and has included the ARS as a short-term investment at their face value of $4.0 million in the accompanying condensed consolidated balance sheet at September 30, 2008.

Note 3	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements in accordance with the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”) “Share Based Payments”. Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The valuation provisions of SFAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled.

The Company granted 1.0 million stock options during the three-month period ended September 30, 2008 with an exercise price equal to the market price at the date of grant with a fair value of $0.3 million based on the Black-Scholes option pricing model.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

The assumptions used in the Black-Scholes option pricing model related to stock option grants during the three months ended September 30, 2008 were expected option life of 5.0 years, volatility factor of 100% and risk-free interest rate of 2.6%. The Company has not paid, nor does it contemplate paying a dividend on its common stock in the near future. As such a 0% dividend yield was used. The pre-vesting forfeiture rate and the years of expected life are based on the Company’s historical option pre-vesting cancellation and employee exercise information, respectively.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three-month period ended September 30, 2008 is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 16%, based on historical experience.

The Company recorded $0.1 million in stock-based compensation expense for stock options and restricted stock in each of the three-month periods ended September 30, 2008 and 2007. Stock-based compensation expense is recorded in general and administrative expenses.

The following is a summary of option activity for the three-month period ended September 30, 2008.

Options	Shares (000)	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,511	$0.91
Granted	1,000	$0.36
Exercised	(10)	$0.38
Forfeited or expired	(167)	$1.12
Outstanding at September 30, 2008	4,334	$0.77	6.4	$0
Exercisable at September 30, 2008	2,662	$0.91	4.6	$0

The following is a summary of restricted stock activity for the three-month period ended September 30, 2008.

Restricted Stock	Shares (000)	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000’s)
Outstanding at July 1, 2008	329	$1.57
Granted	—	—
Exercised	—	—
Forfeited / expired or cancelled	—	—
Outstanding at September 30, 2008	329	$1.57	2.1	$—
Exercisable at September 30, 2008	159	$0.77	—	—

At September 30, 2008, there was $0.7 million of unrecognized compensation costs related to nonvested options and awards. The costs are expected to be recognized over a weighted average period of 2.4 years

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 4	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The effect of the adoption of SFAS 157 was not material on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s interim financial statements issued after April 1, 2008. The effect of the adoption of SFAS 159 was not material on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”) SFAS 141R replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research bulleting No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this Statement to have a material impact, if any, on the Company’s consolidated financial statements.

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

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. (“IH”). The Company initially delivered or paid to the former stockholders 8.0 million shares of the Company’s common stock with a fair value of $15.5 million; $1.0 million in cash; and $2.5 million in 5% notes that are due on August 25, 2009. The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trademarks and the goodwill with respect to these names and marks. The Company also agreed to pay to the former stockholders up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the Closing exceed $10.0 million. Earn-out payments disbursed are required to be recorded as an additional element of the cost of the acquisition, in accordance with accounting principles generally accepted in the United States of America. Earn-out payments totaled $165 thousand for the three-month period ended September 30, 2008 and were recorded as additional goodwill.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note5	ACQUISITION OF ICELAND HEALTH, INC. (continued)

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

The purchase price allocation (as adjusted for earn-out payments) has been determined as follows:

Assets purchased:

Net identifiable tangible assets	$181
Other intangibles with indefinite lives	5,379
Customer relationships	924
Non-compete agreements	375
Goodwill	15,540
Deferred tax liability	(2,152)

Purchase Price	$20,247

Note 6	INVENTORIES

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value. The Company continues to maintain a provision for inventory obsolescence of $1.4 million.

Note 7	EARNINGS PER COMMON SHARE

Diluted earnings per common share for the three-month periods ended September 30, 2008 and 2007 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (29,207,134 and 30,747,882 shares for the three-months ended September 30, 2008 and 2007, respectively), as the effect of such inclusion would be anti-dilutive. In addition, unvested restricted stock of 367,001 and 493,000 for the three-month periods ended September 30, 2008 and 2007, respectively, was not included as the effect of such inclusion would be anti-dilutive.

Note 8	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended September 30,

	2008	2007
Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$10
Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payments	$45	$138

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 9	6% SERIES I CONVERTIBLE PREFERRED STOCK

As further explained in Note 10 in the Form 10-K/A, the Company must redeem its 6% Series I convertible preferred stock at the original issue price plus accrued dividends on March 31, 2009 and, accordingly, the carrying values of the preferred stock is included in current liabilities in the condensed consolidated balance sheets. The agreement also provides for early redemption of the preferred stock on the occurrence of certain default events.

Cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company. Common stock dividends are valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company’s common stock) immediately prior to the dividend payment date. For the three-month period ended September 30, 2008, the Company issued 131,722 shares of common stock with a fair value of $54 thousand in lieu of a cash dividend. At September 30, 2008, the outstanding Series I preferred stock was convertible into 2,956,078 shares of common stock.

Note 10	8% SERIES J CONVERTIBLE PREFERRED STOCK

As further explained in Note 11, in the Form 10-K/A, the Company must redeem its 8% Series J convertible preferred stock at the original issue price plus accrued dividends on September 11, 2011 and, accordingly, the carrying value of the preferred stock is included in non-current liabilities in the condensed consolidated balance sheets. The agreement also provides for early redemption of the preferred stock on the occurrence of certain default events.

Cumulative dividends of 8% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company. Common stock dividends are valued at 90% of the average 20 VWAPs (daily volume average price of the Company’s common stock) immediately prior to the dividend payment date. For the three-month period ended September 30, 2008, the Company issued 830,934 shares of common stock with a fair value of $0.4 million in lieu of a cash dividend. At September 30, 2008, the outstanding Series J preferred stock was convertible into 14,599,441 shares of common stock.

Note 11	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company and JP Morgan Chase Bank, NA (“Chase”) entered into a loan agreement that expires on January 7, 2009 whereby the Company borrowed $3.0 million at LIBOR +0.50 percentage points which appears as short-term borrowings. The Company pledged $4.0 million of its ARS as collateral.

On July 27, 2007, the Company entered into a loan and security agreement with Gerber Finance Inc. (“Lender”). Under the agreement, the Company may, on a revolving basis and at Lender’s discretion, borrow from Lender, against eligible receivables and eligible inventory under a formula set forth in the agreement, up to a maximum of $5,000,000 at any time. Borrowings bear interest at the prime rate plus 3% and are secured by a security interest in all of the assets of the Company. The agreement also provides for various fees and expenses payable by the Company to Lender. The term of the agreement expires on June 29, 2009, or earlier on certain defaults, including the breach of any designated financial covenants. The termination date shall be automatically extended for successive periods of one (1) year each unless the Company has provided Lender with written notice of termination at least sixty (60) days prior to the expiration of the termination date.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 11	SHORT-TERM BORROWINGS AND LONG-TERM DEBT (continued)

In the agreement, the Company covenanted among other things that without Lender’s consent it will not (i) borrow (other than from Lender) more than $2 million at any time outstanding, (ii) declare or pay dividends on its common stock or repurchase its common stock, or (iii) enter into any merger or purchase or sale of stock or assets or joint venture transaction, or into any similar transaction, unless the effective purchase price or capital or other contribution is valued at not more than $15 million. As of September 30, 2008 and 2007, the Company had borrowed $1.3 million and $1.5 million, respectively, from the Lender.

As a result of the acquisition of Iceland Health, Inc. on August 26, 2006, the Company delivered to the former stockholders a $2.5 million 5% note due on August 25, 2009. At September 30, 2008, the carrying value of the note was $2.4 million.

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

Financial data by segment was as follows (000’s):

	Three Months Ended
	September 30,	September 30,
	2008	2007
Net sales
Ingredients Group	$1,849	$1,886
Branded Products Group	10,760	9,946

Sales to external customers	12,609	11,832
Other revenues	51	365

Total revenues	$12,660	$12,197

Income (loss) before income taxes
Ingredients Group	$1,175	$993
Branded Products Group	1,326	(3,178)
Unallocated corporate expenses	(2,287)	(1,870)

Income (loss) before income taxes	$214	$(4,055)

Unallocated corporate assets	$40,075	$39,626

Substantially all of the Company’s revenues are generated in the United States.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 13	COMPREHENSIVE INCOME (LOSS)

Comprehensive loss includes unrealized losses on our ARS that are classified as available-for-sale securities. Comprehensive income (loss) for each of these periods are as follows (dollars are in thousands):

	Three Months Ended
	September 30,
	2008	2007
Net income (loss)	$214	$(4,055)
Other comprehensive income:
Change in unrealized losses on
available-for-sale securities	260	—

Comprehensive income (loss)	$474	$(4,055)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

Forward-Looking Statements and Risk Factors

This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and similar expressions identify forward-looking statements. Statements that are "forward-looking statements" are based on current expectations and assumptions that are subject to risks and uncertainties. Actual performance and results could differ materially because of factors such as those set forth under "Risk Factors" in Form 10-K/A filed with the Securities and Exchange Commission on October 3, 2008 and this Form 10-Q.

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

Results of Operations

Revenues

Net sales of the Ingredient Products Group were $1.8 million for the three-month period ended September 30, 2008. Sales of chromium picolinate remained stable when compared to last year at this time.

Net product sales of the Branded Products Group were $10.8 million for the three-month period ended September 30, 2008, compared to $9.9 million for the same period a year ago. While branded product sales through the direct response channel were approximately $2.7 million less than the comparable period a year ago, sales to retailers were $3.6 million greater than the comparable period a year ago. A reduction in advertising and promotion expenditures through the direct response channel was the primary reason for the direct response shortfall, while increased distribution from new retailer-specific items, continued consumer awareness and brand name recognition in the retail group more than offset the shortfall.

Other revenues were $51 thousand for the three months ended September 30, 2008 when compared to $0.4 million in the comparable period a year ago. A one-time favorable settlement of a patent infringement lawsuit of $0.3 million in the first quarter of fiscal year 2008 did not recur this current quarter.

Cost of Revenues

Cost of revenues for the Ingredient Products Group were $0.5 million for each of the three-month periods ended September 30, 2008 and 2007, respectively.

Cost of revenues for the Branded Products Group was $4.3 million for the three-month period ended September 30, 2008 compared to $3.5 million for the three-month period ended September 30, 2007. While the cost of products sold through the direct response channel declined $0.9 million due to lower sales, retail product costs increased $1.8 million due primarily to the increased sales of the retail group.

Advertising and Promotion Expenses (“Advertising”)

Advertising for the Branded Products Group for the three months ended September 30, 2008 were $5.2 million compared to $9.8 million in the comparable period a year ago. Lower promotional advertising ($3.1 million) for the retail products when compared to the same period a year ago was the primary reason. In addition, advertising to support direct response was reduced by $1.5 million when compared to the comparable period a year ago.

Fluctuations in the Ingredients Product Group were not material.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three-month period ended September 30, 2008 were $2.3 million compared to $1.9 million in the comparable period a year ago. An increase in interest expense of $0.7 million for the three months ended September 30, 2008 when compared to the comparable period a year ago is due primarily to amortization of debt financing costs and accretion related to Series J preferred stock issued in September 2007. Partially offsetting this increase was a decline in general and administrative expenses of $0.3 million due to one-time adjustments related to stock based compensation expense and allowance for doubtful account estimates.

Net Income (Loss)

Net income for the three-month period ended September 30, 2008 was $0.2 million compared to a net loss of $4.0 million in the comparable period a year ago. Cost containment, particularly advertising and promotion expenses, account for the majority of the improvement.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at September 30, 2008 were $6.7 million compared to $4.8 million at June 30, 2008.

During the three-month period ended September 30, 2008, net cash of $1.5 million was used in operating activities, compared to $5.1 million used in operating activities in the comparable period a year ago. Improved profitability was the primary reason.

During the three-month periods ended September 30, 2008 and 2007, respectively, net cash used in investing activities was $0.2 million.

During the three-month period ended September 30, 2008, net cash used in financing activities was $0.4 million compared to net cash provided by financing activities of $18.2 million. The last fiscal year period included net proceeds of $16.6 million from the September 2007 issuance of 8% Series J Convertible Preferred Stock due 2011. At September 30, 2008, the Company had net borrowings of $1.3 million from Gerber Finance Inc. in accordance with its loan and security agreement.

Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete. At June 30, 2008, the Company reported its auction rate securities (“ARS”) at fair value. The Company’s ARS are collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government). Beginning in February 2008, the auctions for all of the ARS then held by us were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the year ended June 30, 2008, we recorded a temporary impairment on our ARS of $0.3 million, which is reflected in accumulated other comprehensive loss in our condensed consolidated balance sheet. We have assumed an average maturity of our ARS in excess of one year due to the lack of liquidity in the ARS markets and the long-term remaining duration of the underlying securities; therefore, we have classified these securities as noncurrent on our June 30, 2008 condensed consolidated balance sheet. In addition to adjusting the carrying value of our ARS, if our assessment of the valuation adjustment in future periods is other than temporary, we would record an impairment charge through our condensed consolidated statement of operations. On October 1, 2008, the Company received an offer to repurchase the ARS at the purchase price of face value or par value plus accrued and unpaid interest or dividends. As a result, the Company no longer needs to record a temporary impairment. As a result, the Company believes that it no longer needs to record a temporary impairment and has included the ARS as a short-term investment at their face value of $4.0 million in the accompanying condensed consolidated balance sheet at September 30, 2008.

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

Item 4(T) – Controls and Procedures

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

Our management, with the participation of the Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2008. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were effective.

There were no changes in our internal controls over financial reporting or in other factors during the three-month period ended September 30, 2008 which have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 1A – Risk Factors

See Item 1A to Part 1 of the Company’s Form 10-K/A for its fiscal year ended June 30, 2008 that the Company filed on October 3, 2008.

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

If we are unable to maintain a Nasdaq listing for our securities the liquidity of our stock will be reduced and investors may be unable to sell them, or may be able to sell them only at reduced prices. On December 26, 2007, we received written notification from Nasdaq stating that, for the last 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 431(c)(4) (the “Rule”). On June 24, 2008, we received written notification that if compliance with the Rule cannot be demonstrated by December 22, 2008, Nasdaq will provide written notification that the Company’s securities will be delisted. On October 22, 2008, we received written notification that the Company has until March 26, 2009 to regain compliance with the Rule. At that time, if the Company receives a notification of delisting, the Company can appeal and provide a plan to regain compliance. Throughout this period we can regain compliance by maintaining a $1.00 per share bid price for a minimum of 10 consecutive business days. Under certain circumstances, to ensure that we can sustain long-term compliance, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies with Nasdaq's minimum $1.00 bid price requirement.

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

PART II - OTHER INFORMATION (continued)

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

NUTRITION 21, INC.
Registrant

Date: November 14, 2008	By:	/s/ Michael A. Zeher
Michael A. Zeher
President and
Chief Executive Officer
(Principal Executive Officer)