Form 10-Q
period 2008-12-31
NUTRITION 21 INC
filed 2009-02-12
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No    ☒
Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at February 12, 2009
Common Stock, $0.005 par value per share	68,059,010 shares

NUTRITION 21, INC.

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	(a) Condensed Consolidated Balance Sheets at December 31, 2008
	(unaudited) and June 30, 2008	3 & 4

	(b) Condensed Consolidated Statements of Operations for the three
	and six month periods ended December 31, 2008 and 2007
	(unaudited)	5

	(c) Condensed Consolidated Statement of Stockholders’ Equity for
	the six month period ended December 31, 2008 (unaudited)	6

	(d) Condensed Consolidated Statements of Cash Flows for the six
	month periods ended December 31, 2008 and 2007 (unaudited)	7

	(e) Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4(T)	Controls and Procedures	16

PART II	OTHER INFORMATION

ITEM 1A	Risk Factors	17

ITEM 4	Submission of Matters to a Vote of Security Holders	18

ITEM 6	Exhibits	18

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2008	June 30, 2008
	(unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$3,228	$4,817
Accounts receivable (less allowances for doubtful accounts and returns of $1,190 and $1,148 at December 31, 2008 and June 30, 2008, respectively)	7,027	2,922
Other receivables	322	286
Inventories	1,606	1,014
Prepaid expenses and other current assets	1,442	1,483

Total current assets	13,625	10,522

Property and equipment, net	59	69

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $26,198 and $25,568 at December 31, 2008 and June 30, 2008, respectively)	1,022	1,540

Goodwill	15,605	15,395

Other intangibles with indefinite lives	5,379	5,379

Other assets	1,798	2,981

Investments	—	3,740

TOTAL ASSETS	$37,488	$39,626

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2008	June 30, 2008
	(unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Short-term borrowings	$—	$3,000
Accounts payable	4,075	4,221
Accrued expenses	2,361	2,575
Deferred income	794	1,228
6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594 at December 31, 2008 and June 30, 2008)	3,486	3,270
Current portion of long-term debt	2,451	—
Total current liabilities	13,167	14,294

Long-term debt	781	4,185
Deferred income taxes	2,152	2,152
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at December 31, 2008 and June 30, 2008)	12,379	11,594

Total liabilities	28,479	32,225
Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 3,594 shares outstanding at December 31, 2008 and June 30, 2008 (see liabilities above); 17,750 shares designated as Series J convertible preferred stock issued and outstanding at December 31, 2008 and June 30, 2008(see liabilities above)	—	—

Common stock, $0.005 par value, authorized 150,000,000 shares; 65,891,732 shares and 63,583,205 issued and outstanding at December 31, 2008 and June 30, 2008, respectively	327	315

Additional paid-in capital	116,741	115,721

Accumulated deficit	(108,059)	(108,375)

Accumulated other comprehensive loss	—	(260)

Total stockholders’ equity	9,009	7,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,488	$39,626

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$12,797	$12,734	$25,406	$24,566
Other revenues	77	275	128	640

TOTAL REVENUES	12,874	13,009	25,534	25,206

COSTS AND EXPENSES

Cost of revenues	5,528	3,977	10,273	7,992
Advertising and promotion expenses	4,806	9,705	10,168	19,709
General and administrative expenses	961	1,324	1,759	2,409
Research and development expenses	93	205	173	514
Depreciation and amortization	283	563	646	1,104

TOTAL COSTS AND EXPENSES	11,671	15,774	23,019	31,728

OPERATING PROFIT (LOSS)	1,203	(2,765)	2,515	(6,522)

Interest income	34	113	78	146
Interest expense	(1,135)	(1,164)	(2,277)	(1,490)

INCOME (LOSS) BEFORE INCOME TAXES	102	(3,816)	316	(7,866)

Income taxes	—	1	—	6

NET INCOME (LOSS)	$102	$(3,817)	$316	$(7,872)

Basic and diluted income (loss) per common share	$0.00	$(0.06)	$0.00	$(0.13)

Weighted average number of common shares – basic and diluted	65,379,399	62,061,943	64,949,221	61,758,216

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	$	$	$	$
Balance at June 30, 2008	63,583,205	315	115,721	(108,375)	(260)	7,401

Issuance of common stock for dividends on Series I preferred stock	357,420	2	106	—	—	108

Issuance of common stock for dividends on Series J preferred stock	1,941,107	10	700	—	—	710

Exercise of stock options	10,000	—	4	—	—	4

Stock-based compensation expense	—	—	210	—	—	210

Reversal of temporary impairment on investments in auction rate securities	—	—	—	—	260	260

Net income for the period	—	—	—	316	—	316

Balance at December 31, 2008	65,891,732	$327	$116,741	$(108,059)	$—	$9,009

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$316	$(7,872)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	16	19
Amortization of intangibles	630	1,085
Accretion of preferred stock and amortization of deferred financing costs	1,184	595
Accretion on note payable to Iceland Health	36	36
Convertible preferred stock dividend paid in common stock charged as interest expense	818	108
Stock-based compensation expense	210	365
Changes in operating assets and liabilities:
Accounts receivable	(4,105)	(3,558)
Other receivables	(36)	(105)
Inventories	(592)	(208)
Prepaid expenses and other current assets	41	(315)
Accounts payable	(127)	(2,331)
Accrued expenses	(214)	117
Deferred income	(434)	16
Net cash used in operating activities	(2,257)	(12,048)

Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill and patents and trademarks	(246)	(112)
Purchases of property and equipment	(6)	(43)
Payments for patents and trademarks	(96)	(186)
Redemption of long-term investment	1,000	—
Proceeds from sale of auction rate securities	4,000	—

Net cash provided by (used in) provided by investing activities	4,652	(341)

Cash flows from financing activities:
Proceeds from stock option exercises	5	41
Proceeds from private placement of 8% Series J convertible preferred stock, net of issuance costs	—	16,680
(Repayments) proceeds from short-term borrowings and long-term debt	(989)	1,747
Repayment of short-term borrowings	(3,000)	—
Net cash (used in) provided by financing activities	(3,984)	18,468

Net (decrease) increase in cash and cash equivalents	(1,589)	6,079
Cash and cash equivalents at beginning of period	4,817	2,417
Cash and cash equivalents at end of period	$3,228	$8,496

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company’s Annual Report on Form 10-K filed on September 29, 2008 as amended in the Report on Form 10-K/A filed on October 3, 2008 (the “Form 10-K/A”).  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The June 30, 2008 balance sheet has been derived from the audited consolidated financial statements included in the Form 10-K/A. Operating results for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

We have used significant cash in our operations and we may need to raise additional funds.  During the fiscal year ended June 30, 2008 cash used in operations was $14.8 million, and during the six-month period from July 1, 2008 through December 31, 2008 cash used in operations was $2.2 million.  To fund our cash flows and to support the marketing and other expenses we envision, we may need to raise funds.  There is no assurance that additional funds will be available on terms favorable to the Company and its stockholders, or at all.  The Series J preferred stock limits our ability to incur indebtedness and to issue additional preferred stock.

Note 2	INVESTMENTS

At June 30, 2008, the Company reported its auction rate securities (“ARS”) at fair value.  All of the Company’s ARSs were collateralized by student loan portfolios (substantially all of which are guaranteed by the United States Government).  During the quarter ended December 31, 2008, the Company’s ARS were sold at face value plus accrued and unpaid interest.

Note 3	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements in accordance with the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”) “Share-Based Payments”.  Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.  The valuation provisions of SFAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled.

The Company granted 1.2 million stock options during the six-month period ended December 31, 2008 with an exercise price equal to the market price at the date of grant with a fair value of $0.4 million based on the Black-Scholes option pricing model.

.
The assumptions used in the Black-Scholes option pricing model related to stock option grants during the six months ended December 31, 2008 were expected option life of 5.0 years, volatility factor of 99% and risk-free interest rate of 1.9%.  The Company has not paid, nor does it contemplate paying a dividend on its common stock in the near future.  As such a 0% dividend yield was used.  The pre-vesting forfeiture rate and the years of expected life are based on the Company’s historical option pre-vesting cancellation and employee exercise information, respectively.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the six-month period ended December 31, 2008 is based on awards ultimately expected to vest, and is reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 16%, based on historical experience.

The Company recorded $0.2 million and $0.4 million in stock-based compensation expense for stock options and restricted stock in each of the six-month periods ended December 31, 2008 and 2007, respectively.  Stock-based compensation expense is recorded in general and administrative expenses.

The following is a summary of option activity for the six-month period ended December 31, 2008.

Options	Shares (000)	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,511	$0.91
Granted	1,175	$0.34
Exercised	(10)	$0.38
Forfeited or expired	(227)	$1.14
Outstanding at December 31, 2008	4,449	$0.75	6.4	$0
Exercisable at December 31, 2008	2,991	$0.87	5.0	$0

The following is a summary of restricted stock activity for the six-month period ended December 31, 2008.

Restricted Stock	Shares (000)	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000’s)
Outstanding at July 1, 2008	329	$1.57
Granted	—	—
Exercised	—	—
Forfeited / expired or cancelled	—	—
Outstanding at December 31, 2008	329	$1.57	2.1	$—
Exercisable at December 31, 2008	159	$0.77	—	—

At December 31, 2008, there was $0.4 million of unrecognized compensation costs related to nonvested options and restricted stock awards. The costs are expected to be recognized over a weighted average period of 2.2 years

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 4	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement (“FASB”) of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.”  Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities.  SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007.  The effect of the adoption of SFAS 157 was not material on our condensed consolidated financial statements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS 159 is effective for the Company’s interim financial statements issued after April 1, 2008.  The effect of the adoption of SFAS 159 was not material on our condensed consolidated financial statements as the Company did not elect the fair value option for any of its assets and liabilities.

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

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. (“IH”).   The Company initially delivered or paid to the former stockholders 8.0 million shares of the Company’s common stock with a fair value of $15.5 million; $1.0 million in cash; and $2.5 million in 5% notes that are due on August 25, 2009.  The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trademarks and the goodwill with respect to these names and marks.  The Company also agreed to pay to the former stockholders up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the Closing exceed $10.0 million.  Earn-out payments disbursed are required to be recorded as an additional element of the cost of the acquisition, in accordance with accounting principles generally accepted in the United States of America.  Earn-out payments totaled $210 thousand for the six months ended December 31, 2008 and were recorded as additional goodwill.

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

The purchase price allocation (as adjusted for earn-out payments) has been determined as follows:

Assets purchased:

Net identifiable tangible assets	$181
Other intangibles with indefinite lives	5,379
Customer relationships	924
Non-compete agreements	375
Goodwill	15,605
Deferred tax liability	(2,152)

Purchase Price	$20,312

Note 6	INVENTORIES

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value.  The Company continues to maintain a provision for inventory obsolescence of $1.4 million.

Note 7	EARNINGS PER COMMON SHARE

Diluted earnings per common share for the three and six month periods ended December 31, 2008 and 2007 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (29,195,899 and 30,461,935 shares for the three-months ended December 31, 2008 and 2007, respectively, and 29,202,572 and 30,140,988, for the six-month periods ended December 31, 2008 and 2007, respectively), as the effect of such inclusion would be anti-dilutive.  In addition, unvested restricted stock of 328,540 and 500,750, and 328,540 and 492,875, respectively, for the three and six month periods ended December 31, 2008 and 2007, was not included as the effect of such inclusion would be anti-dilutive.

Note 8	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended December 31,
	2008	2007
Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$—
Cash paid for interest	135	—

Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payments	$77	$81

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

Cumulative dividends of 6% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company.  Common stock dividends are valued at 90% of the average of the 20 VWAPs (daily volume weighted average price of the Company’s common stock) immediately prior to the dividend payment date. For the six month period ended December 31, 2008, the Company issued 357,420 shares of common stock with a fair value of $108 thousand in lieu of a cash dividend.  At December 31, 2008, the outstanding Series I preferred stock was convertible into 2,956,078 shares of common stock.

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

Cumulative dividends of 8% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company.  Common stock dividends are valued at 90% of the average 20 VWAPs (daily volume average price of the Company’s common stock) immediately prior to the dividend payment date.   For the six-month period ended December 31, 2008, the Company issued 1,941,107 shares of common stock with a fair value of $0.4 million in lieu of a cash dividend.  At December 31, 2008, the outstanding Series J preferred stock was convertible into 14,599,441 shares of common stock.

Note 11	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company and JP Morgan Chase Bank, NA (“Chase”) entered into a loan agreement that expired on January 7, 2009 whereby the Company borrowed $3.0 million at LIBOR +0.50 percentage points.  During the quarter ended December 31, 2008, the Company repaid the loan and the loan agreement was cancelled.

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

In the agreement, the Company covenanted among other things that without Lender’s consent it will not (i) borrow (other than from Lender) more than $2 million at any time outstanding, (ii) declare or pay dividends on its common stock or repurchase its common stock, or (iii) enter into any merger or purchase or sale of stock or assets or joint venture transaction, or into any similar transaction, unless the effective purchase price or capital or  other contribution is valued at not more than $15 million.  As of December 31, 2008 and 2007, the Company had net borrowings outstanding of $0.8 million and $1.7 million, respectively, from the Lender.

As a result of the acquisition of Iceland Health, Inc. on August 26, 2006, the Company delivered to the former stockholders a $2.5 million 5% note due on August 25, 2009.  At December 31, 2008, the carrying value of the note was $2.4 million.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 12	SEGMENT REPORTING

The Company’s business segments are based on the organization structure used by the Company’s chief operating decision maker for making operating and investment decisions and for assessing performance.  As a result, the Company operates in two business segments:  as a supplier of essential minerals, most notably chromium picolinate (Ingredients Products Group), and as a supplier of finished goods to food, drug and mass retailers (Branded Products Group).

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

Financial data by segment was as follows (000’s):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Net sales
Ingredients Products Group	$1,491	$1,809	$3,340	$3,696
Branded Products Group	11,306	10,925	22,066	20,870

Sales to external customers	12,797	12,734	25,406	24,566
Other revenues	77	275	128	640

Total revenues	$12,874	$13,009	$25,534	$25,206

Income (loss) before income taxes
Ingredients Products Group	$948	$1,142	1,978	$1,989
Branded Products Group	1,516	(2,090)	2,987	(5,123)
Unallocated corporate expenses	(2,362)	(2,868)	(4,649)	(4,732)

Income (loss) before income taxes	$102	$(3,816)	$316	$(7,866)

Unallocated corporate assets	$37,488	$45,324

Substantially all of the Company’s revenues are generated in the United States.

Note 13	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized losses on our ARS that were classified as available-for-sale securities. Comprehensive income (loss) for each of these periods are as follows (dollars are in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$102	$(3,817)	$316	$(7,872)
Other comprehensive income:
Change in unrealized losses on
available-for-sale securities	260	—	260	—

Comprehensive income (loss)	$362	$(3,817)	$576	$(7,872)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

Forward-Looking Statements and Risk Factors

This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and similar expressions identify forward-looking statements.  Statements that are “forward-looking statements” are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual performance and results could differ materially because of factors such as those set forth under “Risk Factors” in Form 10-K/A filed with the Securities and Exchange Commission on October 3, 2008 and this Form 10-Q.

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

Results of Operations

Revenues

Net sales of the Ingredient Products Group were $1.5 million and $1.8 million for the three month periods ended December 31, 2008 and 2007, respectively.  Sales of chromium picolinate in the quarter were less than the comparable quarter a year ago.

Net sales of the Ingredient Products Group were $3.3 million and $3.7 million for the six months ended December 31, 2008 and 2007, respectively.  Sales of chromium picolinate were lower than the comparable period a year ago.

Net product sales of the Branded Products Group for the three months ended December 31, 2008 were $11.3 million compared to $10.9 million in the comparable period a year ago. Net product sales through the direct response channel were $5.9 million compared to $7.2 million in the comparable period a year ago.  Limiting advertising while the Company continues to better match its costs with revenues is the primary cause of the decline.  Offsetting this decline was an improvement in net product sales made through the retail channel.  Net product sales through the retail channel were $5.4 million compared to $3.7 million in the comparable period a year ago.  Increased distribution, customer awareness and continued acceptance of our products was the primary reason for this improvement.

Net product sales of the Branded Products Group were $22.1 million for the six months ended December 31, 2008 compared to $20.9 million in the comparable period a year ago.  Net product sales through the direct response channel were $12.1 million compared to $16.0 million in the same period a year ago.  The Company’s continued fine tuning of its costs versus revenues resulted in lower product sales.  Offsetting the decline were net product sales through the retail channel of $10.0 million compared to $4.9 million in the comparable period a year ago.  Increased distribution to traditional retailers, as well as continued acceptance of our brands, were the primary reasons for the increase.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other revenues were $77 thousand and $0.3 million in the three month periods ended December 31, 2008 and 2007, respectively.

Other revenues were $0.1 and $0.6 million in the six month periods ended December 31, 2008 and 2007, respectively.

Cost of revenues

Cost of revenues for the Ingredients Products Group were $0.4 million for both of the three month periods ended December 31, 2008 and 2007, respectively.

Cost of revenues for the Ingredients Products Group for each of the six month periods ended December 31, 2008 and 2007, was $0.9 million.

Cost of revenues for the Branded Products Group were $5.1 million for the three month period ended December 31, 2008 compared to $3.6 million in the same period a year ago.  The increase is due to expenditures for product purchases associated with the increased sales through the retail channel ($1.8 million).  The increase was partially offset by lower cost of branded products sold through the direct response channel ($0.3 million).

Cost of revenues for the Branded Products Group were $5.7 million for the six months ended December 31, 2008 compared to $2.2 million for the six months ended December 31, 2007.  The cost of products sold through the retail channel was $5.7 million, an increase of $3.5 million when compared to the six months ended December 31, 2007, due primarily to expanded products, increases in net product sales and product mix.  The cost of products sold through the direct response channel was $3.7 million compared to $4.9 million in the year ago period.

Advertising and Promotion Expenses (“Advertising”)

Advertising expenses for the Branded Products Group for the three months ended December 31, 2008 were $4.8 million compared to $9.7 million in the comparable period a year ago.  Advertising spending to support our retail products decreased $3.9 million to $1.0 million when compared to the same period a year ago. Advertising to support direct response was $3.8 million compared to $4.6 million in the comparable period a year ago.  The decline in spend was due to our efforts to refocus our direct response spend versus revenues.

Advertising expense for the Branded Products Group for the six months ended December 31, 2008 was $9.9 million compared to $19.2 million in the same period a year ago.  Advertising expenditures to support our consumer health brands declined $7.1 million to $1.7 million when compared to the same period a year ago.  In addition, advertising through the direct response channel declined $2.2 million to $8.2 million when compared to the same period a year ago.  Continued refocusing and target-specific advertising were the primary reasons for the improvement.

Fluctuations in the Ingredients Product Group for advertising in the three and six month periods were not material.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three month period ended December 31, 2008 were $2.4 million compared to $2.9 million in the comparable period a year ago.  The decrease is primarily due to a reduction in overall operating expenses.

Unallocated corporate expenses for the six months ended December 31, 2008 were $4.6 million compared to $4.7 million in the same period a year ago.  The decrease is primarily due to lower operating expenses ($0.4 million) and lower amortization of intangibles ($0.5 million) partially offset by increased costs associated with our financings ($0.8 million).

Net Income (Loss)

Net income for the three month period ended December 31, 2008 was $0.1 million compared to a net loss of $3.8 million in the comparable period a year ago.  Lower advertising and promotion expenditures account for the majority of the improvement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net income for the six months ended December 31, 2008 was $0.3 million compared to a net loss of $7.9 million in the comparable period a year ago.  Improvement in revenues combined with reduced advertising and promotion expenditures were the primary reasons.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2008 were $3.2 million compared to $4.8 million at June 30, 2008.

During the six month period ended December 31, 2008, net cash of $2.2 million was used in operating activities, compared to $12.0 million in the comparable period a year ago.  Improvement in operating results from a net loss of $7.9 million to a net income of $0.3 million, combined with an improvement in operating assets and liabilities account for the majority of the increase.

During the six month period ended December 31, 2008, net cash provided by investing activities was $4.6 million compared to $0.3 million of cash used in investing activities in the comparable period a year ago.  During the quarter, the Company redeemed $1.0 million of its investment in long-term securities and sold its auction rate securities at face value of $4.0 million.

During the six month period ended December 31, 2008, net cash used in financing activities was $4.0 million. During the quarter, the Company used $3.0 million of the proceeds from the sale of the ARS to repay its debt with Chase Bank.

Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete. Our liquidity may also be adversely affected by the current economic conditions, including consumer spending rates, the ability to collect on our accounts receivable and our ability to obtain working capital due to the tightening of global credit markets. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe that, going forward, cash generated from operations, together with our current cash balance and borrowing capability should be sufficient to satisfy our cash requirements for the next twelve months.  Long-term liquidity is dependent upon achieving consistent profitability or raising additional financing.

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

Item 4 (T) – Controls and Procedures

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

Our management, with the participation of the Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2008.  Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were effective.

There were no changes in our internal controls over financial reporting or in other factors during the period ended December 31, 2008 which have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

P ART II - OTHER INFORMATION

Items 1, 2, 3 and 5 and are not applicable and have been omitted.

Item 1A – Risk Factors

The risk factor listed below supplements the risk factors set forth in Item 1A to Part 1 of the Company’s Form 10-K for its fiscal year ended June 30, 2008 that the Company filed on September 29, 2008.

Illiquidity of Auction Rate Securities.  We owned $4.0 million of auction rate securities that were illiquid, and borrowed $3.0 million using these securities as collateral through January 7, 2009.  During the quarter, our auction rate securities were repurchased for $4.0 million plus accrued interest and the $3.0 million borrowed using these securities as collateral was repaid.

The limited liquidity for our common stock could affect an investor’s ability to sell our shares at a satisfactory price. Our common stock is relatively illiquid. As of January 31, 2009, the Company had approximately 68.1 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 50 trading days ending on that date was 157,708 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

If we are unable to maintain a Nasdaq listing for our securities the liquidity of our stock will be reduced and investors may be unable to sell them, or may be able to sell them only at reduced prices. On December 26, 2007, we received written notification from Nasdaq stating that, for the last 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 431(c)(4) (the “Rule”).  On June 24, 2008, we received written notification that if compliance with the Rule cannot be demonstrated by December 22, 2008, Nasdaq will provide written notification that the Company’s securities will be delisted.  On October 22, 2008, we received written notification that the Company has until March 26, 2009 to regain compliance with the Rule.  On December 23, 2008, the Company received a letter from Nasdaq that the Rule is suspended until April 20, 2009 which, according to the Company calculation, extends the Company’s period for regaining compliance until June 24, 2009.  At that time, if the Company receives a notification of delisting, the Company can appeal and provide a plan to regain compliance.  Throughout this period we can regain compliance by maintaining a $1.00 per share bid price for a minimum of 10 consecutive business days. Under certain circumstances, to ensure that we can sustain long-term compliance, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies with Nasdaq's minimum $1.00 bid price requirement.

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

Should we fail to maintain our Nasdaq listing and should we then or thereafter not be listed on the Bulletin Board we may be required to redeem our Series I 6% and Series J 8% Convertible Preferred Stock in accordance with their terms.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders of Nutrition 21, Inc. (the “Company”) was held on November 20, 2008.  The Meeting covered the election of Directors, and the appointment of the Corporation’s independent registered public accounting firm for the fiscal year ending June 30, 2009.

Each of the following nominees for director was currently serving as a director, and each was elected by the votes indicated.

	Votes For	Withheld

P. George Benson, PhD	43,375,801	5,617,064
John L. Cassis	43,379,801	5,613,064
Warren D. Cooper	43,379,801	5,613,064
John H. Gutfreund	43,368,851	5,624,014
Peter C. Mann	43,179,798	5,813,067
Michael A. Zeher	43,176,052	5,816,813

J. H. Cohn LLP (“Cohn”) served as the Corporation’s independent registered public accounting firm for the fiscal year ended June 30, 2008, and Cohn’s appointment as the Corporation’s independent registered public accounting firm for the fiscal year ending June 30, 2009 was ratified by a vote of 47,757,756 For; 797,200 Against; and 487,910 Abstentions.

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

NUTRITION 21, INC.
Registrant

Date: February 12, 2009	By:	/s/ Michael A. Zeher
Michael A. Zeher
President and
Chief Executive Officer
(Principal Executive Officer)