Form 10-Q
period 2009-03-31
NUTRITION 21 INC
filed 2009-05-15
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No    ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at May 12, 2009
Common Stock, $0.005 par value per share	71,231,450 shares

NUTRITION 21, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	(a) Condensed Consolidated Balance Sheets at March 31, 2009 (unaudited) and June 30, 2008	3 & 4

	(b) Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2009 and 2008 (unaudited)	5

	(c) Condensed Consolidated Statement of Stockholders’ Equity for the nine month period ended March 31, 2009 (unaudited)	6

	(d) Condensed Consolidated Statements of Cash Flows for the nine month periods ended March 31, 2009 and 2008 (unaudited)	7

	(e) Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4(T)	Controls and Procedures	17

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	18

ITEM 1A	Risk Factors	18

ITEM 6	Exhibits	19

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2009	June 30, 2008
	(unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$2,694	$4,817
Accounts receivable (less allowances for doubtful accounts and returns of $536 and $1,148 at March 31, 2009 and June 30, 2008, respectively)	3,763	2,922
Other receivables	576	286
Inventories	3,097	1,014
Prepaid expenses and other current assets	772	1,483
Total current assets	10,902	10,522

Property and equipment, net	53	69

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $26,455 and $25,568 at March 31, 2009 and June 30, 2008, respectively)	850	1,540

Goodwill	15,607	15,395

Other intangibles with indefinite lives	5,379	5,379

Other assets	1,711	2,981

Investment in auction rate securities	—	3,740

TOTAL ASSETS	$34,502	$39,626

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2009	June 30, 2008
	(unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Short-term borrowings	$—	$3,000
Current portion of long-term debt	2,470	—
Accounts payable	3,507	4,221
Accrued expenses	2,138	2,575
Deferred income	578	1,228
6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594 at June 30, 2008)	—	3,270
Total current liabilities	8,693	14,294

Long-term debt	1,735	4,185
Deferred income taxes	2,152	2,152
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at March 31, 2009 and June 30, 2008)	12,792	11,594

Total liabilities	25,372	32,225
Commitments and contingencies

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued at March 31, 2009 and June 30, 2008, and 3,594 shares outstanding at June 30, 2008. (see liabilities above); 17,750 shares designated as Series J convertible preferred stock issued and outstanding at March 31, 2009 and June 30, 2008 (see liabilities above)	—	—

Common stock, $0.005 par value, authorized 150,000,000 shares; 68,408,484 shares and 63,583,205 issued and outstanding at March 31, 2009 and June 30, 2008, respectively	339	315

Additional paid-in capital	117,254	115,721

Accumulated deficit	(108,463)	(108,375)

Accumulated other comprehensive loss	—	(260)

Total stockholders’ equity	9,130	7,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,502	$39,626

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales	$8,509	$10,891	$33,915	$35,457
Other revenues	114	(71)	242	569

TOTAL REVENUES	8,623	10,820	34,157	36,026

COSTS AND EXPENSES

Cost of revenues	2,891	6,064	13,164	14,194
Advertising and promotion expenses	3,643	8,568	13,811	28,139
General and administrative expenses	982	2,358	2,742	4,767
Research and development expenses	94	330	266	845
Depreciation and amortization	264	604	910	1,707

TOTAL COSTS AND EXPENSES	7,874	17,924	30,893	49,652

OPERATING PROFIT (LOSS)	749	(7,104)	3,264	(13,626)

Interest income	8	95	86	241
Interest expense	(1,161)	(1,159)	(3,438)	(2,649)

LOSS BEFORE INCOME TAXES	(404)	(8,168)	(88)	(16,034)

Income taxes	—	7	—	13

NET LOSS	$(404)	$(8,175)	$(88)	$(16,047)

Basic and diluted loss per common share	$(0.01)	$(0.13)	$(0.00)	$(0.26)

Weighted average number of common shares – basic and diluted	67,746,755	62,176,195	65,738,852	61,796,508

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	$	$	$	$	$
Balance at June 30, 2008	63,583,205	315	115,721	(108,375)	(260)	7,401

Issuance of common stock for dividends on Series I preferred stock	706,894	4	158	—	—	162

Issuance of common stock for dividends on Series J preferred stock	4,108,385	20	1,044	—	—	1,064

Exercise of stock options	10,000	—	4	—	—	4

Stock-based compensation expense	—	—	327	—	—	327

Reversal of temporary impairment on investments in auction rate securities	—	—	—	—	260	260

Net loss for the period	—	—	—	(88)	—	(88)

Balance at March 31, 2009	68,408,484	$339	$117,254	$(108,463)	$—	$9,130

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(88)	$(16,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	22	29
Amortization of intangibles	888	1,678
Accretion of preferred stock and amortization of deferred financing costs	1,792	1,194
Accretion on note payable to Iceland Health	55	54
Convertible preferred stock dividends paid in common stock charged asinterest expense	1,226	162
Stock-based compensation expense	327	555
Changes in operating assets and liabilities:
Accounts receivable	(841)	(2,874)
Other receivables	(290)	(75)
Inventories	(2,083)	2,740
Prepaid expenses and other current assets	711	(828)
Accounts payable	(733)	(1,632)
Accrued expenses	(437)	2,082
Deferred income	(650)	(1,485)
Net cash used in operating activities	(101)	(14,447)
Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill, patents and trademarks	(340)	(640)
Purchases of property and equipment	(6)	(42)
Payments for patents and trademarks	(51)	(164)
Decrease (increase) in restricted cash	1,000	(1,000)
Purchase of investments available for sale	—	(3,000)
Proceeds from sale of auction rate securities	4,000	—

Net cash provided by (used in) provided by investing activities	4,603	(4,846)

Cash flows from financing activities:
Proceeds from stock option exercises	4	47
Proceeds from private placement of 8% Series J convertible preferred stock, net of issuance costs	—	16,602
(Repayments) proceeds of long-term debt, net	(35)	1,808
Repayment of short-term borrowings	(3,000)	—
Redemption of 6% Series I convertible preferred stock	(3,594)	—
Net cash (used in) provided by financing activities	(6,625)	18,457
Net decrease in cash and cash equivalents	(2,123)	(836)
Cash and cash equivalents at beginning of period	4,817	2,417
Cash and cash equivalents at end of period	$2,694	$1,581

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company’s Annual Report on Form 10-K filed on September 29, 2008 as amended in the Report on Form 10-K/A filed on October 3, 2008 (the “Form 10-K/A”).  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The June 30, 2008 balance sheet has been derived from the audited consolidated financial statements included in the Form 10-K/A. Operating results for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

We have used significant cash in our operations and we may need to raise additional funds.  During the fiscal year ended June 30, 2008 cash used in operations was $14.8 million, and during the nine-month period from July 1, 2008 through March 31, 2009 cash used in operations was $0.1 million.  To fund our cash flows and to support the marketing and other expenses we envision, we may need to raise funds.  There is no assurance that additional funds will be available on terms favorable to the Company and its stockholders, or at all.  The Series J preferred stock agreement limits our ability to incur indebtedness and to issue additional preferred stock.

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

The Company granted 1.2 million stock options during the nine-month period ended March 31, 2009 with an exercise price equal to the market price at the date of grant and a fair value of $0.4 million based on the Black-Scholes option pricing model. There were no options granted in the quarter ended March 31, 2009.

The assumptions used in the Black-Scholes option pricing model related to stock option grants during the nine months ended March 31, 2009 were expected option life of 5.0 years, volatility factor of 99% and risk-free interest rate of 1.9%.  The Company has not paid, nor does it contemplate paying a dividend on its common stock in the near future.  As such a 0% dividend yield was used.  The pre-vesting forfeiture rate and the years of expected life are based on the Company’s historical option pre-vesting cancellation and employee exercise information, respectively.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 3	STOCK-BASED COMPENSATION (continued)

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the nine-month period ended March 31, 2009 is based on awards ultimately expected to vest, and is reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 16%, based on historical experience.

The Company recorded $0.3 million and $0.6 million in stock-based compensation expense for stock options and restricted stock awards during the nine-month periods ended March 31, 2009 and 2008, respectively.  Stock-based compensation expense is recorded in general and administrative expenses.

The following is a summary of option activity for the nine-month period ended March 31, 2009.

Options	Shares (000)	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,511	$0.91
Granted	1,175	$0.34
Exercised	(10)	$0.38
Forfeited or expired	(376)	$1.12
Outstanding at March 31, 2009	4,300	$0.73	6.4	$0
Exercisable at March 31, 2009	2,846	$0.86	5.0	$0

The following is a summary of restricted stock activity for the nine-month period ended March 31, 2009.

Restricted Stock	Shares (000)	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000’s)
Outstanding at July 1, 2008	329	$1.57
Granted	—	—
Exercised	—	—
Forfeited / expired or cancelled	—	—
Outstanding at March 31, 2009	329	$1.57	2.0	$—
Exercisable at March 31, 2009	159	$0.77	—	—

At March 31, 2009, there was $0.2 million of unrecognized compensation costs related to nonvested options and restricted stock awards. The costs are expected to be recognized over a weighted average period of 2.1 years.

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

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. (“IH”).   The Company initially delivered or paid to the former stockholders 8.0 million shares of the Company’s common stock with a fair value of $15.5 million; $1.0 million in cash; and $2.5 million in 5% notes that are due on August 25, 2009.  The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trademarks and the goodwill with respect to these names and marks.  The Company also agreed to pay to the former stockholders up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the Closing exceed $10.0 million.  Earn-out payments disbursed are required to be recorded as an additional element of the cost of the acquisition, in accordance with accounting principles generally accepted in the United States of America.  Earn-out payments totaled $213 for the nine months ended March 31, 2009 and were recorded as additional goodwill.

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

Note 7           EARNINGS PER COMMON SHARE

Diluted earnings per common share for the three and nine month periods ended March 31, 2009 and 2008 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (26,239,821 and 29,655,495 shares for the three-months ended March 31, 2009 and 2008, respectively, and 26,247,377 and 30,200,389, for the nine-month periods ended March 31, 2009 and 2008, respectively), as the effect of such inclusion would be anti-dilutive.  In addition, unvested restricted stock of 328,540 and 500,750, and 328,540 and 492,875, respectively, for the three and nine month periods ended March 31, 2009 and 2008, was not included as the effect of such inclusion would be anti-dilutive.

Note 8           SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:

Cash paid for income taxes	—	—
Cash paid for interest	$248	$261

Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payments	$147	$81
Issuance of common stock for dividends on Series I preferred stock	$162	$162
Issuance of common stock for dividends on Series J preferred stock	$1,064	—

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)
(unaudited)

Note 9           6% SERIES I CONVERTIBLE PREFERRED STOCK

The Company redeemed its 6% Series I convertible preferred stock at the original issue price on March 31, 2009 for $3.6 million.  For the nine month period ended March 31, 2009, the Company issued 706,894 shares of common stock with a fair value of $0.2 million in lieu of a cash dividend.

Note 10         8% SERIES J CONVERTIBLE PREFERRED STOCK

As further explained in Note 11 in the Form 10-K/A, the Company must redeem its 8% Series J convertible preferred stock at the original issue price plus accrued dividends on September 11, 2011 and, accordingly, the carrying value of the preferred stock is included in non-current liabilities in the condensed consolidated balance sheets.  The agreement also provides for early redemption of the preferred stock on the occurrence of certain default events.

Cumulative dividends of 8% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company.  Common stock dividends are valued at 90% of the average 20 VWAPs (daily volume average price of the Company’s common stock) immediately prior to the dividend payment date.   For the nine-month period ended March 31, 2009, the Company issued 4,108,385 shares of common stock with a fair value of $0.8 million in lieu of a cash dividend.  At March 31, 2009, the outstanding Series J preferred stock was convertible into 14,599,441 shares of common stock.

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

In the agreement, the Company covenanted among other things that without Lender’s consent it will not (i) borrow (other than from Lender) more than $2 million at any time outstanding, (ii) declare or pay dividends on its common stock or repurchase its common stock, or (iii) enter into any merger or purchase or sale of stock or assets or joint venture transaction, or into any similar transaction, unless the effective purchase price or capital or other contribution is valued at not more than $15 million. As of March 31, 2009 and June 30, 2008, the Company had net borrowings outstanding of $1.7 million from the Lender.

At March 31, 2009, the Company was in default of certain financial covenants under the Agreement. As of May 8, 2009, the Lender waived these defaults in an amendment to the Agreement.

As a result of the acquisition of Iceland Health, Inc. on August 26, 2006, the Company delivered to the former stockholders a $2.5 million 5% note due on August 25, 2009.  At March 31, 2009, the carrying value of the note was $2.5 million.

The Company and JP Morgan Chase Bank, NA (“Chase”) entered into a loan agreement whereby the Company borrowed $3.0 million at LIBOR +0.50 percentage points.  During the nine month period ended March 31, 2009, the Company repaid the loan and the loan agreement was cancelled.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
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

Financial data by segment was as follows (000’s):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net sales
Ingredients Products Group	$1,914	$2,034	$5,255	$5,729
Branded Products Group	6,595	8,857	28,660	29,728

Sales to external customers	8,509	10,891	33,915	35,457
Other revenues	114	(71)	242	569

Total revenues	$8,623	$10,820	$34,157	$36,026

Income (loss) before income taxes
Ingredients Products Group	$1,278	$1,345	3,102	$3,145
Branded Products Group	696	(5,088)	3,837	(10,021)
Unallocated corporate expenses	(2,378)	(4,425)	(7,027)	(9,158)

Loss before income taxes	$(404)	$(8,168)	$(88)	$(16,034)

Unallocated corporate assets	$34,502	$38,167

Substantially all of the Company’s revenues are generated in the United States.

Note 13         COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes unrealized gains (losses) on our ARS that were classified as available-for-sale securities. Comprehensive income (loss) for each of these periods are as follows (dollars are in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net loss	$(404)	$(8,175)	$(88)	$(16,047)
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities	—	(1,000)	260	(1,000)

Comprehensive income (loss)	$(404)	$(9,175)	$172	$(17,047)

Note 14        COMMITMENTS AND CONTINGENCIES

On March 24, 2004, the FTC sued QVC in the U.S. District Court for the Eastern District of Pennsylvania for claims made on QVC for the company’s Lite Bites products and other products. QVC has in the same lawsuit filed on April 14, 2004, Third-Party Complaints for damages against six parties including the Company (Third-Party Defendants). The Company discontinued the Lite Bites product line in fiscal year 2003. QVC has reached a settlement with the FTC staff that requires FTC Commissioners’ approval. The Third-Party Defendants have reached a settlement with QVC that will become effective upon FTC Commissioners’ approval of the QVC settlement. During the quarter ended March 31, 2009, the FTC Commissioners approved the QVC settlement. As of June 30, 2008, the Company established a $0.8 million provision. The Company agreed to pay to QVC $405,000 in six installments of $67,500 plus interest at LIBOR plus 0.75%. The unpaid portion of this liability is included in accrued expenses at March 31, 2009.

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

Results of Operations

Revenues

Net sales of the Ingredient Products Group were $1.9 million and $2.0 million for the three month periods ended March 31, 2009 and 2008, respectively.  Sales of chromium picolinate in the quarter were slightly below the comparable quarter a year ago.

Net sales of the Ingredient Products Group were $5.2 million and $5.7 million for the nine months ended March 31, 2009 and 2008, respectively.  Sales of chromium picolinate were lower than the comparable period a year ago.

Net product sales of the Branded Products Group for the three months ended March 31, 2009 were $6.6 million compared to $8.9 million in the comparable period a year ago. Net product sales through the direct response channel were negatively impacted by economic conditions.

Net product sales of the Branded Products Group were $28.7 million for the nine months ended March 31, 2009 compared to $29.7 million in the comparable period a year ago.

A decline in net product sales made through the direct response channel, which were negatively impacted by economic conditions, were mostly offset by an improvement in net product sales made through the retail channel. Increased distribution, customer awareness and acceptance of our products were the primary reasons for the improvement in retail sales.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of revenues

Cost of revenues for the Ingredients Products Group were $0.5 million for each of the three month periods ended March 31, 2009 and 2008, respectively.

Cost of revenues for the Ingredients Products Group for the nine month periods ended March 31, 2009 and 2008, were $1.3 million and $1.4 million, respectively.

Cost of revenues for the Branded Products Group were $2.4 million for the three month period ended March 31, 2009 compared to $5.6 million in the same period a year ago. Cost of revenues for the Branded Products Group for the three months ended March 31, 2009 excludes the cost of inventory sold of approximately $0.9 million, for inventory previously included in the Company’s inventory obsolescence provision. Excluding this event, cost of revenues for the Branded Products Group would have been $3.3 million compared to $3.7 million. Lower product sales in the three months ended March 31, 2009 was the primary reason for the decline.

Cost of revenues for the Branded Products Group were $11.9 million for the nine month period ended March 31, 2009 compared to $12.8 million for the nine month period ended March 31, 2008.  Declines in cost of products sold through the direct response channel were partially offset by increased cost of products sold primarily due to expanded product sales made through the retail channel.

Advertising and Promotion Expenses (“Advertising”)

Advertising expenses for the Branded Products Group for the three months ended March 31, 2009 were $3.5 million compared to $8.3 million in the comparable period a year ago.  Advertising expenditures to support our retail products decreased $3.1 million to $0.7 million when compared to the same period a year ago. Advertising to support sales made through the direct response channel were $2.7 million compared to $4.4 million in the comparable period a year ago.  The decline in spend was due to our efforts to refocus our direct response advertising spend.

Advertising expenses for the Branded Products Group for the nine months ended March 31, 2009 was $13.4 million compared to $27.4 million in the same period a year ago.  Advertising expenditures to support our consumer health brands declined $10.1 million to $2.5 million when compared to the same period a year ago.  Advertising through the direct response channel declined $4.0 million to $10.9 million when compared to the same period a year ago.  Continued refocusing and target-specific advertising were the primary reasons for the improvement.

Fluctuations in the Ingredients Product Group for advertising in the three and nine month periods were not material.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three month period ended March 31, 2009 were $2.4 million compared to $4.4 million in the comparable period a year ago.  The decrease is primarily due to a reduction in legal fees ($1.0 million) as well as a reduction in overall operating expenses ($1.0 million).

Unallocated corporate expenses for the nine months ended March 31, 2009 were $7.0 million compared to $9.2 million in the same period a year ago.  The decrease is primarily due to lower operating expenses ($1.0 million) and lower amortization of intangibles ($0.8 million) partially offset by increased costs associated with our financings ($0.8 million).

Net (Loss)

Net loss for the three month period ended March 31, 2009 was $0.4 million compared to a net loss of $8.2 million in the comparable period a year ago.  Lower advertising expenditures and lower cost of revenues account for the majority of the improvement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss for the nine months ended March 31, 2009 was $88 thousand compared to a net loss of $16.0 million in the comparable period a year ago.  Reduced advertising expenditures and cost of revenues were the primary reasons.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2009 were $2.7 million compared to $4.8 million at June 30, 2008.

During the nine month period ended March 31, 2009, net cash of $0.1 million was used in operating activities, compared to $14.4 million in the comparable period a year ago.  Improvement in operating results from a net loss of $16.0 million to a net loss of $88 thousand, combined with an improvement in operating assets and liabilities account for the increase.

During the nine month period ended March 31, 2009, net cash provided by investing activities was $4.6 million compared to $4.8 million of cash used in investing activities in the comparable period a year ago.  During the quarter, the Company redeemed $1.0 million of its investment in long-term securities and sold its auction rate securities at face value of $4.0 million.

During the nine month period ended March 31, 2009, net cash used in financing activities was $6.6 million. During the quarter, the Company used $3.0 million of the proceeds from the sale of the auction rate securities to repay its debt with Chase Bank and redeemed its 6% Series I convertible preferred stock for $3.6 million.

Our liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industries in which we compete. Our liquidity may also be adversely affected by the current economic conditions; including consumer spending rates, the ability to collect on our accounts receivable and our ability to obtain working capital due to the tightening of the global credit markets. Although our cash requirements will fluctuate based on the timing and extent of these factors, we believe that, going forward, cash generated from operations, together with our current cash balance and borrowing capability should be sufficient to satisfy our cash requirements for the next twelve months.  Long-term liquidity is dependent upon achieving consistent profitability or raising additional financing.

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

Our management, with the participation of the Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2009.  Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were effective.

There were no changes in our internal controls over financial reporting or in other factors during the period ended March 31, 2009 which have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

P ART II - OTHER INFORMATION

Items 2, 3, 4 and 5 and are not applicable and have been omitted.

Item 1 - Legal Proceedings

On March 24, 2004, the FTC sued QVC in the U.S. District Court for the Eastern District of Pennsylvania for claims made on QVC for the company’s Lite Bites products and other products. QVC has in the same lawsuit filed on April 14, 2004, Third-Party Complaints for damages against six parties including the Company (Third-Party Defendants). The Company discontinued the Lite Bites product line in fiscal year 2003. QVC has reached a settlement with the FTC staff that requires FTC Commissioners’ approval. The Third-Party Defendants have reached a settlement with QVC that will become effective upon FTC Commissioners’ approval of the QVC settlement. During the quarter ended March 31, 2009, the FTC Commissioners approved the QVC settlement.

Item 1A - Risk Factors

The risk factors listed below supplement the risk factors set forth in Item 1A to Part 1 of the Company’s Form 10-K for its fiscal year ended June 30, 2008 that the Company filed on September 29, 2008.

We are subject to a Federal Trade Commission consent agreement that may adversely affect our business.
The Federal Trade Commission (“FTC”) regulates product-advertising claims, and requires that claims be supported by competent and reliable scientific evidence. Prior to our acquisition of a California limited partnership called Nutrition 21 (“Nutrition 21 LP”), the FTC opened an inquiry into certain of the claims that Nutrition 21 LP was making for chromium picolinate. The inquiry was terminated by the FTC with Nutrition 21 LP entering into a consent agreement that requires Nutrition 21 LP to support its claims by competent and reliable scientific evidence. After we acquired Nutrition 21 LP in 1997, we undertook new clinical studies to support the claims we intended to make for our products. The FTC has subsequently audited our chromium picolinate advertising and has not found either a lack of competent and reliable scientific evidence or failure to comply with the consent agreement. The FTC continues to monitor our advertising and could limit our advertising in ways that could make marketing our products more difficult or result in lost sales.

The limited liquidity for our common stock could affect an investor’s ability to sell our shares at a satisfactory price. Our common stock is relatively illiquid. As of April 30, 2009, the Company had approximately 71.2 million shares of common stock outstanding. The average daily trading volume in the common stock during the prior 50 trading days ending on that date was 108,178 shares. A more active public market for our common stock, however, may not develop, which would continue to adversely affect the trading price and liquidity of the common stock. Moreover, a thin trading market for the common stock causes the market price for the common stock to fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.

If we are unable to maintain a Nasdaq listing for our securities the liquidity of our stock will be reduced and investors may be unable to sell them, or may be able to sell them only at reduced prices. On December 26, 2007, we received written notification from Nasdaq stating that, for the last 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 431(c)(4) (the “Rule”).  On June 24, 2008, we received written notification that if compliance with the Rule cannot be demonstrated by December 22, 2008, Nasdaq will provide written notification that the Company’s securities will be delisted.  On October 22, 2008, we received written notification that the Company has until March 26, 2009 to regain compliance with the Rule. On March 23, 2009, the Company received a letter from Nasdaq that the Rule is suspended until July 20, 2009 which, according to the Company calculation, extends the Company’s period for regaining compliance until September 24, 2009.  At that time, if the Company receives a notification of delisting, the Company can appeal and provide a plan to regain compliance.  Throughout this period we can regain compliance by maintaining a $1.00 per share bid price for a minimum of 10 consecutive business days. Under certain circumstances, to ensure that we can sustain long-term compliance, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies with Nasdaq's minimum $1.00 bid price requirement.

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

Should we fail to maintain our Nasdaq listing and should we then or thereafter not be listed on the Bulletin Board we may be required to redeem our Series J 8% Convertible Preferred Stock in accordance with its terms.

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

NUTRITION 21, INC.
Registrant

Date: May 15, 2009	By:	/s/ Michael A. Zeher
Michael A. Zeher
President and
Chief Executive Officer
(Principal Executive Officer)