Form 10-K
period 2009-06-30
NUTRITION 21 INC
filed 2009-10-13
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended June 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________ ..

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐      No ☒

Indicate by check mark whether the registrant whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,817,038 based on the closing sale price as reported on the NASDAQ Capital Market System.

As of  October 10, 2009, there were 75,181,383 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be made available or delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 3, 2009 are incorporated by reference into Part III.

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

We are a nutritional bioscience company and the marketer of Chromax® chromium picolinate products and Iceland Health® omega-3 fish oil-based supplements with health benefits substantiated by clinical research. Our current core business strategy is to develop and market proprietary ingredients to the vitamin and supplement market for both human and animal applications.  We also create and develop nutritional supplement ingredients and formulations for sale and licensing to marketers of nutritional supplement products to be used in their finished products.

 Our products are sold and distributed through two operating segments, Ingredients and Branded Products. We sometimes refer to our Branded Products segment as our “Consumer Health” segment.

The Ingredients segment markets and sells to other marketers and distributors of various nutritional supplement products in both the human and animal nutrition markets.

The Consumer Health segment develops, markets and sells finished nutritional supplement products directly to consumers and through mass retail channels. This segment also develops nutritional supplement products for distribution at retail under private label and exclusive brands owned by our retail customers.

Our Consumer Health products are distributed through major food, drug and super center stores, mass retailers and to a lesser extent direct to consumers via direct  response marketing programs.

During the fiscal quarter ended June 30, 2009, we incurred substantial losses in our branded products business, and we moved our primary focus to our Ingredients segment.

We hold more than 30 patents for nutrition products and  their uses. Our portfolio of health and wellness brands include: Iceland Health® Maximum Strength Omega-3, Iceland Health® Joint Relief, Iceland Health® Advanced Memory Formula™, Chromax® chromium picolinate, Prescriptix™ Supplements and Diabetes Essentials®.  We also make private label supplements and ingredients for third parties.

Our Internet address is www.nutrition21.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our Website.

History of the Company

The Company is a New York corporation that was incorporated on June 29, 1983 as Applied Microbiology, Inc.  Prior to 1995 the Company focused on the development and commercialization of antibacterial technologies for new drugs. The Company subsequently licensed these technologies to third parties. Beginning in 1995, the Company shifted its focus to developing and marketing nutrition products and ingredients.  In 1997 the Company acquired a comprehensive chromium-based patent portfolio based on a picolinate form of chromium that was invented and researched by the United States Department of Agriculture.  In 1999, the Company acquired the Lite Bites consumer product line from Optimum Lifestyles, Inc.  In August of 2003, the Company discontinued its investment in the Lite Bites product line. In August  2006, the Company acquired Iceland Health, Inc and its exclusive rights until 2015, to market and sell in the US omega-3 fatty acids produced with a proprietary distillation process by an Icelandic company. In the same year we embarked on a program of retail and direct response sales of our Iceland Health, Chromax and other branded products. During the fiscal quarter ended June 30, 2009 , we incurred substantial losses in our consumer health segment, and we moved our primary focus to our ingredients segment.

The Company’s Products

Background

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

In collaboration with both independent and sponsored academic researchers at leading U.S. and international institutions and government agencies, the Company’s research objectives have been to strengthen the substantiation for chromium picolinate and expand its patent estate by continuing to:

Firmly establish the safety of Chromax chromium picolinate.  Chromax chromium picolinate has been affirmed as Generally Recognized as Safe (GRAS) for use in nutritional bars and beverages
•	Firmly establish the mechanism of action of chromium picolinate as an insulin sensitizer in insulin mediated glucose metabolism
•	Confirm a relationship between low chromium status and an increased risk of diabetes and other conditions linked to insulin resistance
•	Use double-blind placebo-controlled trials to continue to demonstrate the potential of its chromium product(s) to safely prevent, mitigate or treat diabetes and other related conditions
•	Explore chromium’s potential role in mitigating or treating symptoms related to mental health issues, such as depression, Alzheimer’s disease, and cognitive impairment
•	Identify other opportunities to expand the therapeutic use of its chromium technology
•	Communicate the cost and health benefits of chromium-based supplements to secure approval of its product(s) for use as a first line therapy in diabetes management

The Company will continue to publicize the outcomes of these and forthcoming studies in order to increase the demand for sales of stand-alone chromium picolinate and chromium combination products, as well as its use in foods and vitamins supplement formulas.

The Company must also continue to demonstrate the safety of this product.  The following studies, in the Company’s opinion, demonstrate that chromium picolinate is safe.

In 2009, the European Food Safety Authority (EFSA) released its safety assessment supporting the safe use of chromium picolinate in food supplements in the European Union (EU).

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

The United States Food & Drug Administration (FDA), the European Food Safety Authority (EFSA) and the United Kingdom’s Food Standards Agency (FSA) have announced that chromium picolinate is safe.

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

The Company’s Ingredients Business

Chromax chromium picolinate is the Company’s primary ingredients product which in various combinations is covered by both domestic and international composition of matter and use patents.

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

The Company is actively promoting its research findings, as well as the recent pronouncement surrounding the safety of chromium picolinate, to functional food manufacturers, including health and consumer product distributors in the U.S. as well as internationally.  These provide new market opportunities for the Company’s products.

The Company’s chromium picolinate is also sold into the animal feed market for managing the health of breeding sows and their offspring, where it has been shown to improve glucose control in gestating swine. Research outcomes include improved fertility, productivity and recovery for the sows, and stronger and more resilient offspring.

The Company sells its products on terms that grant its customers a license under the Company’s patents to sell the Company’s chromium picolinate for the particular uses and nutrient combinations covered by its patents. The fee for this license is bundled on an unallocated basis with the price that the Company charges to its customers for products that the Company sells to them.  See “Supply and Manufacturing” for information on manufacturing agreements between the Company and the manufacturers of its principal products.

During each of the fiscal years ended June 30, 2009, 2008 and 2007 respectively, ingredient sales of Chromax chromium picolinate accounted for more than 14%, 13% and 18% of the Company's total revenues.

In fiscal year 2009, one customer accounted for 24% of the Company’s total revenues, while in fiscal year 2008, three customers accounted for 20% of the Company’s total revenues. In fiscal year 2007, two customers accounted for 14% of the Company’s total revenues.

Refer to Item 7 for a discussion of revenue, loss before income taxes and total assets for each of our ingredients and branded products segments.

The Company’s Consumer Health Business

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

The Company has the exclusive U.S. right until 2015 to market and sell fish oil manufactured by an Icelandic company to pharmaceutical standards utilizing a patented distillation process to remove toxins and dioxins. The Company primarily markets omega-3 products under its Iceland Health trademark through direct response channels including TV infomercials, radio, print, direct mail, and Internet e-commerce, and has also begun to market these products into the retail distribution channel.

The Company has also commercialized Diabetes Essentials® as a nutritional complement to medical treatment for people with type 2 diabetes.  The lead product is Diachrome® specially formulated to provide advanced nutritional support for people with type 2 diabetes, offering a unique dual effect on blood sugar and heart health.

Under its Iceland Health brand the Company also sells Iceland Health® Omega-3 Cholesterol Health and Iceland Health® Joint Relief Plus SLEEP Support.

Primarily because of substantial losses that the Company incurred in the fourth quarter of fiscal 2009, in its Branded Products segment the Company is shifting its focus to its Ingredients segment.

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

Research and Development

During the fiscal years ended June 30, 2009, 2008 and 2007, the Company spent approximately $0.4 million, $0.9 million and $1.2 million, respectively, on research and development. The Company’s research and development program is based on chromium and seeks to discover and substantiate the efficacy and safety of ingredients and products that have a significant nutritional therapeutic value to consumers.  The primary research focus over the past few years has been in the area of diabetes, cardiovascular health, and mental health.

This research effort enabled the Company to identify patentable new combinations of chromium and new uses for chromium, and new food systems that can be enhanced by the inclusion of its ingredient systems.

Clinical Studies, Presentations and Publications

The Company from time to time provides funding for clinical studies of its products to evaluate safety, efficacy and mechanism of action, and in other instances supplies chromium picolinate and other products for use in studies for which it provides no funding.  The Company believes that positive results in these studies, whether or not funded by it, provide benefits to the Company by furthering acceptance of its products.  The Company also makes presentations at various meetings to share research findings and to gain acceptance of its products.  The following information summarizes some of the studies that tested product supplied by the Company.  The information also summarizes selected recent presentations and publications that relate to the Company’s products.

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

Publications and Presentations in 2009:

A paper entitled “Effects of chromium picolinate on food intake and satiety” was published in Diabetes Technology & Therapeutics. This paper concluded that chromium picolinate reduced caloric intake and hunger levels, and increased satiety, in overweight women.

A paper entitled “Effects of Chromium Histidinate on Renal Function, Oxidative Stress, and Heat-Shock Proteins in Fat-Fed and Streptozotocin-Treated Rats” was published in Journal of Renal Nutrition.  This paper concluded that  chromium  histidinate  decreased  lipid-peroxidation levels  and  heat-shock  protein expression in an animal model of diabetes. These results suggest that chromium histidinate may prevent the renal impairment associated with diabetes.

A paper entitled “The Effects of Chromium Histidinate on Mineral Status of Serum and Tissue in Fat-Fed and Streptozotocin-Treated Type II Diabetic Rat” was published in Biological Trace Element Research.  This paper concluded that chromium supplementation increases chromium tissue levels and protects against stress-induced losses of zinc, iron, and manganese in liver and heart tissues.

An oral presentation entitled “Effect of Chromium Picolinate and Chromium Histidinate on Carbohydrate and Lipid Metabolism” was given at the American College of Nutrition.  This presentation reported that the combination of chromium picolinate and chromium histidinate improved carbohydrate and lipid metabolism better than each used alone.

A poster presentation entitled “Chromium Histidinate Improves Serotonergic Properties and Carbohydrate Metabolism in Rat Models of Insulin Resistance and of Type 2 Diabetes” was given at the Experimental Biology Conference (FASEB). This presentation reported that chromium histidinate has a positive effect on glucose metabolism.

A poster presentation entitled “Chromium Histidinate Increases Brain Glut-1 and Glut-3 Levels Impaired by Insulin Resistance” was given at the Brain & Brain PET Conference. This presentation reported that chromium histidinate can enhance glucose transporters in the brain.

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

Patents

Nutritional Patents

Our significant patents consist of:

•     one method of use patents that expire in December 2009 that covers the use of chromium picolinate for cholesterol maintenance,

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

Although the Company holds six United States patents for chromium picolinate complexes and for nutritional uses for chromium picolinate complexes the Company is often faced with competition from companies, including importers that disregard its patent rights.  These companies take calculated risks that the Company will not sue to enforce its patent rights against them. The Company determines whether to file suit against an infringer by taking into consideration an estimate of infringing sales and the cost of patent enforcement.  While there is no guarantee that the Company will be able to successfully enforce its patent rights against these competitors, the Company continues to monitor industry practices.

Pharmaceutical Patents

The Company owns more than 100 patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction; recombinant lysostaphin complexes; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; and the use of bacteriocin compositions in gastrointestinal healthcare.  These patents are licensed to Biosynexus Incorporated and ImmuCell Corporation as set forth under ”Pharmaceutical Products Licensed to Third Parties.”

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

Our Consumer Health business is highly competitive and requires substantial marketing expenditures for significant success in this intensely competitive market. Our recent losses and our current financial position limit the marketing expenditures we can make and have moved our focus away from this business. Large established companies in this business include Nordic Naturals, which offers omega-3 fatty acids that have potency and purity similar to our products, as well as Bumble Bee Seafoods and Puritan's Pride.

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

Employees

As of June 30, 2009, the Company had 20 full-time employees, of whom 3 were executive employees, 7 were administrative, 8 were engaged in marketing and sales, and 2 were involved in research, process and product development, and manufacturing.  The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

Item 1A.	RISK FACTORS

Not Applicable

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company maintains its corporate headquarters at 4 Manhattanville Road, Purchase, New York 10577-2197 (Tel: 914-701-4500).  The lease for this space covers approximately 10,000 square feet at an annual lease rental of $250,000, and expires on June 30, 2010.

Item 3.	LEGAL PROCEEDINGS

U.S. Customs and Border Protection is claiming that Iceland Health underpaid duty on importation of fish oil from Iceland.  The Company is contesting the determination.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Matters Relating to Common Stock

The Company's Common Stock trades on the Nasdaq Capital Market System under the symbol "NXXI”. On December 26, 2007, Nasdaq Staff notified the Company that the Company’s bid price for its common stock has been less than $1 for more than 30 consecutive days and, as a result, does not comply with Listing Rule 5550(a)(2) (the “Rule”).  On October 9, 2009, Nasdaq Staff notified the Company that the period for the Company to regain compliance with the Rule expired October 7, 2009, and that unless the Company appeals the Staff’s determination prior to October 16, 2009, trading in the Company’s common stock on Nasdaq will be suspended at the opening of business on October 20, 2009 and the Stock will be delisted.  If the Company does not appeal the Staff’s determination, the Company’s Common stock will be eligible to trade on the OTC Bulletin Board.  The Company will either appeal or plans to take the steps necessary for its Common Stock to be quoted on the OTC Bulletin Board.

The Company has not paid a cash dividend to its public shareholders on its Common Stock. The Company intends to retain all earnings, if any, for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the foreseeable future.  In addition, if dividends on the Company’s Series J Preferred Stock are unpaid, the Company is precluded from paying dividends on its Common Stock and any other equity securities.

The following table sets forth the average high and low sales prices as reported by the Nasdaq Market for the Common Stock.

	Common Stock

Fiscal Quarter Ended	High	Low

September 30, 2007	$1.79	$0.84
December 31, 2007	$1.19	$0.58
March 31, 2008	$0.73	$0.37
June 30, 2008	$0.60	$0.25
September 30, 2008	$0.58	$0.07
December 31, 2008	$0.45	$0.14
March 31, 2009	$0.24	$0.07
June 30, 2009	$0.37	$0.15

As of October 1, 2009, there were approximately 464 holders of record of the Common Stock.  The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of its Common Stock is held of record in broker "street names."

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

Not Applicable

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

The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

	Fiscal Year Percent of Revenues
	2009	2008	2007
Total Revenues	100%	100%	100%

Cost of revenues*	41.8	38.0	33.7
Advertising and promotion expenses	95.0	71.1	81.2
General and administrative expenses	9.6	13.2	15.2
Research and development expenses	0.9	2.0	3.0
Operating loss	(31.3)	(28.5)	(42.4)
Net loss	(39.9)	(36.0)	(46.5)

*As a percent of net sales

Results of Operations

1.	Year ended June 30, 2009 vs. year ended June 30, 2008

Revenues

Net sales for the Ingredients Group were $7.3 million in fiscal year 2009 compared to $7.7 million in fiscal year 2008. A reduction in chromium picolinate and zinc picolinate orders was the primary reason for the decline.

Net sales for the Branded Products Group were $31.9 million in fiscal year 2009 compared to $38.6 million in fiscal year 2008.  Net sales through the direct response channel were $18.6 million in fiscal year 2009 compared to $28.7 million in fiscal year 2008. Net sales to retailers was $13.3 million in fiscal year 2009 compared to $9.9 million in fiscal year 2008. While economic conditions adversely affected sales made through the direct response channel, net product sales through the retail channel improved, because of initial purchases of exclusive branded products by the retailers.

Cost of Revenues

Cost of revenues for the Ingredients Products Group was $1.7 million in fiscal year 2009 compared to $1.9 million in fiscal year 2008. Lower net product sales is the primary reason for the decline.

Cost of revenues for the Branded Products Group was $14.7 million in fiscal year 2009 compared to $15.7 million in fiscal year 2008. The cost of revenues for products sold through the direct response was lower due to lower sales volume. The cost of products sold through the retail channel was $8.5 million, an increase of $0.9 million when compared to fiscal year 2008.  A decrease in our inventory provision ($0.6 million) as well as a decrease in the cost of products associated with increased sales to retailers were the primary reasons.

Advertising and Promotion Expenses (“Advertising”)

Advertising for the Ingredients Products Group was $0.7 million for fiscal year 2009 compared to $0.9 million in fiscal 2008.  Advertising for the Branded Products Group was $17.1 million in fiscal year 2009 compared to $32.6 million in fiscal year 2008.  Expenditures for Advertising in the direct response channel in fiscal year 2009 of $12.8 million were $6.2 million less than fiscal year 2008.  Advertising expenditures for the retail group were $4.1 million in fiscal year 2009 compared to $13.6 million in fiscal year 2008. Continued refocusing and target-specific advertising were the primary reasons for the improvement.

Unallocated Corporate Expenses

Unallocated corporate expenses comprised of general and administrative expenses, research and development expenses, depreciation and amortization, impairment charges, interest expense, net and license fees for the fiscal year ended June 30, 2009 were $22.2 million compared to $12.9 million for the fiscal year ended June 30, 2008. An impairment charge of $12.5 million was recognized in fiscal year 2009 relating to goodwill and other intangible assets associated with the Iceland Health acquisition. In addition, increases in interest expense, net of $0.9 million in fiscal year 2009 relating to our financings were offset by lower amortization of intangibles ($1.1 million), reduced spending for research and development ($0.6 million), lower legal costs ($0.6 million), absence of termination expenses ($0.4 million) and reductions in general and administrative costs ($1.0 million) in fiscal year 2009.

Operating Loss

Operating loss for the fiscal year 2009 was $7.4 million compared to an operating loss in fiscal year 2008 of $13.4 million. After excluding the $12.5 million impairment charge in fiscal year 2009, there was an operating profit of $0.2 million compared to an operating loss of $13.4 million in fiscal year 2008. Reduced spending for Advertising ($14.9 million) and general and administrative expenses ($2.3 million); lower depreciation and amortization expenses ($1.1 million), and lower research and development expense ($0.6 million) in fiscal year 2009 were the primary reasons for the improvement.

Income Taxes (Benefits)

In fiscal year 2009 the Company recorded a $0.9 million income tax benefit as a result of a tax benefit associated with the impairment of other intangibles with indefinite lives.

Net Loss

Net loss for the fiscal year 2009 was $20.8 million compared to the fiscal year 2008 net loss of $16.9 million. After excluding the $12.5 million impairment charge, the net loss for fiscal year 2009 was $3.2 million. Improvement in the operating profit discussed above was partially offset by increased interest expense, net of ($0.9 million) related to our financings.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2009 were $1.4 million compared to $4.8 million at June 30, 2008.

During the year ended June 30, 2009, cash used in operating activities was $1.3 million compared to $14.8 million in the comparable period a year ago. Improved cash collections and reduced spending on advertising were the primary reasons for the improvement.

During the year ended June 30, 2009, cash provided by investing activities was $4.3 million compared to cash used of $4.3 million at June 30, 2008.  In the year ended June 30, 2009, the Company sold $4.0 million of its auction rate securities and reduced its restricted cash by $1.0 million.

During the year ended June 30, 2009, net cash used in financing activities was $6.4 million compared to cash provided of $21.4 million in fiscal year 2008. In fiscal year 2009, the Company repaid a $3.0 million short-term loan from JP Morgan Chase Bank (“Chase”) and redeemed all outstanding  Series I convertible preferred stock for $3.6 million. At June 30, 2009, the Company had net borrowings of $0.2 million from Gerber Finance Inc. in accordance with its loan and security agreement.

Subsequent to our fiscal year end, Gerber Finance Inc. declared that our fourth quarter loss constituted a breach of a financial covenant.  Gerber waived the breach and agreed to the Company repaying the borrowings by November 15, 2009.  In addition we entered into negotiations to restructure the $2.5 million principal amount of notes payable to the former owners of Iceland Health plus interest that are past due and are secured by our Iceland Health trademark.  These negotiations have not been resolved as of  October 13, 2009.  We also seek a replacement loan facility.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At June 30, 2009, we had cash and cash equivalents of $1.4 million, a decrease of $3.4 million from June 30, 2008, and we had a working capital deficiency of approximately $2.5 million. Net cash used by operating activities for the year ended June 30, 2009 totaled $1.3 million.  We have incurred annual operating losses and, as a result, at June 30, 2009, we had an accumulated deficit of approximately $129.2 million.

In addition, the current economic conditions which negatively impacted our revenues in fiscal year 2009 are expected to continue to negatively impact our ability to generate net income. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing operations including further reducing its expenditures, disposing of certain assets, attaining further operating efficiencies, restructuring debt financing, and ultimately generating additional high- margin revenues. While we continue to seek financing alternatives, there can be no assurance that we will be successful.  If adequate funds are not available or are not available on acceptable terms, the Company will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures or continue as a going concern.  There can be no assurance that in the future we can operate profitably or at all.

Results of Operations

2.  Year ended June 30, 2008 vs. year ended June 30, 2007

Revenues

Net sales for the Ingredients Group of $7.7 million in fiscal year 2008 were $0.2 million greater when compared to $7.5 million in fiscal year 2007.

Net sales for the Branded Products Group were $38.6 million in fiscal year 2008 compared to $33.1 million in fiscal year 2007.  Net sales through the direct response channel were $28.7 million in fiscal year 2008 compared to $25.9 million in fiscal year 2007, which includes sales of Iceland Health since the acquisition in August 2006.  Net sales to retailers were $9.9 million in fiscal 2008 compared to $7.2 million in fiscal year 2007.  Sales of Omega-3 and Joint Relief products which were successfully introduced in the second quarter of fiscal year 2008 in the retail market was the primary reason for the improvement.

Cost of Revenues

Cost of revenues for the Ingredients Products Group were $1.9 million in each of fiscal years 2008 and 2007.

Cost of revenues for the Branded Products Group were $15.7 million in fiscal year 2008 compared to $11.8 million in fiscal year 2007.  While the cost of revenues sold through the direct response channel was $8.6 million in each of fiscal years 2008 and 2007, cost of products sold through the retail channel was $7.1 million, an increase of $4.5 million when compared to fiscal year 2007. An increase in the inventory provision (1.6 million) as well as cost of products associated with increased sales to retailers were the primary reasons.

Advertising and Promotion Expenses (“Advertising”)

Advertising for the Ingredients Products Group was $0.9 million in fiscal years 2008 and 2007, respectively.  Advertising for the Branded Products Group was $32.6 million in fiscal year 2008 compared to $32.5 million in fiscal year 2007.  Expenditures for Advertising in the direct response channel in fiscal year 2008 of $19.0 million were $2.3 million less than fiscal year 2007. Increases in media spending for the retail channel partially offset the reduction.

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

Operating Loss

Operating loss for fiscal year 2008 of $13.4 million was $4.0 million less than the operating loss in fiscal year 2007 of $17.4 million. Increase in sales to retailers, net of cost of $2.1 million, lower depreciation and amortization expenses of $1.0 million, lower research and development expense of $0.3 million in fiscal year 2008 when compared to fiscal year 2007 and a non-recurring impairment charge in fiscal year 2007 for intangible assets of $0.7 million were the primary reasons for the improvement.

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

•
When customers have guaranteed rights to return products, the Company defers revenue recognition until its customer sells the product to the end user.  Upon shipment by the Company, amounts billed to customers with rights to product returns are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the product is sold to the end user.

•
The Company accounts for its stock-based compensation arrangements in accordance with the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”) “Share-Based Payments”. Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The valuation provisions of SFAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included herein commencing on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Nutrition 21, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, and based upon this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

There were no significant changes in our internal controls over financial reporting or in other factors during the period ended June 30, 2009, which have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Nutrition 21, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2009, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of J.H. Cohn LLP, Nutrition 21, Inc.’s independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by J.H. Cohn LLP pursuant to rules of the SEC that permit Nutrition 21, Inc. to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

The Company's Common Stock trades on the Nasdaq Capital Market System under the symbol "NXXI”. On December 26, 2007, Nasdaq Staff notified the Company that the Company’s bid price for its common stock has been less than $1 for more than 30 consecutive days and, as a result, does not comply with Listing Rule 5550(a)(2) (the “Rule”).  On October 9, 2009, Nasdaq Staff notified the Company that the period for the Company to regain compliance with the Rule expired October 7, 2009, and that unless the Company appeals the Staff’s determination prior to October 16, 2009, trading in the Company’s common stock on Nasdaq will be suspended at the opening of business on October 20, 2009 and the Stock will be delisted.  If the Company does not appeal the Staff’s determination, the Company’s Common stock will be eligible to trade on the OTC Bulletin Board.  The Company will either appeal or plans to take the steps necessary for its Common Stock to be quoted on the OTC Bulletin Board.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

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

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

Item 14. Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2009 fiscal year.

PART IV

Item 15.	EXHIBITS,FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements are listed in the Index to Consolidated Financial Statements on page F-1 and are filed as part of this annual report.

2.       Financial Statement Schedules

None

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
Michael A. Zeher, President and
Chief Executive Officer

Dated:  October 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below, as of October 13, 2009, by the following persons on behalf of Registrant and in the capacities indicated.

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

4.6	Form of Registration Rights Agreement by and among Nutrition 21, Inc. and investors signing on the signatory pages thereto, designated as Exhibit 4.2 in the related Form 8-K (26)

4.7	Form of Warrant issued to investors other than to CD Investment Partners, Ltd., designated as Exhibit 4.3 in the related Form 8-K (26)

4.8	Form of Common Stock and Warrant Purchase Agreement by and between Nutrition 21, Inc. and CD Investment Partners, Ltd., designated as Exhibit 4.4 in the related Form 8-K (26)

4.9	Form of Registration Rights Agreement entered into by and between Nutrition 21, Inc. and CD Investment Partners, Ltd., designated as Exhibit 4.5 in the related Form 8-K (26)

4.10	Form of Warrant issued to CD Investment Partners, Ltd., designated as Exhibit 4.6 in the related Form 8-K (26)

4.11	Form of Letter Agreement by and among Nutrition 21, Inc., C.E. Unterberg, Towbin, LLC and Dresdner Kleinwort Wasserstein Securities LLC, designated as Exhibit 4.7 in the related Form 8-K (26)

4.12	Form of Warrant issued to each of C.E. Unterberg, Towbin, LLC and Dresdner Kleinwort Wasserstein Securities LLC, designated as Exhibit 4.8 in the related Form 8-K (26)

4.13	Form of Securities Purchase Agreement dated September 10, 2007 between Nutrition 21, Inc. and various investors, designated as Exhibit 4.1 in the related Form 8-K (29)

4.14	Form of Registration Rights Agreement, designated as Exhibit 4.3 in the related Form 8-K (29)

4.15	Form of Common Stock Purchase Warrant, designated as Exhibit 4.4 in the related Form 8-K (29)

4.16	Letter Agreement dated August 9, 2007 with CE Unterberg, Towbin (now called Collins Stewart LLC) designated as Exhibit 4.5 in the related Form 8-K (29)

4.17	Form of Common Stock Purchase Warrant with Collins Stewart LLC and Life Science Group, Inc., designated as Exhibit 4.6 in the related Form 8-K (29)

10.01	Form of Incentive Stock Option Plan (8)

10.02	Form of Non-qualified Stock Option Plan (8)

10.02a	Form of 1989 Stock Option Plan (1)

10.02b	Form of 1991 Stock Option Plan (1)

10.02c	Form of 1998 Stock Option Plan (15)

10.24	Exclusive Option and Collaborative Research Agreement dated July 1, 1988 between the Company and the University of Maryland (4)

10.25	Lease dated as of February 7, 1995, between the Company and Keren Limited Partnership (7)

10.26	License Agreement dated as of December 12, 1996 between Licensee Applied Microbiology, Inc. and Licensor Aplin & Barrett Limited. (9)

10.27	License Agreement dated as of December 12, 1996 between Licensee Aplin & Barrett Limited and Licensor Applied Microbiology, Inc. (9)

10.28	Supply Agreement dated as of December 12, 1996 between Aplin & Barrett Limited and Applied Microbiology, Inc. (9)

10.29	Stock and Partnership Interest Purchase Agreement dated as of August 11, 1997, for the purchase of Nutrition 21. (10)

10.30	Sublease dated as of September 18, 1998, between the Company and Abitibi Consolidated Sales Corporation (12)

10.31	Strategic Alliance Agreement dated as of August 13, 1999 between AMBI Inc. and QVC, Inc. (15)*

10.32	Asset Purchase Agreement made as of December 30, 1999, by and between ImmuCell Corporation and AMBI Inc. (16)

10.33	License Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.34	License and Sublicense Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.35	Amended and Restated By-laws, and Rights Agreement adopted September 12, 2002 (20)

10.36	Amendment No. 1 to the Amended and Restated By-laws (27)

10.37	Nutrition 21, Inc. 2001 Stock Option Plan. (21)

10.38	Nutrition 21, Inc. 2002 Inducement Stock Option Plan. (21)

10.39	Nutrition 21, Inc. Change of Control Policy adopted September 12, 2002. (21)

10.40	Nutrition 21, Inc. 2005 Stock Plan (23)

10.41	Agreement and General Release and Waiver entered into as of November 30, 2005 between Nutrition 21, Inc. and Gail Montgomery (25)

10.42	Loan and Security Agreement between Gerber Finance, Inc. as Lender and Nutrition 21, LLC and Iceland Health, LLC as Co-Borrowers (28)

10.43	Nutrition 21, Inc. Guarantee (28)

10.44	Nutrition 21, LLC Guarantee (28)

10.45	Iceland Health, LLC Guarantee (28)

10.46	Amended and Restated Merger Agreement for the purchase of Iceland Health, Inc. dated as of August 25, 2006 (30)

10.47	Agreement and General Release and Waiver entered into as of April 28, 2008 between Nutrition 21, Inc. and Paul Intlekofer (31)

10.48	Employment Agreement entered into as of July 14, 2008 between Nutrition 21, Inc. and Michael A. Zeher (32)

10.49	Confidentiality and Non-Compete Agreement entered into as of July 14, 2008 between Nutrition 21, Inc. and Michael A. Zeher (32)

10.50	Resignation Agreement and General Release and Waiver dated September 19, 2009 between Nutrition 21, Inc. and Mark Stenberg (33)

10.51	Consulting Agreement dated September 19, 2009 between Nutrition 21, Inc. and Mark Stenberg (33)

10.52	Forbearance Agreement dated August 18, 2009 among Nutrition 21, inc. and certain of its subsidiaries and Gerber Finance Inc. (34)

23.1	Consent of J.H. Cohn LLP (35)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (35)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (35)

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)

32.2	Certification of Chief financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)

(1)	Incorporated by reference to the Company's Report on Form 10-K for 1991.

(2)	Incorporated by reference to the Company's Report on Form 8-K dated September 4, 1992.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated August 8, 1996, file No. 333-09801.

(4)	Incorporated by reference to the Company's Report on Form 10-K for 1988.

(5)	Incorporated by reference to the Company's Report on Form 10-K for the fiscal period January 31, 1992 through August 31, 1992.

(6)	Incorporated by reference to the Company's Report on Form 10-K for 1994.

(7)	Incorporated by reference to the Company's Report on Form 10-K for 1995.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 originally filed April 15, 1986, file No. 33-4822.

(9)	Incorporated by reference to the Company's Report on Form 8-K dated December 27, 1996.

(10)	Incorporated by reference to the Company's Report on Form 8-K dated August 25, 1997.

(11)	Incorporated by reference to the Company's Report on Form 10-K/A2 for 1997.

(12)	Incorporated by reference to the Company's Report on Form 10-K/A for 1998.

(13)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30. 1998.

(14)	Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1999.

(15)	Incorporated by reference to the Company's Report on Form 10-K for 1999.

(16)	Incorporated by reference to ImmuCell Corporation’s Report on Form 8-K dated January 13, 2000.

(17)	Incorporated by reference to the Company's Report on Form 10-K for 2000.

(18)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31. 2000.

(19)	Incorporated by reference to the Company’s Report on Form 10-K for 2001.

(20)	Incorporated by reference to the Company’s Report on Form 8-K dated September 18, 2002.

(21)	Incorporated by reference to the Company’s Report on Form 10-K for 2002.

(22)	Incorporated by reference to the Company’s Report on Form 10-K/A for 2003.

(23)	Incorporated by reference to the Company’s Report on Form 8-K for 2005.

(24)	Incorporated by reference to the Company’s Report on Form 8-K dated April 4, 2005.

(25)	Incorporated by reference to the Company’s Report on Form 8-K dated December 15, 2005.

(26)	Incorporated by reference to the Company’s Report on Form 8-K dated May 23, 2006.

(27)	Incorporated by reference to the Company’s Report on Form 8-K dated April 30, 2007.

(28)	Incorporated by reference to the Company’s Report on form 8-K dated July 31, 2007.

(29)	Incorporated by reference to the Company’s Report on form 8-K dated September 12, 2007.

(30)	Incorporated by reference to the Company’s Report on form 8-K dated April 29, 2006.

(31)	Incorporated by reference to the Company’s Report on form 8-K dated April 29, 2008.

(31)	Incorporated by reference to the Company’s Report on form 8-K dated April 29, 2009

(32)	Incorporated by reference to the Company’s Report on Form 8-K dated July 15, 2008

(33)	Incorporated by reference to the Company’s Report on Form 8-K dated September 25, 2008

(34)	Incorporated by reference to the Company’s Report on Form 8-K dated August 19, 2009

(35)	Filed herewith.

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

JUNE 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheets of Nutrition 21, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. and subsidiaries as of June 30, 2009 and 2008, and their consolidated results of operations and cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses for several years and has relied on financing activities to supplement cash from operations and is past due or in forbearance agreement for $4.4 million of debt at June 30, 2009. In addition, the Company has a working capital deficiency of approximately $2.5 million and an accumulated deficit of $129.2 million at June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP
Roseland, New Jersey
October 13, 2009

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009	June 30, 2008
ASSETS

Current assets:

Cash and cash equivalents	$1,373	$4,817
Accounts receivable (less allowances for doubtful accounts and returns of $1,459 and $827 at June 30, 2009 and 2008, respectively)	2,752	2,922
Other receivables	516	286
Inventories, net	3,878	1,014
Prepaid expenses and other current assets	467	1,483
Total current assets	8,986	10,522

Property and equipment, net	46	69

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $26,643 and $25,568 at June 30, 2009 and 2008, respectively)	766	1,540

Goodwill	636	15,395

Other intangibles with indefinite lives	3,000	5,379

Other assets	1,389	2,981

Investments	—	3,740

TOTAL ASSETS	$14,823	$39,626

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2009	June 30, 2008
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current liabilities:
Short-term borrowings	$-	$3,000
Accounts payable	4,439	4,221
Accrued expenses	2,218	2,575
Deferred income	361	1,228
Current portion of long-term debt	4,457	-
6% Series I convertible preferred stock subject to mandatory redemption (redemption value $3,594 at June 30, 2008)	-	3,270
Total current liabilities	11,475	14,294

Long-term debt	-	4,185
Deferred income taxes	1,200	2,152

8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at June 30, 2009 and 2008)	13,218	11,594

Total liabilities	25,893	32,225

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 shares issued and 3,594 shares outstanding at June 30, 2008, (see liabilities above); 17,750 shares designated as Series J convertible preferred stock, 17,750 issued and outstanding at June 30, 2009 and 2008, respectively (see liabilities above)	—	—

Common stock, $0.005 par value, authorized 150,000,000 shares; 71,231,450 and 63,583,205 shares issued and outstanding at June 30, 2009 and 2008, respectively	353	315

Additional paid-in capital	117,761	115,721

Accumulated deficit	(129,184)	(108,375)

Accumulated other comprehensive loss	-	(260)

Total stockholders’ equity (deficit)	(11,070)	7,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,823	$39,626

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	YEAR ENDED JUNE 30,
	2009	2008	2007

Net sales	$39,257	$46,363	$40,651
Other revenues	348	708	526

TOTAL REVENUES	39,605	47,071	41,177

COSTS AND EXPENSES

Cost of revenues	16,397	17,609	13,718
Advertising and promotion expenses	17,707	33,478	33,448
General and administrative expenses	3,883	6,197	6,274
Research and development expenses	364	954	1,241
Depreciation and amortization	1,106	2,259	3,257
Impairment of goodwill and other intangibles assets with indefinite lives	17,539	—	678

TOTAL COSTS AND EXPENSES	56,996	60,497	58,616

OPERATING LOSS	(17,391)	(13,426)	(17,439)

Interest income	93	315	440
Interest expense	(4,463)	(3,817)	(2,135)

LOSS BEFORE INCOME TAXES (BENEFIT)	(21,761)	(16,928)	(19,134)

Income taxes (benefit)	(952)	14	14

NET LOSS	$(21,809)	$(16,942)	$(19,148)

Basic and diluted loss per common share	$(0.31)	$(0.27)	$(0.33)

Weighted average number of common shares – basic and diluted	67,195,724	61,796,508	57,462,944

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Paid-In Capital	Deficit	Loss
Balance at June 30, 2006	48,783,220	$243	$86,582	$(72,285)	$0	$14,540

Conversion of 2,992 shares of Series I convertible preferred stock to shares of common stock	2,386,915	12	2,980	—	—	2,992
Issuance of common stock for dividends on Series I preferred stock	196,249	1	321	—	—	322
Stock-based compensation expense	—	—	615	—	—	615
Exercise of stock options and warrants	1,079,309	5	1,139	—	—	1,144
Issuance of common stock for the purchase of Iceland Health, Inc.	8,000,000	40	15,432	—	—	15,472
Issuance of restricted shares, net of forfeitures	500,750	—	—	—	—	—
Net loss for the year	—	—	—	(19,148)	—	(19,148)
Balance at June 30, 2007	60,946,443	301	107,069	(91,433)	0	15,937

Issuance of warrants and beneficial conversion features related to 8% Series J convertible preferred stock	—	—	7,330	—	—	7,330
Issuance of common stock for dividends on Series I preferred stock	373,677	2	214	—	—	216
Issuance of common stock for dividends on Series J preferred stock	847,540	4	351	—	—	355
Issuance of common stock for the purchase of Iceland Health, Inc.	1,500,000	8	(8)	—	—	—
Stock-based compensation expense		—	717	—	—	717
Exercise of stock options and warrants	87,755	—	48	—	—	48
Temporary impairment on investments in auction rate securities	—	—	—	—	(260)	(260)
Cancellations of restricted stock	(172,210)	—	—	—	—	-
Net loss for the year	—	—	—	(16,942)	—	(16,942)
Balance at June 30, 2008	63,583,205	315	115,721	(108,375)	(260)	7,401

Issuance of common stock for dividends on Series I preferred stock	842,907	4	175	—	—	179
Issuance of common stock for dividends on Series J preferred stock	6,795,338	34	1,387	—	—	1,421
Exercise of stock options	10,000	—	4	—	—	4
Stock-based compensation expense	—	—	474	—	—	474
Reversal of temporary impairment on investments in auction rate securities	—	—	—	—	260	260
Net loss for the year	—	—	—	(20,809)	—	(20,809)
Balance at June 30, 2009	71,231,450	$353	$117,761	$(129,184)	$—	$(11,070)

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED JUNE 30,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(20,809)	$(16,942)	$(19,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	30	37	59
Deferred income taxes	(952)	—	—
Amortization of intangibles	1,076	2,180	3,198
Accretion of preferred stock and amortization of deferred financing costs	2,300	1,806	1,609
Accretion on note payable to Iceland Health	64	58	165
Convertible preferred stock dividend paid in common stock charged as interest expense	1,600	569	322
Stock-based compensation expense	474	717	615
Increase to provision for doubtful accounts and returns	—	321	300
Impairment of goodwill and intangible assets with indefinite lives	17,539	—	678
Changes in operating assets and liabilities:
Accounts receivable	170	(1,325)	402
Other receivables	(230)	58	(140)
Inventories	(2,866)	2,931	(2,515)
Prepaid expenses, other current assets and other assets	12,065	(361)	(716)
Accounts payable and accrued expenses	(135)	(1,668)	3,664
Deferred income	(867)	(1,701)	1,220
Net cash used in operating activities	(1,340)	(13,820)	(10,287)

Cash flows from investing activities:
Contingent payments for acquisitions allocated to goodwill, patents and trademarks	(556)	(981)	(223)
Purchases of property and equipment	(7)	(42)	(7)
Payments for patents and trademarks	(149)	(180)	(252)
Redemption of investments available for sale	—	—	15,500
Purchase of investments available for sale	—	(4,000)	(5,000)
Decrease in restricted cash	1,000	—	—
Proceeds from sale of auction rate securities	4,000	—	(872)
Net cash provided by (used in) investing activities	4,288	(5,203)	9,146

Cash flows from financing activities:
Proceeds from stock option exercises	4	50	1,144
Proceeds from private placement of 8% Series J convertible preferred stock, net of issuance costs	—	16,603	—
Proceeds from long-term debt, net	199	1,770	—
Repayment of short-term borrowings	(3,000)	3,000	—
Redemption of 6% Series I convertible preferred stock	(3,594)	—	—
Net cash ( used in) provided by financing activities	(6,391)	21,423	1,144

Net (decrease) increase in cash and cash equivalents	(3,439)	2,400	3
Cash and cash equivalents at beginning of year	4,817	2,417	2,414
Cash and cash equivalents at end of year	$1,373	$4,817	$2,417

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Nature of Operations

Nutrition 21, Inc. (“Nutrition 21”, or together with its subsidiaries, the “Company”) is a nutritional bioscience company and a supplier of chromium picolinate-based, and omega-3 fish oil-based supplements. The Company markets Chromax® chromium picolinate products. Another chromium picolinate-based supplement developed and marketed by Nutrition 21 is Diabetes Essentials® a proprietary, non-prescription, insulin sensitizer for people with type 2 diabetes.  It is sold in select drug retailers nationwide.  As a result of the acquisition of Iceland Health, Inc. (“IH”) in August 2006, the Company is the exclusive importer of Icelandic fish oils, including omega-3 fatty acids sold under the Iceland Health® brand. Accordingly, the Company operates in two business segments; ingredients group and branded products group.

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

d)	Cash and Cash Equivalents

The Company considers all interest-earning liquid investments with a maturity of less than three months when acquired to be cash equivalents. Cash equivalents included in the accompanying financial statements include money market accounts, bank overnight investments and commercial paper.

e)	Inventories

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value.  The Company’s allowance for inventory obsolescence was $0.3 million and $1.4 million as of June 30, 2009 and 2008, respectively.

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

Investments held at June 30, 2008 were classified as available for sale and were recorded at market value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Realized gains and losses are determined using the specific identification method. Unrealized gains and losses are reflected in Accumulated Other Comprehensive Loss.

Impairments were reviewed in accordance with SFAS 115, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary." A temporary impairment charge would result in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity (deficit). Such an unrealized loss would not affect net income for the applicable accounting period. An other-than-temporary impairment charge would be recorded as a realized loss in the consolidated statement of operations and reduces net income for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

i)	Revenue Recognition

Sales revenue, net of allowances, is recognized when title transfers either upon delivery at the customer site or at the factory. There are no customer acceptance provisions to be met before the recognition of any product revenue. Revenue is recognized only where collectability of accounts receivable is reasonably assured. Other revenues are comprised primarily of license and royalty fees recognized as earned in accordance with agreements entered into by the Company when there is no further involvement required by the Company. The Company accrues for related product returns based on historical activity.

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

n)	Goodwill and Other Intangibles with Indefinite Lives

Goodwill consists principally of the excess of cost over the fair value of net assets acquired. Other intangibles  with   indefinite  lives   are  the   registered   tradenames   acquired with the acquisition of IH.  Such assets are not amortized.  Instead they are tested annually for impairment.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are tested for impairment at least annually and more frequently upon the occurrence of certain events. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our intangible assets or goodwill. The value of our indefinite lived intangible assets and goodwill could also be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a significant slowdown in the economy or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual bases or more frequently, if indicators of impairment exist.

Evaluations of impairment involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o)	Advertising Costs

Advertising costs are expensed as incurred.  The amount charged to expense during fiscal years 2009, 2008 and 2007 was $17.7 million, $33.5 million and $33.4 million, respectively.

p)	Subsequent Events

We evaluated events occurring between the end of the Company’s most recent fiscal year ended June 30, 2009 and October 13, 2009, the date the financial statements were available to be issued, and there were no subsequent events to disclose.

q)	Stock-based Compensation

The Company accounts for its stock-based compensation arrangements in accordance with the provisions of revised SFAS No. 123 (“SFAS No. 123R”) “Share-Based Payments”. Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The valuation provisions of SFAS 123R apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled.

Note 2	LIQUIDITY AND CAPITAL RESOURCES

Continued operations are dependent on the Company’s ability to improve its profitability, liquidity and to restructure debt financing. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty. For several years the Company has incurred significant losses, have not generated sufficient cash to sustain our operations, and have relied on financing activities to supplement cash from operations.  At June 30, 2009, the Company had cash and cash equivalents of $1.4 million a decrease of $3.4 million from June 30, 2008, and we had a working capital deficiency of approximately $2.5 million and are past due ir in forbearance agreements on $4.4 million of debt. Net cash used by operating activities for the year ended June 30, 2009 totaled $1.3 million. The Company has incurred annual operating losses and, as a result, at June 30, 2009, we had an accumulated deficit of approximately $129.2 million.

In addition, the current economic conditions which have negatively impacted our revenues in fiscal year 2009 are expected to continue to negatively impact our ability to generate net income.  Our continuation is based on the Company’s ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 2	LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its operations including further reducing its expenditures, disposal of selective assets, attaining further operating efficiencies, restructuring debt financing, and ultimately generating additional high-margin revenues. While we continue to seek financing alternatives, there can be no assurance that we will be successful.  If adequate funds are not available or are not available on acceptable terms, the Company will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures or continue as a going concern.  There can be no assurance that we can operate profitable in the future.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty.

Note 3	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 3	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In May 2009, the FASB issued SFAS 165, “Subsequent Event”. SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Note 4	INVESTMENTS

At June 30, 2008, the Company reported its investments consisting of auction rate securities (“ARS”) at fair value. All of the Company’s ARS were collateralized by student loan portfolios (substantially all of which were guaranteed by the United States Government). During the quarter ended December 31, 2008, the Company’s ARS were sold at their face value of $4.0 million plus accrued and unpaid interest.

Note 5	STOCK-BASED COMPENSATION

The Company has adopted seven stock option plans which permit the grant of share options and shares to its employees for up to 16.2 million shares of common stock. The Company believes that such awards better align the interests of the employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest ratably over several years from the date of grant and expire ten years from the date of grant. Approximately 3.7 million options remain available for grant under these plans at June 30, 2009.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 5	STOCK-BASED COMPENSATION (continued)

Share-Based Compensation Information under SFAS 123R

The Company granted 1.8 million stock options in the year ended June 30, 2009 with an exercise price equal to the market price at a date of grant and a fair market value of $0.4 million based on Black – Scholes option pricing model.

The weighted average assumptions used in the Company’s Black-Scholes option pricing model related to stock option grants during the years ended June 30, 2009, 2008 and 2007 were as follows:

	June 30,
	2009	2008	2007
Expected option lives	5.0-10.0 years	3.2-5.0 years	3.0-4.5 years
Volatility	99.13%	99.16%	95.5%
Risk-free interest rate	1.48%	3.23%	5.1%
Dividend yield	0%	0%	0%
Forfeiture rate	10%	16%	5%

The Company has not paid nor does it contemplate paying a dividend in the near future. As such a 0% dividend yield was used. The years of expected lives are based on the Company’s historical employee exercise information. Expected volatilities are based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant.

Share-based compensation expense recognized in the consolidated statement of operations for the years ended June 30, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 10% based on historical experience.

The Company recorded $0.5 million, $0.7 million and $0.6 million in share-based compensation expense in the years ended June 30, 2009, 2008 and 2007, respectively. Share-based compensation expense is recorded in selling, general and administrative expenses.

The following is a summary of option activity for the year ended June 30, 2009.

OPTIONS	Shares	Weighted-Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,511	$0.91
Granted	1,778	$0.28
Exercised	(10)	$0.38
Forfeited or expired	(480)	$0.94
Outstanding at June 30, 2009	4,799	$0.67	6.5	$60
Exercisable at June 30, 2009	2,843	$0.86	4.8	$5

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 5	STOCK-BASED COMPENSATION (continued)

The weighted-average grant-date fair value of options granted during the fiscal years 2009, 2008 and 2007 was $0.28, $0.44 and $1.56 per share, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2008 and 2007 was $37 thousand and $0.7 million, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2009 and changes during the year ended June 30, 2009 is presented below:

NONVESTED OPTIONS	Options	Weighted- Average Grant-Date Fair Value

Nonvested at July 1, 2008	1,172	$0.67
Granted	1,653	$0.29
Vested	(662)	$0.50
Forfeited	(207)	$0.94
Nonvested at June 30, 2009	1,956	$0.37

At June 30, 2009, there was $0.6 million of unrecognized compensation costs related to non-vested, restricted options. The costs are expected to be recognized over a weighted-average period of 2 years.

The total fair value of shares vested during the years ended June 30, 2009, 2008 and 2007 was $0.4 million, $0.2 million and $0.6 million, respectively.

During the year ended June 30, 2009, the Company did not grant any shares of restricted stock.

The following is a summary of restricted stock award activity for the year ended June 30, 2009.

RESTRICTED STOCK	Shares	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at July 1, 2008	183	$1.57
Granted	—
Exercised
Forfeited or expired	(14)
Outstanding at June 30, 2009	169	$1.57	2.0	$—
Exercisable at June 30, 2009	113	$1.57	2.0	$—

At June 30, 2009, there was $0.2 million of unrecognized compensation costs related to non-vested, restricted awards. The costs are expected to be recognized in fiscal year 2010.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as the Company performs on-going credit evaluations of its customers. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations. Management does not believe that significant credit risk exists at June 30, 2009.

The Company places its cash equivalents with financial institutions and brokerage houses. The Company has substantially all of its cash in three bank accounts. The balances are insured by FDIC up to $250,000. Such cash balances may exceed FDIC limits. At June 30, 2009, the Company had $1.1 million in excess of FDIC limits.

Note 6	FINANCIAL INSTRUMENTS AND MAJOR CUSTOMERS (continued)

The Company sells its products to customers in the Americas. The Company performs ongoing credit evaluations of its customer’s financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for credit losses based on past write-offs, collections and current credit evaluations and, through June 30, 2009, such losses have been within management’s expectations.

In fiscal year 2009, one customer accounted for 24% of total revenues. In fiscal year 2008, no customer accounted for 10% of total revenues. For fiscal year 2009, two customers accounted for more than 56% of accounts receivable, net, while in fiscal year 2008, three customers accounted for more than 54% of accounts receivable, net.

Note 7	PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net, at June 30, 2009 and 2008 are as follows:

	2009	2008

Furniture and fixtures	$498	$498
Machinery and equipment	176	175
Office equipment and leasehold improvements	544	544
Computer equipment	844	838
	2,062	2,055
Less: accumulated depreciation and amortization	(2,016)	(1,986)
Property and equipment, net	$46	$69

Depreciation expense was $30 thousand, $37 thousand and $59 thousand for the years ended June 30, 2009, 2008 and 2007, respectively.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 8	PATENTS TRADEMARKS AND OTHER AMORTIZABLE INTANGIBLES

During fiscal years 2009, 2008 and 2007, changes in patents, trademarks and other amortizable intangibles relate to the investment of $0.2 million, in each of the respective years, in existing patents, which will be amortized over the remaining life of the patents. No significant residual value is estimated for these intangible assets. Intangible asset amortization expense was $1.1 million for fiscal year 2009, $2.2 million for fiscal year 2008 and $3.2 million for fiscal year 2007. The components of intangible assets are as follows:

	June 30,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and licenses	$9,582	$(9,582)	$9,406	$(9,406)
Trademarks, trade names and other amortizable intangible assets	17,827	(17,061)	17,702	(16,162)
	$27,409	$(26,643)	$27,108	$(25,568)

Amortization expense for the net carrying amount of intangible assets at June 30, 2009 is estimated to be approximately $0.7 million in fiscal year 2010.

Note 9	GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES

The majority of our goodwill and the trade name Iceland Health were recorded in connection with the acquisition of Iceland Health, Inc. (“Iceland Health”) in August 2006. In June 2009, we determined that based on our current economic environment, the decline of our market capitalization, and disruptions to our business, it was likely that an indicator of goodwill impairment existed as of the end of the fiscal year.

To test for potential impairment, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment, because the current carrying value exceeded their fair value. We then determined the implied fair value.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 10	ACCRUED EXPENSES

The following items are included in accrued expenses at June 30, 2009 and 2008:

	2009	2008
Consulting and professional fees payable	$181	$848
Accrued compensation and related expense	89	245
Accrued expenses related to branded products	723	430
Accrued financing costs	744	622
Other accrued expenses	478	430
	$2,215	$2,575

Note 11	6% SERIES I CONVERTIBLE PREFERRED STOCK

The Company redeemed its 6% Series I convertible preferred stock at the original issue price on March 31, 2009 for $3.6 million. For the nine month period ended March 31, 2009, the Company issued 706,894 shares of common stock with a fair value of $0.2 million in lieu of a cash dividend.

Note 12	8% SERIES J CONVERTIBLE PREFERRED STOCK

On September 10, 2007, the Company entered into a securities purchase agreement under which the Company for $17,750,000 sold to private investors 17,750 shares of 8% Series J Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 6,715,218 shares of common stock.

Each share of Preferred Stock has a stated value of $1,000 per share. The Preferred Stock is convertible into common stock at the option of the holders at $1.2158 per share (a total of 14,599,441 shares of common stock at June 30, 2009), subject to anti-dilution provisions and other limitations. The Company’s stockholders approved the transaction at the Company’s annual meeting on November 29, 2007. Subject to certain conditions, the Company can force conversion of the Preferred Stock if the 20 consecutive trading day volume weighted average price of the common stock is at least $3.6474.

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 12	8% SERIES J CONVERTIBLE PREFERRED STOCK (continued)

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

In fiscal year 2009, $1.6 million was charged to interest expense for accretion. For the year ended June 30, 2009, the Company issued 6,795,338 shares of common stock with a fair value of $1.4 million in lieu of a cash dividend.

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

Note 13	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On July 27, 2007, the Company entered into a loan and security agreement (“Agreement”) with Gerber Finance Inc. (“Lender”). Under the Agreement, the Company may, on a revolving basis and at Lender’s discretion, borrow from Lender, against eligible receivables and eligible inventory under a formula set forth in the Agreement amended February 8, 2008, up to a maximum of $2,000,000 at any time. Borrowings bear interest at the prime rate plus 3% (6.75% and 8.00% at June 30, 2009 and 2008, respectively) and are secured by a security interest in all of the assets of the Company. The Agreement also provides for various fees and expenses payable by the Company to Lender. The terms of the Agreement were extended until June 30, 2010. The termination date shall be automatically extended for successive periods of one (1) year each unless the Company has provided Lender with written notice of termination at least sixty (60) days prior to the expiration of the termination date.

In the Agreement, the Company covenanted among other things that without Lender’s consent it will not (i) borrow (other than from Lender) more than $3 million at any time outstanding, (ii) declare or pay dividends on its common stock or repurchase its common stock, (iii) enter into any merger or purchase or sale of stock or assets or joint venture transaction, or into any similar transaction, unless the effective purchase price or capital or other contribution is valued at not more than $15 million, or (iv) incur a net loss in a fiscal year quarter. As of June 30, 2009 and 2008, the Company had borrowed $1.9 million and $1.8 million, respectively from the Lender.

Subsequent to our fiscal year end, Gerber Finance Inc. declared that our fourth quarter loss constituted a breach of a financial covenant. Gerber waived the breach and agreed to the Company repaying the borrowings by November 15, 2009.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 13	SHORT-TERM BORROWINGS AND LONG-TERM DEBT (continued)

The Company and JP Morgan Chase Bank, NA (“Chase”) entered into a loan agreement that expired on January 7, 2009 whereby the Company borrowed $3.0 million at LIBOR +0.500 percentage points. During the quarter ended March 31, 2009, the Company repaid the loan and the loan agreement was cancelled.

Note 14	STOCKHOLDERS’ EQUITY (DEFICIT)

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
(in thousands)

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

WARRANTS	Number	Wtd-Avg Exercise Price	Wtd-Avg Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2008	97,222	$1.80
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2009	97,222	$1.80	1.9	—
Exercisable at June 30, 2009	97,222	$1.80	1.9	—

The total intrinsic value of warrants exercised during the fiscal year ended June 30, 2007 was $60 thousand. The warrants expire between 2008 and 2011.

The Company recorded compensation expense associated with warrants issued to non-employees for services rendered of $14 thousand during fiscal year 2009.

Note 15	LOSS PER COMMON SHARE

Diluted loss per common share for the fiscal years ended June 30, 2009, 2008 and 2007, does not reflect the total of any of the incremental shares related to the assumed conversion or exercise of preferred stock, stock options and warrants (31,249,775, 33,063,355 and 10,822,510 shares, respectively) as the effect of such inclusion would be anti-dilutive because of the reported net loss.

Note 16	BENEFIT PLANS

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

During fiscal years 2008 and 2007, the Company made contributions to the Pension Plan of $0.2 in each of the respective years.  The Company made its final payment of $0.2 million in fiscal year 2008.

In addition, the Company also maintains a 401(k) defined contribution plan. Contributions to the plan for the fiscal years 2009, 2008 and 2007 were $0.1 million each year.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 17   INCOME TAXES

The provisions for income taxes (benefits) for the fiscal years ended June 30, 2009, 2008 and 2007 consist of the following (in thousands):

	2009	2008	2007
Current state taxes	$0	$14	$14
Deferred	(952)	—	—
	$(952)	$14	$14

Income taxes attributed to the pre-tax loss differed from the amounts computed by applying the US federal statutory tax rate to the pre-tax loss as a result of the following (in thousands):

	2009	2008	2007
Income benefit at U.S. statutory rate	$(7,396)	$(5,760)	$(6,506)
Increase/ (reduction) in income taxes resulting from:
Change in valuation allowance	(127)	4,560	5,292
True up of deferred tax asset	(7)	660	1,669
Non deductible interest and dividends	1,327	1,323	729
State tax (benefits), net of federal	(151)	(775)	(1,134)
Impairment of goodwill	5,154	-
Other items	—	6
Total income tax (benefit) provision	$(952)	$14	$14

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 17   INCOME TAXES (continued)

The tax effects of temporary differences that give rise to deferred taxes and deferred tax assets and deferred tax liabilities at June 30, 2009, and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$19,894	$18,446
Accrued expenses	746	464
Allowance for doubtful accounts and returns	130	459
Inventory reserve	116	618
Intangible and fixed assets	4,616	5,478
Other	1	1
Total gross deferred tax assets	25,593	25,466
Less valuation allowance	(25,593)	(25,466)
Net deferred tax assets	-	-

Deferred tax liabilities:
Tradenames	(1,200)	(2,152)
	$(1,200)	$(2,152)

At June 30, 2009, the Company has available, for Federal and state income tax purposes, net operating loss carry forwards of approximately $49.7 million expiring through 2029. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986 as amended.

Note 18  COMPREHENSIVE LOSS

Comprehensive loss includes unrealized gains (losses) on the auction rate securities that are classified as investments. The differences between net loss and comprehensive loss for each of these periods are as follows:

	Year Ended June 30,
	2009	2008	2007
Net loss	$(20,809)	$(16,942)	$(19,148)
Other comprehensive loss:
Change in unrealized losses on available-for-sale securities	260	(260)	—

Comprehensive loss	$(20,549)	$(17,202)	$(19,148)

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands)

Note 19  COMMITMENTS AND CONTINGENCIES

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

The Company leases certain office space in the United States. The lease expires in the year 2010. Future non-cancelable minimum payments under this lease are $0.2 million.

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

In connection with the Company’s purchase agreement for Nutrition 21 on August 11, 1997, the Company made cash payments of $0.2 million for each of the fiscal years 2009, 2008 and 2007, respectively.

Note 20   ACQUISITION OF ICELAND HEALTH, INC.

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

NUTRITION 21, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands)

Note 20   ACQUISITION OF ICELAND HEALTH, INC. (continued)

Effective August 26, 2006, the Company acquired all of the issued and outstanding common stock of Iceland Health, Inc. (“IH”).  The Company delivered or paid to the former stockholders 8.0 million shares of the Company’s common stock with a fair value of $15.5 million; $1.0 million in cash; and $2.5 million in 5% notes that were due on August 25, 2009. The notes have been discounted based on a market interest rate and are secured with IH’s trade names and trademarks with respect to these names and marks. On September 1, 2009, the former stockholders extended the maturity date of these respective notes to September 14, 2009. As of October 13, 2009, the notes are past due and are reflected in current portion of long term debt. The Company also agreed to pay to the former stockholders up to $2.5 million in earn out payments based on 3% of the amount by which Net Sales of Eligible Products (each as defined) in successive one-year periods after the closing exceed $10.0 million. Any earn-out payments disbursed in future periods will be recorded as an additional element of the cost of the acquisition, in accordance with accounting principles generally accepted in the United States of America. In fiscal year 2007, $0.4 million was recorded as an additional element of the cost of the acquisition. In September 2007, the Company issued to the former stockholders, in accordance with the acquisition agreement, an additional 1.5 million shares of the Company’s common stock as the volume weighted average price of the Company’s common stock during the 30 trading days immediately preceding the first anniversary of the closing was less than $2 per share. The fair value of the shares was recorded as an additional element of the cost of the acquisition.

Of the $21.4 million of acquired intangible assets, Goodwill, which is not deductible for tax purposes was $15.8 million and $5.4 million was assigned to registered trademarks, which were determined to have indefinite useful lives. Of the remaining balance of intangible assets acquired, $0.9 million was assigned to customer relationships which are being amortized over a 7.5 month period, and $0.4 million was assigned to non-compete agreements which are being amortized over 3 years.

The shares issued and issuable to the stockholders at the closing were restricted, but the Company filed a registration statement for these shares within 90 days of the closing, which is now effective and as a result, the shares are no longer restricted.

The purchase price allocation has been determined as follows:

Assets purchased:

Net identifiable tangible assets	$181
Other intangibles with indefinite lives	5,379
Customer relationships	924
Non-compete agreements	375
Goodwill	15,792
Deferred tax liability	(2,152)

Purchase Price	$20,499

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 21   SEGMENT REPORTING

The Company’s business segments are based on the organization structure used by the Company’s chief operating decision maker for making operating and investment decisions and for assessing performance. As a result, the Company operates in two business segments: as a supplier of essential minerals, most notably chromium picolinate (Ingredients Products Group), and as a supplier of finished goods to food, drug and mass retailers, and directly to consumers (Branded Products Group).

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

Financial data by segment was as follows:

	Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Net sales
Ingredients Group	$7,336	$7,749	$7,528
Branded Products Group	31,921	38,614	33,123
Sales to external customers	39,257	46,363	40,651

Other revenues	348	708	526

Total Revenues	$39,605	$47,071	$41,177

Income (loss) before income taxes
Ingredients Group	$4,332	$4,351	$4,142
Branded Products Group	821	(9,075)	(10,656)
Unallocated corporate expenses	(26,914)	(12,204)	(12,620)

Loss before income taxes	$(21,761)	$(16,928)	$(19,134)

Unallocated corporate assets	$14,822	$39,626	$34,694

Substantially all of the Company’s revenues are generated in the United States.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 22  SETTLEMENT OF PATENT LAWSUIT

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

Note 23  SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended June 30,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$365	$111	$—
Cash paid for income taxes	—	14	14
Supplemental schedule of non cash investing and financing activities:
Increase in obligation for Nutrition 21 contingent payment	153	268	83
Issuance of common stock for conversion of Series I preferred stock	—	—	2,992
Issuance of common stock for purchase of Iceland Health, Inc.	—	—	15,472
Issuance of note payable for purchase of Iceland Health, Inc.	—	—	2,342
Issuance of common stock for dividends on Series I preferred stock	179	216	322
Issuance of common stock for dividends on Series J preferred stock	1,421	355	—