Form 10-K/A
period 2009-06-30
NUTRITION 21 INC
filed 2009-10-22
CIK 744962

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
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this form 10-K/A     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A to amend Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities reflect that effective as of October 20, 2009 the Company's Common Equity trades on the OTC Bulletin Board, and Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations and the Financial Statements to correct several inadvertent errors.

FORM 10-K REPORT INDEX

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

Matters Relating to Common Stock

Effective October 20, 2009, the Company's Common Stock trades on the OTC Bulletin Board under the symbol "NXXI.OB”.

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

The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

	Fiscal Year Percent of Revenues
	2009	2008	2007
Total Revenues	100%	100%	100%

Cost of revenues*	41.8	38.0	33.7
Advertising and promotion expenses	44.7	71.1	81.2
General and administrative expenses	9.8	13.2	15.2
Research and development expenses	0.9	2.0	3.0
Operating loss	(43.9)	(28.5)	(42.4)
Net loss	(52.5)	(36.0)	(46.5)

*As a percent of net sales

Results of Operations

1.	Year ended June 30, 2009 vs. year ended June 30, 2008

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

Advertising and Promotion Expenses (“Advertising”)

Advertising for the Ingredients Products Group was $0.7 million for fiscal year 2009 compared to $0.9 million in fiscal 2008.  Advertising for the Branded Products Group was $17.0 million in fiscal year 2009 compared to $32.6 million in fiscal year 2008.  Expenditures for Advertising in the direct response channel in fiscal year 2009 of $12.8 million were $6.2 million less than fiscal year 2008.  Advertising expenditures for the retail group were $4.1 million in fiscal year 2009 compared to $13.6 million in fiscal year 2008. Continued refocusing and target-specific advertising were the primary reasons for the improvement.

Unallocated Corporate Expenses

Unallocated corporate expenses comprised of general and administrative expenses, research and development expenses, depreciation and amortization, impairment charges, interest expense, net and license fees for the fiscal year ended June 30, 2009 were $27.3 million compared to $12.9 million for the fiscal year ended June 30, 2008. An impairment charge of $17.5 million was recognized in fiscal year 2009 relating to goodwill and other intangible assets associated with the Iceland Health acquisition. In addition, increases in interest expense, net of $0.9 million in fiscal year 2009 relating to our financings were offset by lower amortization of intangibles ($1.1 million), reduced spending for research and development ($0.6 million), lower legal costs ($0.6 million), absence of termination expenses ($0.4 million) and reductions in general and administrative costs ($1.0 million) in fiscal year 2009.

Operating Loss

Operating loss for the fiscal year 2009 was $17.4 million compared to an operating loss in fiscal year 2008 of $13.4 million. After excluding the $17.5 million impairment charge in fiscal year 2009, there was an operating profit of $0.148 million compared to an operating loss of $13.4 million in fiscal year 2008. Reduced spending for Advertising ($14.9 million) and general and administrative expenses ($2.3 million); lower depreciation and amortization expenses ($1.1 million), and lower research and development expense ($0.6 million) in fiscal year 2009 were the primary reasons for the improvement.

Income Taxes (Benefits)

In fiscal year 2009 the Company recorded a $0.9 million income tax benefit as a result of a tax benefit associated with the impairment of other intangibles with indefinite lives.

Net Loss

Net loss for the fiscal year 2009 was $20.8 million compared to the fiscal year 2008 net loss of $16.9 million. After excluding the $17.5 million impairment charge, the net loss for fiscal year 2009 was $3.2 million. Improvement in the operating profit discussed above was partially offset by increased interest expense, net of ($0.9 million) related to our financings.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2009 were $1.4 million compared to $4.8 million at June 30, 2008.

During the year ended June 30, 2009, cash used in operating activities was $1.3 million compared to $14.8 million in the comparable period a year ago. Improved cash collections and reduced spending on advertising were the primary reasons for the improvement.

During the year ended June 30, 2009, cash provided by investing activities was $4.3 million compared to cash used of $4.2 million at June 30, 2008.  In the year ended June 30, 2009, the Company sold $4.0 million of its auction rate securities and reduced its restricted cash by $1.0 million.

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

Subsequent to our fiscal year end, Gerber Finance Inc. declared that our fourth quarter loss constituted a breach of a financial covenant.  Gerber waived the breach and agreed to the Company repaying the borrowings by November 15, 2009.  In addition we entered into negotiations to restructure the $2.5 million principal amount of notes payable to the former owners of Iceland Health plus interest that are past due and are secured by our Iceland Health trademark.  These negotiations have not been resolved as of  October 22, 2009.  We also seek a replacement loan facility.

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

Dated:  October 22, 2009

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

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	YEAR ENDED JUNE 30,
	2009	2008	2007

Net sales	$39,257	$46,363	$40,651
Other revenues	348	708	526

TOTAL REVENUES	39,605	47,071	41,177

COSTS AND EXPENSES

Cost of revenues	16,397	17,609	13,718
Advertising and promotion expenses	17,707	33,478	33,448
General and administrative expenses	3,883	6,197	6,274
Research and development expenses	364	954	1,241
Depreciation and amortization	1,106	2,259	3,257
Impairment of goodwill and other intangible assets with indefinite lives	17,539	—	678

TOTAL COSTS AND EXPENSES	56,996	60,497	58,616

OPERATING LOSS	(17,391)	(13,426)	(17,439)

Interest income	93	315	440
Interest expense	(4,463)	(3,817)	(2,135)

LOSS BEFORE INCOME TAXES (BENEFIT)	(21,761)	(16,928)	(19,134)

Income taxes (benefit)	(952)	14	14

NET LOSS	$(20,809)	$(16,942)	$(19,148)

Basic and diluted loss per common share	$(0.31)	$(0.27)	$(0.33)

Weighted average number of common shares – basic and diluted	67,195,724	61,796,508	57,462,944

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

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED JUNE 30,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(20,809)	$(16,942)	$(19,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	30	37	59
Deferred income taxes	(952)	—	—
Amortization of intangibles	1,076	2,180	3,198
Accretion of preferred stock and amortization of deferred financing costs	2,300	1,806	1,609
Accretion on note payable to Iceland Health	64	58	165
Convertible preferred stock dividend paid in common stock charged as interest expense	1,600	571	322
Stock-based compensation expense	474	717	615
Increase to provision for doubtful accounts and returns	—	321	300
Impairment of goodwill and other intangible assets with indefinite lives	17,539	—	678
Changes in operating assets and liabilities:
Accounts receivable	170	(1,325)	402
Other receivables	(230)	58	(140)
Inventories	(2,864)	2,931	(2,515)
Prepaid expenses, other current assets and other assets	1,265	(1,863)	(716)
Accounts payable and accrued expenses	(134)	(1,668)	3,664
Deferred income	(867)	(1,701)	1,220
Net cash used in operating activities	(1,338)	(14,820)	(10,287)

Cash flows from investing activities:
Contingent payments for acquisitions allocated to goodwill, patents and trademarks	(556)	(981)	(223)
Purchases of property and equipment	(10)	(42)	(7)
Payments for patents and trademarks	(149)	(180)	(252)
Redemption of investments available for sale	—	1,000	15,500
Purchase of investments available for sale	—	(4,000)	(5,000)
Decrease in restricted cash	1,000	—	—
Proceeds from sale of auction rate securities	4,000	—	(872)
Net cash provided by (used in) investing activities	4,285	(4,203)	9,146

Cash flows from financing activities:
Proceeds from stock option exercises	4	50	1,144
Proceeds from private placement of 8% Series J convertible preferred stock, net of issuance costs	—	16,603	—
Proceeds from long-term debt, net	199	1,770	—
Repayment of short-term borrowings	(3,000)	3,000	—
Redemption of 6% Series I convertible preferred stock	(3,594)	—	—
Net cash ( used in) provided by financing activities	(6,391)	21,423	1,144

Net (decrease) increase in cash and cash equivalents	(3,444)	2,400	3
Cash and cash equivalents at beginning of year	4,817	2,417	2,414
Cash and cash equivalents at end of year	$1,373	$4,817	$2,417

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

We evaluated events occurring between the end of the Company’s most recent fiscal year ended June 30, 2009 and October 22, 2009, the date the financial statements were available to be issued, and there were no subsequent events to disclose.

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

Continued operations are dependent on the Company’s ability to improve its profitability, liquidity and to restructure debt financing. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty. For several years the Company has incurred significant losses, has not generated sufficient cash to sustain our operations, and has relied on financing activities to supplement cash from operations.  At June 30, 2009, the Company had cash and cash equivalents of $1.4 million, a decrease of $3.4 million from June 30, 2008, and we had a working capital deficiency of approximately $2.5 million and are past due or in forbearance agreements on $4.4 million of debt. Net cash used by operating activities for the year ended June 30, 2009 totaled $1.3 million. The Company has incurred annual operating losses and, as a result, at June 30, 2009, we had an accumulated deficit of approximately $129.2 million.

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

The majority of our goodwill and the trade name Iceland Health were recorded in connection with the acquisition IH in August 2006. In June 2009, we determined that based on our current economic environment, the decline of our market capitalization, and disruptions to our business, it was likely that an indicator of goodwill impairment existed as of the end of the fiscal year.

To test for potential impairment, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment, because the current carrying value exceeded their fair value. We then determined the implied fair value, and accordingly recorded an impairment charge of $14.8 million against goodwill and $2.7 million against other intangibles with indefinite lives.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 10	ACCRUED EXPENSES

The following items are included in accrued expenses at June 30, 2009 and 2008:

	2009	2008
Consulting and professional fees payable	$181	$848
Accrued compensation and related expense	89	245
Accrued expenses related to branded products	726	430
Accrued financing costs	744	622
Other accrued expenses	478	430
	$2,218	$2,575

Note 11	6% SERIES I CONVERTIBLE PREFERRED STOCK

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

Income taxes attributed to the pre-tax loss differed from the amounts computed by applying the US federal statutory tax rate to the pre-tax loss as a result of the following (in thousands):

	2009	2008	2007
Income benefit at U.S. statutory rate	$(7,396)	$(5,760)	$(6,506)
Increase/ (reduction) in income taxes resulting from:
Change in valuation allowance	127	4,560	5,292
True up of deferred tax asset	(7)	660	1,669
Non deductible interest and dividends	1,327	1,323	729
State tax (benefits), net of federal	(157)	(775)	(1,134)
Impairment of goodwill	5,154	-
Other items	—	6	(36)
Total income tax (benefit) provision	$(952)	$14	$14

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 17   INCOME TAXES (continued)

The tax effects of temporary differences that give rise to deferred taxes and deferred tax assets and deferred tax liabilities at June 30, 2009, and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$19,984	$18,446
Accrued expenses	746	464
Allowance for doubtful accounts and returns	130	459
Inventory reserve	116	618
Intangible and fixed assets	4,616	5,478
Other	1	1
Total gross deferred tax assets	25,593	25,466
Less valuation allowance	(25,593)	(25,466)
Net deferred tax assets	$-	$-
Tradenames	$(1,200)	$(2,152)
	$(1,200)	$(2,152)

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

U.S. Customs and Border Protection is claiming that IH underpaid duty on importation of fish oil from Iceland. The Company is contesting the determination.

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

Financial data by segment was as follows:

	Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Net sales
Ingredients Group	$7,336	$7,749	$7,528
Branded Products Group	31,921	38,614	33,123
Sales to external customers	39,257	46,363	40,651

Other revenues	348	708	526

Total Revenues	$39,605	$47,071	$41,177

Income (loss) before income taxes
Ingredients Group	$4,332	$4,351	$4,142
Branded Products Group	821	(9,075)	(10,656)
Unallocated corporate expenses	(26,914)	(12,204)	(12,620)

Loss before income taxes	$(21,761)	$(16,928)	$(19,134)

Unallocated corporate assets	$14,823	$39,626	$34,694

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