Form 10-Q
period 2009-09-30
NUTRITION 21 INC
filed 2009-11-13
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of Registrant’s Common Stock as of the latest practicable date.

Class	Outstanding at November 12, 2009
Common Stock, $0.005 par value per share	75,181,383 shares

NUTRITION 21, INC.

INDEX

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2009	June 30, 2009
	(unaudited)	(Note 1)

ASSETS

Current assets:
Cash and cash equivalents	$592	$1,373
Accounts receivable (less allowances for doubtful accounts and returns of $270 and $327 at September 30, 2009 and June 30, 2009, respectively)	2,357	2,752
Other receivables	90	516
Inventories	3,582	3,878
Prepaid expenses and other current assets	264	467

Total current assets	6,885	8,986

Property and equipment, net	44	46

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $26,743 and $26,643 at September 30, 2009 and June 30, 2009, respectively)	750	766

Goodwill	636	636

Other intangibles with indefinite lives	3,000	3,000

Other assets	1,116	1,389

TOTAL ASSETS	$12,431	$14,823

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2009	June 30, 2009
	(unaudited)	(Note 1)

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Short-term borrowings	$3,070	$4,457
Accounts payable	4,016	4,439
Accrued expenses	1,592	2,218
Deferred income	144	361
Total current liabilities	8,822	11,475

Deferred income taxes	1,200	1,200
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at September 30, 2009 and June 30, 2009)	13,658	13,218

Total liabilities	23,680	25,893
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding; 17,750 shares designated as Series J convertible preferred stock issued and outstanding at September 30, 2009 and June 30, 2009 (see liabilities above)	–	–

Common stock, $0.005 par value, authorized 150,000,000 shares; 72,651,336 shares and 71,231,450 issued and outstanding at September 30, 2009 and June 30, 2009, respectively	360	353

Additional paid-in capital	118,218	117,761

Accumulated deficit	(129,827)	(129,184)

Total stockholders’ deficit	(11,249)	(11,070)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,431	$14,823

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,
	2009	2008

Net sales	$4,542	$12,609
Other revenues	94	51

TOTAL REVENUES	4,636	12,660

COSTS AND EXPENSES

Cost of revenues	1,813	4,745
Advertising and promotion expenses	1,303	5,362
General and administrative expenses	980	798
Research and development expenses	79	80
Depreciation and amortization	105	363

TOTAL COSTS AND EXPENSES	4,280	11,348

OPERATING PROFIT	356	1,312

Interest income	2	44
Interest expense	(1,001)	(1,142)

(LOSS) INCOME BEFORE INCOME TAXES	(643)	214

Income taxes	–	–

NET (LOSS) INCOME	$(643)	$214

Basic and diluted (loss) earnings per common share	$(0.01)	$0.00

Weighted average number of common shares – basic and diluted	72,455,162	64,134,052

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

	Shares	$	$	$	$

Balance at June 30, 2009	71,231,450	353	117,761	(129,184)	(11,070)

Issuance of common stock for dividends on Series J preferred stock	1,419,886	7	348	–	355

Stock-based compensation expense	–	–	109	–	109

Net loss for the period	–	–	–	(643)	(643)

Balance at September 30, 2009	72,651,336	$360	$118,218	$(129,827)	$(11,249)

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(643)	$214
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	5	7
Amortization of intangibles	100	355
Accretion of preferred stock and amortization of deferred financing costs	517	585
Accretion on note payable to Iceland Health	12	18
Convertible preferred stock dividends paid in common stock charged as interest expense	355	409
Stock-based compensation expense	109	124
Changes in operating assets and liabilities:
Accounts receivable	395	(2,685)
Other receivables	426	207
Inventories	296	(550)
Prepaid expenses and other current assets	203	457
Accounts payable	(424)	(474)
Accrued expenses	(600)	47
Deferred income	(217)	(217)
Net cash provided by (used in) operating activities	534	(1,503)

Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill, patents and trademarks	(83)	(165)
Purchases of property and equipment	(3)	–
Payments for patents and trademarks	–	(51)
Net cash used in investing activities	(86)	(216)

Cash flows from financing activities:
Proceeds from stock option exercises	–	4
Repayments of short-term borrowings, net	(1,229)	(424)
Net cash used in financing activities	(1,229)	(420)

Net decrease in cash and cash equivalents	(781)	(2,139)
Cash and cash equivalents at beginning of period	1,373	4,817
Cash and cash equivalents at end of period	$592	$2,678

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K/A filed on October 23, 2009 (the “Form 10-K/A”).  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The June 30, 2009 balance sheet has been derived from the audited consolidated financial statements included in the Form 10-K/A. Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly, no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty.  For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At September 30, 2009, we had cash and cash equivalents of $0.6 million, a decrease of $0.8 million from June 30, 2009, and we had a working capital deficiency of approximately $1.9 million and are past due or in forbearance agreements on $3.1 million of debt. We have incurred annual operating losses and, at September 30, 2009, we had an accumulated deficit of approximately $129.8 million.

In addition, the current economic conditions which negatively impacted our revenues in fiscal year 2009 are expected to continue to negatively impact our ability to generate net income. Our continuation as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

Note 2	STOCK-BASED COMPENSATION

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three-month periods ended September 30, 2009 and 2008 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 10%, based on historical experience.

The Company recorded $0.1 million in stock-based compensation expense for stock options and restricted stock awards during the three-month periods ended September 30, 2009 and 2008, respectively.  Stock-based compensation expense is recorded in general and administrative expenses.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 2	STOCK-BASED COMPENSATION (continued)

The following is a summary of option activity for the three-month period ended September 30, 2009:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	4,799	$0.67
Granted	--	$--
Exercised	--	$--
Forfeited or expired	(439)	$0.69
Outstanding at September 30, 2009	4,360	$0.67	5.5	$0
Exercisable at September 30, 2009	3,154	$0.79	4.3	$0

The following is a summary of restricted stock activity for the three-month period ended September 30, 2009:

Restricted Stock	Shares (000)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000’s)
Outstanding at July 1, 2009	169	$1.57
Granted	–	–
Exercised	–	–
Forfeited / expired or cancelled	(38)	–
Outstanding at September 30, 2009	131	$1.49	–	$–
Exercisable at September 30, 2009	87	$1.49	–	–

At September 30, 2009, there was $0.4 million of unrecognized compensation costs related to nonvested options and restricted stock awards. The costs are expected to be recognized over a weighted average period of 1.9 years.

Note 3	FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate carrying amounts due to the short maturities of these instruments.

Note 4	INVENTORIES

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 5	EARNINGS (LOSS) PER COMMON SHARE

Diluted earnings (loss) per common share for the three month periods ended September 30, 2009 and 2008 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (26,450,134 and 29,207,134 shares for the three month periods ended September 30, 2009 and 2008, respectively) as the effect of such inclusions would be anti-dilutive due to recorded net loss.  In addition, unvested restricted stock of 130,748 and 367,001 for the three month periods ended September 30, 2009 and 2008 respectively, was not included as the effect of such inclusion would be anti-dilutive.

Note 6	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended September 30,
	2009	2008
Supplemental disclosure of cash flow information:

Cash paid for income taxes	–	–
Cash paid for interest	$85	$98

Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payments	$–	$45
Issuance of common stock for dividends on Series J preferred stock	$355	–

Note 7	8% SERIES J CONVERTIBLE PREFERRED STOCK

As further explained in Note 12 in the Form 10-K/A, the Company must redeem its 8% Series J convertible preferredstock at the original issue price plus accrued dividends on September 11, 2011 and, accordingly, the carrying value of the preferred stock is included in non-current liabilities in the condensed consolidated balance sheets.  The agreement also provides for early redemption of the preferred stock on the occurrence of certain default events.

Cumulative dividends of 8% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company.  Common stock dividends are valued at 90% of the average 20 VWAPs (daily volume average price of the Company’s common stock) immediately prior to the dividend payment date.   For the three-month period ended September 30, 2009, the Company issued 1,419,886 shares of common stock with a fair value of $0.4 million in lieu of a cash dividend.  At September 30, 2009, the outstanding Series J preferred stock was convertible into 14,599,441 shares of common stock.

Note 8	SHORT-TERM BORROWINGS

On July 27, 2007, the Company entered into a loan and security agreement with Gerber Finance Inc. (“Lender”).  Under the agreement, the Company may, on a revolving basis and at Lender’s discretion, borrow from Lender, against eligible receivables and eligible inventory under a formula set forth in the agreement amended February 8, 2008, up to a maximum of $2,000,000 at any time.  Borrowings bear interest at the prime rate plus 3.75% and are secured by a security interest in all of the assets of the Company.  The agreement also provides for various fees and expenses payable by the Company to Lender.  The terms of the agreement were extended until June 30, 2010, or earlier on certain defaults, including the breach of any designated financial covenants.  The termination date shall be automatically extended for successive periods of one (1) year each unless the Company has provided Lender with written notice of termination at least sixty (60) days prior to the expiration of the termination date.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 8	SHORT-TERM BORROWINGS (continued)

In the agreement, the Company covenanted among other things that without Lender’s consent it will not (i) borrow (other than from Lender) more than $2 million at any time outstanding, (ii) declare or pay dividends on its common stock or repurchase its common stock, or (iii) enter into any merger or purchase or sale of stock or assets or joint venture transaction, or into any similar transaction, unless the effective purchase price or capital or other contribution is valued at not more than $15 million, or (iv) incur a net loss in a fiscal year quarter. As of September 30, 2009 and June 30, 2009, the Company had outstanding borrowings of $0.8 million and $1.9 million, respectively.

In August 2009, the Lender declared that our fiscal year 2009 fourth quarter loss constituted a breach of a financial covenant. The Lender waived the breach and agreed to the Company repaying the borrowings by November 15, 2009. At September 30, 2009, the Company had $0.8 million of borrowings outstanding with Gerber Finance, Inc.

As a result of the acquisition of Iceland Health, Inc. on August 26, 2006, the Company delivered to the former stockholders a $2.5 million 5% note that was due on August 25, 2009. At September 30, 2009, the principal amount of notes payable to the former owners of Iceland Health plus interest that are secured by our Iceland Health Trademark are past due. At September 30, 2009, the carrying value of the note was $2.3 million. In addition, we entered into negotiations to restructure the $2.5 million principal amount of the notes due each former owner.  As of November 12, 2009, the negotiations have not been resolved.

Note 9	SEGMENT REPORTING

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

Financial data by segment was as follows (000’s):

	Three Months Ended September 30,
	2009	2008
Net sales
Ingredients Products Group	$2,216	$1,849
Branded Products Group	2,326	10,760

Sales to external customers	4,542	12,609
Other revenues	94	51

Total revenues	$4,636	$12,660

Income (loss) before income taxes
Ingredients Products Group	$1,527	$1,175
Branded Products Group	(100)	1,326
Unallocated corporate expenses	(2,070)	(2,287)

(Loss) income before income taxes	$(643)	$214

Unallocated corporate assets	$12,431	$40,075

Substantially all of the Company’s revenues are generated in the United States.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included elsewhere herein.

Forward-Looking Statements and Risk Factors

This quarterly report and the documents incorporated by reference contain forward-looking statements which are intended to fall within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and similar expressions identify forward-looking statements.  Statements that are “forward-looking statements” are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual performance and results could differ materially.

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

Results of Operations

Revenues

Net sales of the Ingredient Products Group were $2.2 million for the three month period ended September 30, 2009 compared to $1.8 million in the comparable period a year ago.  Revenues from new customer distribution was the primary reason for the improvement.

Net product sales of the Branded Products Group for the three months ended September 30, 2009 were $2.3 million compared to $10.8 million in the comparable period a year ago. Net product sales in both channels were negatively impacted by economic conditions. A weakening economy, rapidly rising unemployment, tighter credit terms placed on our customers as well as reductions of inventory levels by our retail customers all contributed to lower sales.

Cost of revenues

Cost of revenues for the Ingredients Products Group were $0.5 million and $0.4 million, respectively, for the three month periods ended September 30, 2009 and 2008, respectively.

Cost of revenues for the Branded Products Group were $1.2 million for the three month period ended September 30, 2009 compared to $4.3 million in the same period a year ago.  Lower product sales accounted for the difference.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Advertising and Promotion Expenses (“Advertising”)

Advertising expenses for the Branded Products Group for the three months ended September 30, 2009 were $1.1 million compared to $5.2 million in the comparable period a year ago.  Advertising expenditures to support the retail products were $0.6 million in the current period compared to $0.9 million in the same period a year ago. Advertising to support sales made through the direct response channel were $0.5 million compared to $4.3 million in the comparable period a year ago.  The decline in Advertising was due to our efforts to refocus our direct response advertising spend.

Ingredients Product Group Advertising in the three month periods were not materially different.

Unallocated Corporate Expenses

Unallocated corporate expenses for the three month period ended September 30, 2009 were $2.2 million compared to $2.3 million in the comparable period a year ago.  The decrease is primarily due to a reduction in overall interest expense ($0.1 million).

Net Loss

Net loss for the three month period ended September 30, 2009 was $0.6 million compared to net income of $0.2 million in the comparable period a year ago.  Lower revenues offset by lower advertising spend from the Branded Products Group was the primary reason for the decline.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2009 were $0.6 million compared to $1.4 million at June 30, 2009.

During the three month period ended September 30, 2009, net cash of $0.5 million was provided by operating activities, compared to cash used in operating activities of $1.5 million in the comparable period a year ago.  Improvement in the use of  our operating assets and liabilities account for the improvement.

During the three month period ended September 30, 2009, net cash used in investing activities was $86 thousand compared to cash used in investing activities of $0.2 million in the comparable period a year ago.

During the three month period ended September 30, 2009, net cash used in financing activities was $1.2 million compared to $0.4 million in the comparable period a year ago.

Gerber Finance Inc. declared that our fiscal year 2009 fourth quarter loss constituted a breach of a financial covenant.  Gerber waived the breach and agreed to the Company repaying its borrowings by November 15, 2009.  In addition we entered into negotiations to restructure the $2.5 million principal amount of notes payable to the former owners of Iceland Health plus interest that are past due and are secured by our Iceland Health trademark. These negotiations have not been resolved as of November 12, 2009.  We are also seeking a replacement loan facility.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At September 30, 2009, we had cash and cash equivalents of $0.6 million, a decrease of  $0.8 million from June 30, 2009, and we had a working capital deficiency of approximately $2.1 million. We have incurred annual operating losses and, at September 30, 2009, we had an accumulated deficit of approximately $129.8 million.

In addition, the current economic conditions which negatively impacted our revenues in fiscal year 2009 are expected to continue to negatively impact our ability to generate net income. Our continuation as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

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

Our management, with the participation of the Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2009.  Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were effective.

There were no changes in our internal controls over financial reporting or in other factors during the period ended September 30, 2009 which have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 and are not applicable and have been omitted.

Item 6 - Exhibits

(a)	Exhibits

31.1	Certifications of the President and Chief Executive Officer pursuant to Section 302 of theSarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

NUTRITION 21, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTRITION 21, INC.
Registrant

Date: November 13, 2009	By:	/s/ Michael A. Zeher
Michael A. Zeher President and Chief Executive Officer (Principal Executive Officer)