Form 10-Q
period 2009-12-31
NUTRITION 21 INC
filed 2010-02-12
CIK 744962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No    ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at February 12, 2010
Common Stock, $0.005 par value per share	83,241,563 shares

NUTRITION 21, INC.

INDEX

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2009	June 30, 2009
	(unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$164	$1,373
Restricted cash	100	—
Accounts receivable (less allowances for doubtful accounts and returns of $1,697 and $327 at December 31, 2009 and June 30, 2009, respectively)	1,214	2,752
Other receivables	119	516
Inventories	171	3,878
Prepaid expenses and other current assets	208	467
Total current assets	1,976	8,986
Property and equipment, net	41	46
Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $26,800 and $26,643 at December 31, 2009 and June 30, 2009, respectively)	720	766

Goodwill	—	636
Other intangibles with indefinite lives	—	3,000
Other assets	541	1,389
TOTAL ASSETS	$3,278	$14,823

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2009	June 30, 2009
	(unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Current liabilities:
Short-term borrowings	$—	$4,457
Accounts payable	884	4,439
Accrued expenses	1,458	2,218
Deferred income	—	361

Total current liabilities	2,342	11,475
Deferred income taxes	—	1,200
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at December 31, 2009 and June 30, 2009)	14,113	13,218

Total liabilities	16,455	25,893
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding; 17,750 shares designated as Series J convertible preferred stock issued and outstanding at December 31, 2009 and June 30, 2009 (see liabilities above)	—	—

Common stock, $0.005 par value, authorized 150,000,000 shares; 75,142,091 shares and 71,231,450 issued and outstanding at December 31, 2009 and June 30, 2009, respectively	373	353

Additional paid-in capital	118,456	117,761
Accumulated deficit	(132,006)	(129,184)
Total stockholders’ deficit	(13,177)	(11,070)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,278	$14,823

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$1,977	$1,491	$4,194	$3,341
Other revenues	81	77	176	128
TOTAL REVENUES	2,058	1,568	4,370	3,469

COSTS AND EXPENSES
Cost of revenues	431	403	955	821
Advertising and promotion expenses	185	140	351	279
General and administrative expenses	882	961	1,862	1,759
Research and development expenses	102	92	181	173
Depreciation and amortization	59	284	164	646

TOTAL COSTS AND EXPENSES	1,659	1,880	3,513	3,678

OPERATING INCOME (LOSS)	399	(312)	857	(209)

Interest income	—	34	2	78
Interest expense	(939)	(1,135)	(1,940)	(2,277)

LOSS FROM CONTINUING OPERATIONS	(540)	(1,413)	(1,081)	(2,408)

Income taxes	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(540)	(1,413)	(1,081)	(2,408)

DISCONTINUED OPERATIONS
Loss on sale of discontinued operations net of tax	(2,140)	—	(2,140)	—
Income from discontinued operations net of tax	501	1,515	399	2,724
(Loss) income from discontinued operations	(1,639)	1,515	(1,741)	2,724
NET (LOSS) INCOME	$(2,179)	$102	$(2,822)	$316

Loss per common share: continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.04)

(Loss) income per common share: discontinued operations	$(0.02)	$0.02	$(0.02)	$0.04

Net (loss) income per common share	$(0.03)	$0.00	$(0.04)	$0.00

Weighted average number of common shares – basic and diluted	75,022,746	65,379,399	74,389,404	64,949,221

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

	Shares	$	$	$	$

Balance at June 30, 2009	71,231,450	353	117,761	(129,184)	(11,070)

Issuance of common stock for dividends on Series J preferred stock	3,950,000	20	690	—	710

Stock-based compensation expense	—	—	5	—	5

Cancellation of restricted stock	(39,359)	—	—	—	—

Net loss for the period	—	—	—	(2,822)	(2,822)

Balance at December 31, 2009	75,142,091	$373	$118,456	$(132,006)	$(13,177)

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,822)	$316
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	8	16
Amortization of intangibles	156	630
Accretion of preferred stock and amortization of deferred financing costs	1,244	1,184
Accretion on note payable to Iceland Health	—	36
Convertible preferred stock dividends paid in common stock charged as interest expense	710	818
Stock-based compensation expense	5	210
Loss on sale of discontinued operations	2,140	—
Changes in operating assets and liabilities:
Accounts receivable	1,189	(4,105)
Other receivables	397	(36)
Inventories	2,306	(592)
Prepaid expenses and other current assets	259	41
Accounts payable	(1,131)	(127)
Accrued expenses	(740)	(214)
Deferred income	(361)	(434)
Net cash provided by (used in) operating activities	3,360	(2,257)

Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill, patents and trademarks	(86)	(246)
Purchases of property and equipment	(2)	(6)
Payments for patents and trademarks	(24)	(96)
Redemption of long-term investment	—	1,000
Proceeds from sale of auction rate securities	—	4,000

Net cash (used in) provided by investing activities	(112)	4,652

Cash flows from financing activities:
Proceeds from stock option exercises	—	5
Repayments of short-term borrowings and long-term debt	(4,457)	(3,989)

Net cash used in financing activities	(4,457)	(3,984)

Net decrease in cash and cash equivalents	(1,209)	(1,589)
Cash and cash equivalents at beginning of period	1,373	4,817
Cash and cash equivalents at end of period	$164	$3,228

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K/A filed on October 23, 2009 (the “Form 10-K/A”).  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The June 30, 2009 balance sheet has been derived from the audited consolidated financial statements included in the Form 10-K/A. Operating results for the three and six month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly, no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty.  For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At December 31, 2009, we had cash and cash equivalents of $0.2 million, a decrease of $1.2 million from June 30, 2009, and we had a working capital deficiency of approximately $0.4 million. We have incurred annual operating losses and, at December 31, 2009, we had an accumulated deficit of approximately $132.0 million.

In addition, the current economic conditions which negatively impacted our revenues are expected to continue to negatively impact our ability to generate net income. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

Note 2	STOCK-BASED COMPENSATION

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the six-month periods ended December 31, 2009 and 2008 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 10%, based on historical experience.

The Company granted 2.2 million stock options during the six-month period ended December 31, 2009 with an exercise price equal to the market price at the date of grant with an  aggregate fair value of $72 thousand based on the Black-Scholes option pricing model.

The assumptions used in the Black- Scholes option pricing model related to stock option grants during the six month period ended December 31, 2009 were expected option life of 2.4 years, volatility factor of 99% and risk-free interest rate of 1.0%. The Company has not paid, nor does it contemplate paying a dividend on its common stock in the near future. As such a 0% dividend yield was used. The pre-vesting forfeiture rate and the years of expected life are based on the Company's historical option pre-vesting cancellation and employee exercise information, respectively.

The Company recorded $5 thousand and $0.2 million in stock-based compensation expense for stock options and restricted stock awards during the six-month periods ended December 31, 2009 and 2008, respectively.  Stock-based compensation expense is recorded in general and administrative expenses.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 2	STOCK-BASED COMPENSATION (continued)

The following is a summary of option activity for the six-month period ended December 31, 2009:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	4,799	$0.67
Granted	2,256	$0.06
Exercised	—	$—
Forfeited or expired	(1,826)	$0.43
Outstanding at December 31, 2009	5,229	$0.49	6.6	$-
Exercisable at December 31, 2009	5,227	$0.49	6.6	$-

The following is a summary of restricted stock activity for the six-month period ended December 31, 2009:

Restricted Stock	Shares (000)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000’s)
Outstanding at July 1, 2009	169	$1.57
Granted	—	—
Exercised	—	—
Forfeited / expired or cancelled	(38)	—
Outstanding at December 31, 2009	131	$1.49	—	$—
Exercisable at December 31, 2009	131	$1.49	—	—

At December 31, 2009, there was $0.2 million of unrecognized compensation costs related to nonvested options and restricted stock awards. The costs are expected to be recognized over a weighted average period of 1.7 years.

Note 3	FINANCIAL INSTRUMENTS

The fair value of cash, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term borrowings approximate carrying amounts due to the short maturities of these instruments.

Note 4	INVENTORIES

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 5	EARNINGS (LOSS) PER COMMON SHARE

Diluted earnings (loss) per common share for the three and six month periods ended December 31, 2009 and 2008 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (26,534,792 and 29,207,134 shares for the three month periods ended December 31, 2009 and 2008, respectively) as the effect of such inclusions would be anti-dilutive.  In addition, unvested restricted stock of 367,001 for the three and six  month periods ended December 31, 2008 was not included as the effect of such inclusion would be anti-dilutive.

Note 6	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended
	December 31,
	2009	2008
Supplemental disclosure of cash flow information:

Cash paid for interest	$180	$135

Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payments	$—	$77
Issuance of common stock for dividends on Series J preferred stock	$710	$818

Note 7	8% SERIES J CONVERTIBLE PREFERRED STOCK

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

Cumulative dividends of 8% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company.  Common stock dividends are valued at 90% of the average 20 VWAPs (daily volume average price of the Company’s common stock) immediately prior to the dividend payment date.   For the six-month period ended December 31, 2009, the Company issued 3,950,000 shares of common stock with a fair value of $0.7 million in lieu of a cash dividend.  At December 31, 2009, the outstanding Series J preferred stock was convertible into 14,599,441 shares of common stock.

Note 8	SHORT-TERM BORROWINGS

On July 27, 2007, the Company entered into a loan and security agreement with Gerber Finance, Inc. (“Lender”).  Under the agreement, the Company may, on a revolving basis and at Lender’s discretion, borrow from Lender, against eligible receivables and eligible inventory under a formula set forth in the agreement amended February 8, 2008, up to a maximum of $2,000,000 at any time.  Borrowings bear interest at the prime rate plus 3.75% and are secured by a security interest in all of the assets of the Company.  The agreement also provides for various fees and expenses payable by the Company to Lender.

As of June 30, 2009, the Company had outstanding borrowings of $1.9 million. In August 2009, the Lender declared that our fiscal year 2009 fourth quarter loss constituted a breach of a financial covenant. The Lender waived the breach and agreed to the Company repaying the borrowings by November 15, 2009. At December 31, 2009, the Company had repaid its total borrowings outstanding with Gerber Finance, Inc. and the Loan and Security Agreement had been terminated.

As a result of the acquisition of Iceland Health, Inc. on August 26, 2006, the Company delivered to the former stockholders a $2.5 million 5% note that was due on August 25, 2009. As of December 31, 2009, the notes were paid in full.

        NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 9	SEGMENT REPORTING

The Company had two reportable business segments during fiscal year 2009 and 2008, as a supplier of essential minerals, most notably chromium picolinate (Ingredients Products Group), and as a supplier of finished goods to food, drug and mass retailers (Branded Products Group). With the sale of the Branded Products Group on December 31, 2009, the Company classified the Branded Products Group as discontinued operations, see Note 10.

Unallocated corporate expenses include executive salaries, research and development expenditures, depreciation, amortization, interest expense, net and external professional fees, such as accounting, legal and investor relations costs.

Financial data by segment was as follows (000’s):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales
Ingredients Products Group	$1,977	$1,491	$4,194	$3,,341

Sales to external customers	1,977	1,491	4,194	3,341
Other revenues	81	77	176	128

Total revenues	$2,058	$1,568	$4,370	$3,469

Income (loss) before income taxes
Ingredients Products Group	$1,361	$948	$2,888	2,241
Branded Products Group (discontinued operations)	501	1,515	399	2,724
Unallocated corporate expenses	(1,901)	(2,361)	(3,969)	(4,649)
Other	(2,140)	-	(2,140)	—
(Loss) income before income taxes	$(2,179)	$102	$(2,822)	$316

Unallocated corporate assets	$3,278	$14,823

Substantially all of the Company’s revenues are generated in the United States.

Note 10	DISCONTINUED OPERATIONS

The Company decided to refocus its energies and capital on its more profitable core business, Ingredients. As a result, on December 31, 2009, the Company sold the assets of its direct response and retail businesses to Nature’s Products, Inc. and its affiliates. The purchase price was $3.2 million plus the assumption of certain liabilities. The transaction resulted in a loss of $2.1 million, which has been recorded in the condensed consolidated statement of operations as a loss on sale of discontinued operations. Pursuant to the Purchase Agreement, $0.1 million was deposited into an escrow account to be held to satisfy certain indemnification claims that may arise, and has been recorded as restricted cash in the condensed consolidated balance sheets. For the six month period ended December 31, 2009, revenues from discontinued operations were $4.5 million and losses from discontinued operations were $ 1.7 million compared with revenues of $22 million and income from discontinued operations of $2.7 million in the comparable period a year ago.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
The Company accounts for its stock-based compensation arrangements in accordance with the provisions of ASC 718, Compensation-Stock Compensation. Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The valuation provisions  apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled.

General

The Company had two reportable business segments during fiscal year 2009 and 2008, as a supplier of essential minerals, most notably chromium picolinate (Ingredients Products Group), and as a supplier of finished goods to food, drug and mass retailers (Branded Products Group). On December 31, 2009, the Company sold the assets of its Branded Products Group, and the Company classified the Branded Products Group as discontinued operations, see Note 10.

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

Results of Operations

Revenues

Net sales were $2.0 million for the three month period ended December 31, 2009, compared to $1.5 million in the comparable period a year ago.  An increase in chromium picolinate sales for human consumption was the primary reason for the improvement.

Net sales of $4.2 million were $0.9 million greater for the six months ended December 31, 2009, when compared to the $3.3 million in the comparable period a year ago. Sales of chromium picolinate for human consumption were $0.3 million greater in the current period. In addition, sales of $0.6 million into a new market segment account for the remainder of the increase.

Cost of revenues

Cost of revenues were $0.4 million and $0.9 million, for the three and six month periods ended December 31, 2009 and 2008, respectively.

Advertising and Promotion Expenses (“Advertising”)

Advertising in the three and six month periods ended December 31, 2009 and 2008, respectively, were $0.2 million and $0.3 million.

Unallocated Corporate Expenses

Unallocated corporate expenses were $1.9 million for the three month period ended December 31, 2009 compared to $2.4 million for the same period a year ago.  The decrease is primarily due to a reduction in overall interest expense ($0.2 million) as well as a decline in general and administrative expenses ($0.1 million).  Unallocated corporate expenses were $4.0 million for the six month period ended December 31, 2009 compared to $4.6 million in the comparable period a year ago.

A reduction in interest expense ($0.3 million) and amortization of intangibles ($0.5 million) were partially offset by an increase in legal fees ($0.1 million) associated with the sale of the discontinued operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Net Loss

Net loss for the three month period ended December 31, 2009 was $2.2 million compared to net income of $0.1 million in the comparable period a year ago for the reasons noted above.

Net loss for the six month period ended December 31, 2009 was $2.8 million compared to net income of $0.3 million in the comparable period a year ago for the reasons noted above.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2009 were $0.2 million compared to $1.4 million at June 30, 2009.

During the six month period ended December 31, 2009, net cash of $3.4 million was provided by operating activities, compared to net cash used in operating activities of $2.3 million in the comparable period a year ago. The net effect of the sale of discontinued operations was the primary reason for the improvement.

During the six month period ended December 31, 2009, net cash used in investing activities was $0.1 million compared to net cash provided by investing activities of $4.7 million in the comparable period a year ago.  Proceeds from the sale of the auction rate securities in the prior year was the primary reason.

During the six month period ended December 31, 2009, net cash used in financing activities was $4.4 million compared to $4.0 million in the comparable period a year ago. Repayment of the Company’s short-term borrowings and notes payable were the primary purpose  for the use of funds.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At December 31, 2009, we had cash and cash equivalents of $0.2 million, a decrease of $1.2 million from June 30, 2009, and we had a working capital deficiency of approximately $0.4 million. We have incurred annual operating losses and, at December 31, 2009, we had an accumulated deficit of approximately $132.0 million.

In addition, the current economic conditions which negatively impacted our revenues are expected to continue to negatively impact our ability to generate net income. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

During the quarter ended December 31, 2009, the Company completed the sale of its retail and direct response businesses. For the six month period ended December 31, 2009, revenues from discontinued operations were $4.5 million and losses from discontinued operations were $ 1.7 million compared with revenues of $22 million and income from discontinued operations of $2.7 million in the comparable period a year ago. The net loss from continuing operations for the six month period ended December 31, 2009 was $1.1 million compared to $2.4 million for the comparable period a year ago. The improvement in continuing operations is due primarily to the Company’s continuing emphasis on cost control and strong Chromium Picolinate sales for human consumption. The Company expects liquidity to improve as a result of the sale of the Branded Products Group.

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

Our management, with the participation of the Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2009.  Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were effective.

There were no changes in our internal controls over financial reporting during the period ended December 31, 2009 which have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3 and 5 and are not applicable and have been omitted.

Item 4 – Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders of Nutrition 21, Inc. (the “Company”) was held on December 3, 2009. The Meeting covered the election of Directors, and the appointment of the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010.

Each of the following nominees for director was currently serving as a director, and each was elected by the votes indicated.

	Votes For	Withheld

P. George Benson,	43,997,533	11,138,999
Warren D. Cooper	45,455,836	9,680,696
John H. Gutfreund	43,949,343	11,177,189
Peter C. Mann	45,033,112	10,103,420
Michael A. Zeher	43,711,652	11,429,879

J. H. Cohn LLP (“Cohn”) served  as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009, and Cohn’s appointment as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010 was ratified by a vote of 46,852,150 For; 3,847,724 Against; and 4,436,658 Abstentions.

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

Date:  February 12, 2010
By:	/s/ Michael A. Zeher
Michael A. Zeher
President and
Chief Executive Officer
(Principal Executive Officer)