Form 10-Q
period 2010-03-31
NUTRITION 21 INC
filed 2010-05-17
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                  Yes ☐     No    ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock, $0.005 par value per share	96,225,520 shares

NUTRITION 21, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	(a) Condensed Consolidated Balance Sheets at March 31, 2010
	(unaudited) and June 30, 2009	3

	(b) Condensed Consolidated Statements of Operations for the three
	and nine-month periods ended March 31, 2010 and 2009
	(unaudited)	5

	(c) Condensed Consolidated Statement of Stockholders’ Deficit for
	the nine-month period ended March 31, 2010 (unaudited)	6

	(d) Condensed Consolidated Statements of Cash Flows for the nine-
	month periods ended March 31, 2010 and 2009 (unaudited)	7

	(e) Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	14

ITEM 4(T)	Controls and Procedures	14

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	15

ITEM 6	Exhibits	15

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2010	June 30, 2009
	(unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$255	$1,373
Restricted cash	100	—
Accounts receivable (less allowances for doubtful accounts and returns of $1,697 and $327 at March 31, 2010 and June 30, 2009, respectively)	1,146	2,752
Other receivables	204	516
Inventories	142	3,878
Prepaid expenses and other current assets	234	467

Total current assets	2,081	8,986

Property and equipment, net	38	46

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $26,854 and $26,643 at March 31, 2010 and June 30, 2009, respectively)	649	766

Goodwill	—	636

Other intangibles with indefinite lives	—	3,000

Other assets	463	1,389

TOTAL ASSETS	$3,231	$14,823

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2010	June 30, 2009
	(unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Current liabilities:
Short-term borrowings	$—	$4,457
Accounts payable	890	4,439
Accrued expenses	1,336	2,218
Deferred income	—	361
Total current liabilities	2,226	11,475

Deferred income taxes	—	1,200
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at March 31, 2010 and June 30, 2009)	14,583	13,218

Total liabilities	16,809	25,893
Commitments and contingencies

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding; 17,750 shares designated as Series J convertible preferred stock issued and outstanding at March 31, 2010 and June 30, 2009 (see liabilities above)	—	—

Common stock, $0.005 par value, authorized 150,000,000 shares; 83,241,563 shares and 71,231,450 issued and outstanding at March 31, 2010 and June 30, 2009, respectively	414	353

Additional paid-in capital	118,850	117,761
Accumulated deficit	(132,842)	(129,184)
Total stockholders’ deficit	(13,578)	(11,070)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,231	$14,823

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net sales	$1,602	$1,913	$5,796	$5,254
Other revenues	77	115	252	243

TOTAL REVENUES	1,679	2,028	6,048	5,497

COSTS AND EXPENSES
Cost of revenues	418	484	1,372	1,305
Advertising and promotion expenses	162	152	512	431
General and administrative expenses	709	983	2,571	2,742
Research and development expenses	124	93	306	266
Depreciation and amortization	63	264	227	910

TOTAL COSTS AND EXPENSES	1,476	1,976	4,988	5,654

OPERATING INCOME (LOSS)	203	52	1,060	(157)

Interest income	—	8	2	86
Interest expense	(915)	(1,161)	(2,855)	(3,438)

LOSS FROM CONTINUING OPERATIONS	(712)	(1,101)	(1,793)	(3,509)

Income taxes	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(712)	(1,101)	(1,793)	(3,509)

DISCONTINUED OPERATIONS
Loss on sale of discontinued operations, net of tax	—	—	(2,140)	—
(Loss) Income from discontinued operations, net of tax	(124)	697	275	3,421
(Loss) income from discontinued operations	(124)	697	(1,865)	3,421

NET LOSS	$(836)	$(404)	$(3,658)	$(88)

Net loss per common share: continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Net (loss) income per common share: discontinued operations	$(0.00)	$0.01	$(0.02)	$0.05
Net loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.00)
Weighted average number of common shares – basic and diluted	80,450,283	67,746,755	77,740,145	65,738,852

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	$	$	$

Balance at June 30, 2009	71,231,450	$353	$117,761	$(129,184)	$(11,070)

Issuance of common stock for dividends on Series J preferred stock	12,049,472	61	1,005	—	1,066

Stock-based compensation expense	—	—	84	—	84

Cancellation of restricted stock	(39,359)	—	—	—	—

Net loss for the period	—	—	—	(3,658)	(3,658)

Balance at March 31, 2010	83,241,563	$414	$118,850	$(132,842)	$(13,578)

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,658)	$(88)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	10	22
Amortization of intangibles	217	888
Accretion of preferred stock and amortization of deferred financing costs	1,792	1,792
Accretion on note payable to Iceland Health	—	55
Convertible preferred stock dividends paid in common stock charged as interest expense	1,066	1,226
Stock-based compensation expense	84	327
Loss on sale of discontinued operations	2,140	—
Gain on disposal of assets	(6)	—
Changes in operating assets and liabilities net of effects of dispositions:
Accounts receivable	1,257	(841)
Other receivables	312	(290)
Inventories	2,335	(2,083)
Prepaid expenses and other current assets	233	711
Accounts payable	(1,074)	(733)
Accrued expenses	(862)	(437)
Deferred income	(361)	(650)
Net cash provided by (used in) operating activities	3,485	(101)

Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill, patents and trademarks	(69)	(340)
Purchases of property and equipment	(1)	(6)
Payments for patents and trademarks	(76)	(51)
Increase in restricted cash	—	1,000
Proceeds from sale of auction rate securities	—	4,000
Net cash (used in) provided by investing activities	(146)	4,603

Cash flows from financing activities:
Proceeds from stock option exercises	—	4
Repayments of short-term borrowings and long-term debt	(4,457)	(3,035)
Redemption of 6% Series I convertible preferred stock	—	(3,594)
Net cash used in financing activities	(4,457)	(6,625)

Net decrease in cash and cash equivalents	(1,118)	(2,123)
Cash and cash equivalents at beginning of period	1,373	4,817
Cash and cash equivalents at end of period	$255	$2,694

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K/A filed on October 22, 2009 (the “Form 10-K/A”).  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The June 30, 2009 balance sheet has been derived from the audited consolidated financial statements included in the Form 10-K/A. Operating results for the three and nine-month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly, no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty.  For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At March 31, 2010, we had cash and cash equivalents of $0.3 million, a decrease of $1.1 million from June 30, 2009, and we had a working capital deficiency of approximately $0.1 million. We have incurred annual operating losses and, at March 31, 2010, we had an accumulated deficit of approximately $132.8 million.

The current economic conditions are expected to continue to negatively impact our ability to generate net income. In addition, in September 2011 the holders of our Series J Convertible Preferred Stock have the right to redeem the Series J Preferred Stock for approximately $17,750. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and to attain profitable operations.

Note 2	STOCK-BASED COMPENSATION

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the nine-month periods ended March 31, 2010 and 2009 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 10%, based on historical experience.

The Company granted 2.2 million stock options during the nine-month period ended March 31, 2010 with an exercise price equal to the market price at the date of grant with an  aggregate fair value of $72 thousand based on the Black-Scholes option pricing model.

The assumptions used in the Black-Scholes option pricing model related to stock option grants during the nine month period ended March 31, 2010 were expected option life of 2.4 years, volatility factor of 99% and risk-free interest rate of 1.0%. The Company has not paid, nor does it contemplate paying a dividend on its common stock in the near future. As such a 0% dividend yield was used. The pre-vesting forfeiture rate and the years of expected life are based on the Company's historical option pre-vesting cancellation and employee exercise information, respectively.

The Company recorded $84 thousand and $0.3 million in stock-based compensation expense for stock options and restricted stock awards during the nine-month periods ended March 31, 2010 and 2009, respectively.  Stock-based compensation expense is recorded in general and administrative expenses.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 2	STOCK-BASED COMPENSATION (continued)

The following is a summary of option activity for the nine-month period ended March 31, 2010:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	4,799	$0.67
Granted	2,256	$0.06
Exercised	—	—
Forfeited or expired	(1,946)	$0.47
Outstanding at March 31, 2010	5,109	$0.48	6.5	$-
Exercisable at March 31, 2010	3,407	$0.61	5.4	$-

The following is a summary of restricted stock activity for the nine-month period ended March 31, 2010:

Restricted Stock	Shares (000)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000’s)
Outstanding at July 1, 2009	169	$1.57
Granted	—	—
Exercised	—	—
Forfeited / expired or cancelled	(39)	—
Outstanding at March 31, 2010	130	$1.49	—	$—
Exercisable at March 31, 2010	130	$1.49	—	—

At March 31, 2010, there was $0.2 million of unrecognized compensation costs related to nonvested options and restricted stock awards. The costs are expected to be recognized over a weighted average period of 1.4 years.

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

Diluted earnings (loss) per common share for the three and nine month periods ended March 31, 2010 and 2009 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (26,450,134 and 26,247,377 shares for the three-month periods ended March 31, 2010 and 2009, respectively) as the effect of such inclusions would be anti-dilutive.

Note 6	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:

Cash paid for interest	$180	$248

Supplemental schedule of non-cash financing activities:
Increase in obligation for Nutrition 21 contingent payments	$—	$147
Issuance of common stock for dividends on Series J preferred stock	$1,066	$1,064
Issuance of common stock for dividends on Series I preferred stock	$—	$162

Note 7	8% SERIES J CONVERTIBLE PREFERRED STOCK

As further explained in Note 12 in the 2009 Annual Report on Form 10-K/A, the Company must redeem its 8% Series J convertible preferred stock at the original issue price plus accrued dividends on September 11, 2011 and, accordingly, the carrying value of the preferred stock is included in non-current liabilities in the condensed consolidated balance sheets.  The agreement also provides for early redemption of the preferred stock on the occurrence of certain default events.

Cumulative dividends of 8% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company.  Common stock dividends are valued at 90% of the average 20 VWAPs (daily volume average price of the Company’s common stock) immediately prior to the dividend payment date.   For the nine-month period ended March 31, 2010, the Company issued 12,049,472 shares of common stock with a fair value of $1.0 million in lieu of a cash dividend.  At March 31, 2010, the outstanding Series J preferred stock was convertible into 14,599,441 shares of common stock.

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

As of June 30, 2009, the Company had outstanding borrowings of $1.9 million. In August 2009, the Lender declared that our fiscal year 2009 fourth quarter loss constituted a breach of a financial covenant. The Lender waived the breach and agreed to the Company repaying the borrowings by November 15, 2009. As of March 31, 2010, the Company had repaid its total borrowings outstanding with Gerber Finance, Inc. and the Loan and Security Agreement had been terminated.

As a result of the acquisition of Iceland Health, Inc. on August 26, 2006, the Company delivered to the former stockholders a $2.5 million 5% note that was due on August 25, 2009. As of March 31, 2010, the notes were paid in full.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 9	SEGMENT REPORTING

The Company had two reportable business segments during fiscal year 2009, as a supplier of essential minerals, most notably chromium picolinate (Ingredients Products Group), and as a supplier of finished goods to food, drug and mass retailers (Branded Products Group). With the sale of the Branded Products Group on December 29, 2009, the Company classified the Branded Products Group as discontinued operations, see Note 10.

Substantially all of the Company’s revenues are generated in the United States.

Note 10	DISCONTINUED OPERATIONS

The Company decided to refocus its energies and capital on its more profitable core business, Ingredients. As a result, on December 29, 2009, the Company sold the assets of its direct response and retail businesses to Nature’s Products, Inc. and its affiliates. The purchase price was $3.2 million plus the assumption of certain liabilities. The transaction resulted in a loss of $2.1 million, which has been recorded in the condensed consolidated statement of operations as a loss on sale of discontinued operations. Pursuant to the Purchase Agreement, $0.1 million was deposited into an escrow account to be held to satisfy certain indemnification claims that may arise, and has been recorded as restricted cash in the condensed consolidated balance sheets.

For the nine month period ended March 31, 2010, revenues from discontinued operations were $4.5 million and losses from discontinued operations were $1.8 million compared with revenues of $29 million and income from discontinued operations of $3.4 million in the comparable period a year ago. The net loss from continuing operations for the nine-month period ended March 31, 2010 was $1.8 million compared to $3.5 million for the comparable period a year ago.

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

•
Property, equipment, patents, trademarks and other intangible assets owned by the Company are depreciated or amortized, over their estimated useful lives.  Useful lives are based on management’s estimates over the period that such assets will generate revenue.  Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

•
The Company accounts for its stock-based compensation arrangements in accordance with the provisions of ASC 718- Compensation-Stock Compensation. Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled.

General

The Company had two reportable business segments during fiscal year 2009, as a supplier of essential minerals, most notably chromium picolinate (Ingredients Products Group), and as a supplier of finished goods to food, drug and mass retailers (Branded Products Group). On December 29, 2009, the Company sold the assets of its Branded Products Group, and the Company classified the Branded Products Group as discontinued operations, see Note 10.

Revenues from Ingredients are primarily derived from the sale of proprietary ingredients together with the grant of patent licenses to use the ingredients, to manufacturers of vitamin and mineral supplements. The fees for the licenses are bundled on an undifferentiated basis with the price that the Company charges for its ingredients, since licenses are not sold separately.

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

Results of Operations

Revenues

Net sales were $1.6 million for the three month period ended March 31, 2010, compared to $1.9 million in the comparable period a year ago.  A decline in zinc picolinate sales was the primary reason for the change.

Net sales of $5.8 million were $0.5 million greater for the nine months ended March 31, 2010, when compared to $5.3 million in the comparable period a year ago. Sales of chromium picolinate for human consumption were $0.6 million greater in the current period, combined with sales of $0.6 million into a new market segment account.  Partially offsetting these improvements was lower than anticipated sales of chromium picolinate for animal use of $0.4 million.

Cost of revenues

Cost of revenues were $0.4 million and $1.4 million, for the three and nine-month periods ended March 31, 2010.

Advertising and Promotion Expenses (“Advertising”)

Advertising in the three and nine-month periods ended March 31, 2010 and 2009, respectively, were $0.2 million and $0.5 million.

General and Administrative Expenses (“G&A”)

G&A were $0.7 million for the three month period ended March 31, 2010 compared to $1.0 million for the same period a year ago.  The decrease is primarily due to a reduction in investor relations expenses ($0.1 million) and consulting fees ($0.1 million). G&A were $2.6 million for the nine month period ended March 31, 2010 compared to $2.7 million in the comparable period a year ago.

Interest expense, net

Interest expense, net was $0.9 million and $2.9 million for the three and nine month periods ended March 31, 2010 compared to $1.2 million and $3.4 million in the comparable periods a year ago. The decrease in interest expense is due to the redemption of Series I preferred stock in fiscal year 2009, as well as the repayment of loans outstanding to Gerber Finance, Inc. and the former stockholders of Iceland Health, Inc.

Net Loss

Net loss for the three month period ended March 31, 2010 was $0.8 million compared to a net loss of $0.4 million in the comparable period a year ago for the reasons noted above.

Net loss for the nine month period ended March 31, 2010 was $3.6 million compared to net loss of  $88 thousand in the comparable period a year ago. The loss from discontinued operations of $1.9 million compared to income from discontinued  operations of $3.4 million in the comparable period last year  was partially offset by a smaller loss from continuing operations of $1.8 million compared to a loss from continuing operations of $3.5 million in the comparable period last year.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2010 were $0.3 million compared to $1.4 million at June 30, 2009.

During the nine month period ended March 31, 2010, net cash of $3.5 million was provided by operating activities, compared to net cash used in operating activities of $0.1 million in the comparable period a year ago. The cash effect from the sale of discontinued operations was the primary reason for the improvement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)

During the nine-month period ended March 31, 2010, net cash used in investing activities was $0.1 million compared to net cash provided by investing activities of $4.6 million in the comparable period a year ago.  Proceeds from the sale of the auction rate securities in the prior year was the primary reason.

During the nine-month period ended March 31, 2010, net cash used in financing activities was $4.5 million compared to $6.6 million in the comparable period a year ago. Repayment of the Company’s short-term borrowings and notes payable were the primary reasons for the use of funds.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At March 31, 2010, we had cash and cash equivalents of $0.3 million, a decrease of $1.1 million from June 30, 2009, and we had a working capital deficiency of approximately $0.1 million. We have incurred annual operating losses and, at March 31, 2010, we had an accumulated deficit of approximately $132.8 million.

The current economic conditions are expected to continue to negatively impact our ability to generate net income. In addition, in September 2011 the holders of our Series J Convertible Preferred Stock have the right to redeem the Series J Preferred Stock for approximately $17,750. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and to attain profitable operations.

During the quarter ended December 31, 2009, the Company completed the sale of its retail and direct response businesses. For the nine-month period ended March 31, 2010, revenues from discontinued operations were $4.5 million and losses from discontinued operations were $ 1.8 million compared with revenues of $29 million and income from discontinued operations of $3.4 million in the comparable period a year ago. The net loss from continuing operations for the nine-month period ended March 31, 2010 was $1.8 million compared to $3.5 million for the comparable period a year ago. The improvement in continuing operations is due primarily to the Company’s continuing emphasis on cost control and strong Chromium Picolinate sales for human consumption. The Company expects liquidity to improve as a result of the sale of the Branded Products Group.

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

Our management, with the participation of the Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2010.  Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were effective.

There were no changes in our internal controls over financial reporting during the period ended March 31, 2010 which have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1A, 2, 3, 4 and 5 and are not applicable and have been omitted.

Item 1 - Legal Proceedings

U.S. Customs and Border Protection concluded its review of duties paid by Iceland Health LLC on importation of fish oil from Iceland, and in a letter dated March 23, 2010 advised Iceland Health LLC that it owes $180,949.29.

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

Date:  May 17, 2010
By:	/s/ Michael A. Zeher
Michael A. Zeher
President and
Chief Executive Officer
(Principal Executive Officer)