Form 10-K
period 2010-06-30
NUTRITION 21 INC
filed 2010-09-22
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year ended June 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________________ ..

Commission File Number 0-14983

NUTRITION 21, INC.
(Exact Name of Registrant as Specified in its Charter)

New York	11-2653613
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

4 Manhattanville Road, Purchase, New York 10577-2197
(914) 701-4500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock (par value $.005 per share)	OTC Bulletin Board

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,213,479 based on the closing sale price as reported on the OTC Pink Markets.

As of September 16, 2010, there were 123,617,175 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be made available or delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 4, 2010 are incorporated by reference into Part III.

FORM 10-K REPORT INDEX

10-K Part
and Item No.		Page No.

PART I

Item 1	Business	3
Item 1A	Risk Factors	10
Item 1B	Unresolved Staff Comments	10
Item 2	Properties	10
Item 3	Legal Proceedings	10
Item 4	(Removed and Reserved)	10

PART II

Item 5	Market For Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	11
Item 6	Selected Financial Data	12
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8	Financial Statements and Supplementary Data	16
Item 9	Changes In and Disagreements with Accountants on
	Accounting and Financial Disclosure	16
Item 9A	Controls and Procedures	16

PART III

Item 10	Directors, Executive Officers and Corporate Governance	17
Item 11	Executive Compensation	17
Item 12	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	17
Item 13	Certain Relationships and Related Transactions, and Director Independence	18
Item 14	Principal Accounting Fees and Services	18

PART IV

Item 15	Exhibits, Financial Statement Schedules	18

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

PART I

Item 1.                  BUSINESS

We are a nutritional bioscience company that primarily develops and markets raw materials, formulations, compounds, blends and bulk and other materials to third-party non-end users to be further fabricated, blended or packaged for ultimate sales to end-users as nutritional supplements or otherwise.  We hold more than 30 patents for nutrition products and their uses.

We conduct our business through one operating segment.

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

History of the Company

The Company is a New York corporation that was incorporated on June 29, 1983 as Applied Microbiology, Inc.  Prior to 1995 the Company focused on the development and commercialization of antibacterial technologies for new drugs. The Company subsequently licensed these technologies to third parties. Beginning in 1995, the Company shifted its focus to developing and marketing nutrition products and ingredients.  In 1997, the Company acquired a comprehensive chromium-based patent portfolio based on a picolinate form of chromium that was invented and researched by the United States Department of Agriculture.  In August 2006, the Company acquired Iceland Health, Inc, and its exclusive rights, until 2015, to market and sell certain omega-3 fatty acids in the US. In the same year, we embarked on a program of retail and direct response sales of branded products through our Branded Products Group. Based on our decision to move our primary focus back to the Ingredients segment, the Company sold its direct response and retail businesses on December 29, 2009, and discontinued the Branded Products Group.

The Company’s Products

Chromium Picolinate and Related Products

Chromax chromium picolinate is the Company’s primary Ingredients product which in various combinations is covered by both domestic and international composition of matter and use patents.

The Company also markets and sells other mineral compounds such as Selenomax and SelenoPure selenium and Zinmax zinc picolinate. In fiscal year 2010, the Company launched Probiomega, a unique combination of a patented probiotic and omega 3 fatty acids.

Under license from us, certain of the Company’s customers manufacture and distribute the Company’s chromium picolinate as a stand-alone chromium supplement that is marketed either under their own private labels or in conjunction with their vitamin, mineral and supplement lines.

The Company derives additional revenues from the sale and licensing of the Company’s chromium picolinate and other products to customers who incorporate these products into other finished multi-ingredient nutritional supplement products.  These include vitamin/mineral formulas, weight loss and sports nutrition supplements, bars, drink mixes and beverages.  These products are sold by our customers under a variety of brands through natural/health food stores, supermarkets, drug stores, and mass merchandisers, as well as through direct and catalogue sales.

The Company actively promotes its research findings, as well as pronouncements regarding the safety of chromium picolinate, to functional food manufacturers including health and consumer product distributors.

The Company’s chromium picolinate is also sold into the animal feed market for managing the health of breeding sows and their offspring, where it has been shown to improve glucose control in gestating swine. Research outcomes also include improved fertility, productivity and recovery for the sows, and stronger and more resilient offspring.

The Company sells its products on terms that grant its customers a license, under the Company’s patents, to sell the Company’s chromium picolinate for the uses and nutrient combinations covered by its patents. The fee for this license is bundled on an unallocated basis with the price that the Company charges for its products. See “Supply and Manufacturing” for information on manufacturing agreements between the Company and the manufacturers of its principal products.

During the fiscal years ended June 30, 2010, 2009 and 2008 ingredient sales of Chromax chromium picolinate accounted for approximately 71%, 74%, and 72%, respectively, of the Company's total revenues.

In fiscal year 2010, three customers accounted for approximately 39% of the Company’s total revenues, while in fiscal year 2009, one customer accounted for 24% of the Company’s total revenues. In fiscal year 2008, three customers accounted for 20% of the Company’s total revenues.

Function and Safety of Chromium Picolinate

The function of insulin, the body’s master metabolic hormone, is in part dependent on chromium that must be supplied through diet or supplementation.  Recognizing that a number of the signs and symptoms of diabetes are shared in common with chromium deficiency, a 1999 Congressional mandate urged the National Institutes of Health’s Office of Dietary Supplements (ODS) and the United States Department of Agriculture (“USDA”) to further evaluate the role of chromium in diabetes. An ODS November 1999 Chromium and Diabetes Workshop Summary prioritized the research questions that had to be resolved in order to evaluate chromium’s potential role in preventing and/or mitigating diabetes management.  In December 2004, Congress passed an Appropriations bill that included Report Language that “chromium picolinate can restore normal glucose metabolism by enhancing insulin sensitivity,” and that encouraged the National Center for Complementary and Alternative Medicine (NCCAM) to expand its chromium research.

According to the American Diabetes Association, 24 million people suffer from diabetes; it is the sixth leading cause of death in the U.S. and one of the most costly health problems.  Insulin resistance is thought to be a precursor to diabetes and is estimated to affect one in five Americans according to the Journal of American Dietetic Association, February 2004.

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

Research and Development

During the fiscal years ended June 30, 2010, 2009 and 2008, the Company spent approximately $0.4 million, $0.4 million and $0.9 million, respectively, on research and development. The Company’s research and development program is based on chromium and seeks to discover and substantiate the efficacy and safety of ingredients and products that have a significant nutritional therapeutic value to consumers.  The primary research focus over the past few years has been in the area of diabetes, mental health, and gastrointestinal health.

This research effort enabled the Company to identify patentable new combinations of chromium and new uses for chromium, and new food systems that can be enhanced by the inclusion of its ingredient systems.

Clinical Studies, Presentations and Publications

The Company from time to time provides funding for clinical studies of its products to evaluate safety, efficacy and mechanism of action, and in other instances supplies chromium picolinate and other products for use in studies for which it provides no funding.  The Company believes that positive results in these studies, whether or not funded by it, provide benefits to the Company by furthering acceptance of its products.  The Company also makes presentations at various meetings to share research findings and to gain acceptance of its products.  The following information summarizes some of the recent studies that tested product supplied by the Company.  The information also summarizes selected recent presentations and publications that relate to the Company’s products.

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

Publications and Presentations in 2010:

A paper entitled “Improved cognitive-cerebral function in older adults with chromium supplementation” was published in the journal Nutritional Neuroscience by researchers at the University of Cincinnati.  The study was conducted to evaluate the effects of chromium picolinate in elderly people with impaired cognitive function.  The results suggested that supplementation with chromium picolinate can enhance memory and cognitive function in older adults at risk for neurodegeneration.

A paper entitled “Characterization of the metabolic and physiologic response to chromium supplementation in subjects with type 2 diabetes mellitus” was published in the journal Metabolism by researchers at Pennington Biomedical Research Center.  The study was conducted to evaluate risk factors that predict individuals who are more likely to benefit from taking chromium picolinate.  The results of this study showed that a clinical response to chromium picolinate is more likely to occur in people with insulin resistance and in those who have more elevated fasting blood glucose levels.

A paper entitled “Effects of dietary chromium (III) picolinate on growth performance, respiratory rate, plasma variables, and carcass traits of pigs fed high-fat diets” was published in the journal Biological Trace Mineral Research by researchers at the University of Kentucky.  This study was conducted to evaluate the effects of chromium picolinate in pigs fed a high-fat diet.  The results of this study indicated that supplementation with chromium picolinate reduced some of the negative effects, such as elevated body fat, caused by the feeding of a high-fat diet.

Governmental Regulation

The U.S. Food and Drug Administration (“FDA”) regulates the labeling and marketing of the Company’s dietary supplements under the Dietary Supplement and Health Education Act (“DSHEA”). Under DSHEA, dietary supplements that were first marketed as dietary supplements after October 1994 require safety approval by the FDA.  See “Function and Safety of Chromium Picolinate” for further information on the safety of the Company’s products.  Under DSHEA, the Company is required to submit for FDA approval claims regarding the effect of its dietary supplements on the structure or function of the body.  DSHEA also requires an FDA approval for claims that relate dietary supplements to disease prevention (so-called “health claims").

The Company has received FDA approval for a qualified health claim.  On August 25, 2005, the FDA recognized chromium picolinate as a safe nutritional supplement that may reduce the risk of insulin resistance and possibly type 2 diabetes.  The FDA concluded:

“One small study suggests that chromium picolinate may reduce the risk of insulin resistance, and therefore possibly may reduce the risk of type 2 diabetes.  FDA concludes, however, that the existence of such a relationship between chromium picolinate and either insulin resistance or type 2 diabetes is highly uncertain.”

The FDA also concluded that chromium picolinate is safe, stating the following:

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

Patents

Nutritional Patents

Our significant patents consist of:

•     one method of use patent that expires in 2015 and covers the use of high doses of chromium picolinate for glucose stabilization,

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

Although the Company holds six United States patents for chromium picolinate complexes and for nutritional uses for chromium picolinate complexes, the Company is often faced with competition from companies, including importers that disregard its patent rights.  These companies take calculated risks that the Company will not sue to enforce its patent rights against them. The Company determines whether to file suit against an infringer by taking into consideration an estimate of infringing sales and the cost of patent enforcement.  While there is no guarantee that the Company will be able to successfully enforce its patent rights against these competitors, the Company continues to monitor industry practices.

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

Competition

Numerous manufacturers and retailers compete actively for consumers of nutritional supplements. In addition, nutritional supplements can be purchased in a wide variety of channels of distribution. These channels include mass market retail stores and the Internet. These markets generally have low barriers to entry. Private label products of our customers also provide competition to our products. Additional national or international companies may seek in the future to enter or to increase their presence in the health foods channel or the vitamin, mineral supplement market.

We believe that we have a relatively strong position for existing stand-alone chromium sales, and we have a relatively small market share for sales of chromium into multi-ingredient products. Our major competitor in this business is InterHealth Nutraceuticals Inc. which is a privately held company that markets chromium polynicotinate.

Supply and Manufacturing

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

Employees

As of June 30, 2010, the Company had 11 full-time employees, of whom 2 were executive employees, 5 were administrative, 2 were engaged in marketing and sales, and 2 were involved in research, process and product development.  The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

Item 1A.               RISK FACTORS

Not Applicable

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                  PROPERTIES

The Company maintains its corporate headquarters at 4 Manhattanville Road, Purchase, New York 10577-2197 (Tel: 914-701-4500).  The lease for this space covers approximately 5,383 square feet at an annual lease rental of $134,575, and expires on May 31, 2012.

Item 3.                  LEGAL PROCEEDINGS

U.S. Customs and Border Protection concluded its review of duties paid by Iceland Health, LLC on importation of fish oil from Iceland, and in a letter dated March 23, 2010 advised Iceland Health, LLC that it owes $180,949.29.

San Francisco Technology Inc. filed suit in the United States District Court for the Northern District of California against Nutrition 21, Inc. (“Nutrition 21”) and twenty-four other companies with a Complaint for unspecified total damages.  The Complaint against Nutrition 21, Inc. was served on July 22, 2010 and alleges, among other things, that Nutrition 21 falsely marked Iceland Health Advanced Memory Formula with an expired patent number to deceive the public.  Nutrition 21 believes the suit is without merit and is unable to predict the outcome of this matter.

Item 4.                  (Removed and Reserved)

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Matters Relating to Common Stock

On October 20, 2009, the Company's Common Stock was suspended from trading on the Nasdaq Capital Markets and commenced trading on the OTC Bulletin Board under the symbol "NXXI.OB”.  Since October 26, 2009, the Company’s Common Stock has during certain periods traded on the OTC Bulletin Board under the symbol “NXXI.OB” and during other periods on the Pink Sheets under the symbol "NXXI.PK”. The Company’s Common Stock currently trades on the OTC Bulletin Board under the symbol “NXXI.OB”.

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

The following table sets forth the average high and low sales prices for the Common Stock as reported by the OTC Bulletin Board for periods in which the Common Stock traded on the OTC Bulletin Board and as reported by the Pink Sheets for periods in which the Common Stock traded on the Pink Sheets.

Common Stock

Fiscal Quarter Ended	High	Low
September 30, 2008	$0.58	$0.07
December 31, 2008	$0.45	$0.14
March 31, 2009	$0.24	$0.07
June 30, 2009	$0.37	$0.15
September 30, 2009	$0.20	$0.17
December 31, 2009	$0.08	$0.07
March 31, 2010	$0.04	$0.03
June 30, 2010	$0.02	$0.02

As of September 22, 2010, there were approximately 464 holders of record of the Common Stock.  The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of its Common Stock is held of record in broker "street names."

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

Each Right entitles stockholders to buy one one-thousandth of a share of newly created Series H Participating Preferred Stock of the Company for $3.00 per share.  Each one one-thousandth of a share of the Series H Preferred Stock is designed to be the functional equivalent of one share of Common Stock.  The Rights will be exercisable only if a person or group acquires beneficial ownership of 30% or more of the Company's Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 30% or more of the Company's Common Stock.

If any person or group (an "Acquiring Person") becomes the beneficial owner of 30% or more of the Company's Common Stock, then (1) the Rights become exercisable for Common Stock instead of Series H Preferred Stock, (2) the Rights held by the Acquiring Person and certain affiliated parties become void, and (3) the Rights held by others are converted into the right to acquire, at the purchase price specified in the Right, shares of Common Stock of the Company having a value equal to twice such purchase price.  The Company will generally be entitled to redeem the Rights, at $.001 per Right, until 10 days (subject to extension) following a public announcement that an Acquiring Person has acquired a 30% position.

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

On December 29, 2009, the Company discontinued the operations of its Branded Products Group. As a result the Management Discussion and Analysis of Financial Condition and Results of Operations analyzes only the changes in the continuing operations of the Ingredients business.

The following table sets forth items in the Consolidated Statements of Operations as a percent of revenues:

	Fiscal Year Percent of Revenues
	2010	2009	2008
Total Revenues	100%	100%	100%

Cost of revenues*	24.7	23.5	24.3
Advertising and promotion expenses	8.8	8.1	10.2
General and administrative expenses	36.7	50.5	73.3
Research and development expenses	4.4	4.7	11.3
Operating income (loss)	22.2	(—)	(43.8)
Net loss	(41.7)	(270.8)	(200.3)

*As a percent of net sales

Results of Operations

1.  Year ended June 30, 2010 vs. year ended June 30, 2009

Revenues

Net sales for Ingredients were $8.4 million in fiscal year 2010 compared to $7.3 million in fiscal year 2009. Continued strong sales of chromium picolinate for human consumption and the introduction and first shipment of Probiomega were the primary reasons for the increase. Partially offsetting the improvement were reduced sales of chromium picolinate for animal uses.

Cost of Revenues

Cost of revenues for Ingredients was $2.1 million in fiscal year 2010 compared to $1.7 million in fiscal year 2009. The increase is due to the increased product sales as well as the higher cost associated with the introduction of new products.

General and Administrative Expenses (“G&A”)

G&A were $3.2 million in fiscal year 2010 compared to $3.9 million in the comparable period a year ago. Reductions in professional service fees ($0.4 million), investor relations expenses ($0.1 million) and share-based compensation expense ($0.2 million) accounted for the decrease.

Advertising and Promotion Expenses (“Advertising”)

Advertising for Ingredients was $0.7 million and $0.6 million for fiscal years 2010 and 2009 respectively.

Interest Expense

Interest expense was $3.8 million in fiscal year 2010 compared to $4.5 million in fiscal year 2009. The primary reasons for the decline were a reduction in financing costs related to a $0.5 million reduction in fiscal year 2010 in dividend payments on Series I preferred stock, as well as a $0.2 million reduction in interest paid to the previous owners of Iceland Health, Inc.

Net Loss From Discontinued Operations

The net loss from discontinued operations in fiscal year 2010 was comprised of a loss from the sale of the Branded Products Group ($2.1 million), partially offset by income from the discontinued operations ($0.3 million) compared to a net loss from discontinued operations of $16.6 million in fiscal year 2009. Fiscal year 2009 was negatively impacted by a non-cash charge of $17.5 million for impairment of goodwill and other intangible assets with indefinite lives.

Net Loss

Net loss of $3.6 million in fiscal year 2010 was $17.2 million less than the net loss of $20.8 million in fiscal year 2009. A non-cash impairment charge of $17.5 million for goodwill and other intangible assets with indefinite lives in fiscal year 2009 was the primary reason for the change.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2010 were $0.9 million compared to $1.4 million at June 30, 2009.

During the year ended June 30, 2010, cash provided by operating activities was $4.2 million compared to cash used in operating activities of $1.3 million in the comparable period a year ago. A lower net loss ($3.6 million) in fiscal 2010 compared to fiscal year 2009 ($20.8 million) is the primary reason for the improvement.

During the year ended June 30, 2010, cash used in investing activities was $0.3 million compared to cash provided of $4.3 million for the year ended June 30, 2009.  The sale of $4.0 million of its auction rate securities and a $1.0 million reduction of the restricted cash balance occurred in fiscal year 2009 and did not recur in the current period.

During the year ended June 30, 2010, net cash used in financing activities was $4.4 million compared to net cash used of $6.4 million in fiscal year 2009. In the fiscal year ended June 30, 2009, the Company redeemed its Series I preferred stock, in full, for $3.6 million.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At June 30, 2010, we had cash and cash equivalents of $0.9 million, a decrease of $0.5 million from June 30, 2009. We have incurred annual operating losses and, as a result, at June 30, 2010, we had an accumulated deficit of approximately $132.8 million.

In September 2011, the holders of our Series J Convertible Preferred Stock have the right to redeem the Series J for approximately $17.8 million. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.

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

Results of Operations

2.  Year ended June 30, 2009 vs. year ended June 30, 2008

Revenues

Net sales were $7.3 million in fiscal year 2009 compared to $7.7 million in fiscal year 2008. A decline in sales of chromium picolinate for animal consumption and zinc picolinate was the primary reason for the change.

Cost of Revenues

Cost of revenues were $1.7 million in fiscal year 2009 compared to $1.9 million in fiscal year 2008. Lower product sales of chromium picolinate for animal consumption and zinc picolinate was the primary reason for the change.

General and Administrative Expenses (“G&A”)

G&A were $3.9 million in fiscal year 2009 compared to $6.2 million in fiscal year 2008. A reduction in legal costs ($0.6 million), the absence of termination charges ($0.4 million) in fiscal year 2009, lower professional and share based compensation charges ($0.4 million), and overall reductions in general and administrative costs ($0.9 million) account for the majority of the improvement.

Advertising and Promotion Expenses (“Advertising”)

Advertising was $0.6 million for fiscal year 2009 compared to $0.9 million in fiscal year 2008.  A decision to spend only for target-specific advertising was the primary reason for the improvement.

Research and Development Expenses (“R&D”)

R&D was $0.4 million in fiscal year 2009 compared to $1.0 million in fiscal year 2008. Lower spending for clinical research was the primary reason for the improvement.

Operating Loss

An operating loss for fiscal year 2009 was $16 thousand compared to a loss of $3.7 million in fiscal year 2008. A decline in G&A ($2.3 million), lower depreciation and amortization expense ($1.1 million) and a reduction in R&D spend ($0.6 million) were the primary reasons for the change.

Interest Expense, net

Interest expense, net was $4.4 million in fiscal year 2009 compared to $3.5 million in fiscal year 2008.
Lower interest income ($0.2 million) as well as a full year’s impact of financing costs related to Series J convertible preferred stock ($0.7 million) account for the change.

Loss from Discontinued Operations

Loss from discontinued operations was $16.6 million in fiscal year 2009 compared to $9.7 million in fiscal year 2008. Excluding the fiscal year 2009 non-cash impairment charge of $17.5 million, reductions in advertising expenditures ($16.6 million) account primarily for the change.

Net Loss

Net loss for fiscal year 2009 was $20.8 million compared to $16.9 million in fiscal year 2008. The reduction in the loss from continuing operations of $3.0 million was offset by the increase in the net loss from discontinued operations ($6.9 million) as noted above.

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

•
The Company accounts for its stock-based compensation arrangements in accordance with the provisions of ASC 718 - Stock Compensation. Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included herein commencing on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Nutrition 21, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, and based upon this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

There were no significant changes in our internal controls over financial reporting or in other factors during the period ended June 30, 2010, which have materially affected, or are reasonably likely to affect our internal controls over financial reporting.

Nutrition 21, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2010, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

This annual report does not include an attestation report of J.H. Cohn LLP, Nutrition 21, Inc.’s independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report is not subject to attestation by J.H. Cohn LLP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

The Company has a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer and principal financial and accounting officer. The text of the Company’s code of ethics is posted on its website at www.nutrition21.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors in accordance with applicable SEC requirements.

Item 11. Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

Item 14. Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2010 fiscal year.

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

NUTRITION 21, INC.

By: /s/ Michael A. Zeher
Michael A. Zeher, President and
Chief Executive Officer

Dated:  September 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below, as of September 21, 2010, by the following persons on behalf of Registrant and in the capacities indicated.

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

JUNE 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheets of Nutrition 21, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the three-year period ended June 30, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. and subsidiaries as of June 30, 2010 and 2009, and their consolidated results of operations and cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring losses, has relied on financing activities to supplement cash from operations and has an accumulated deficit of $132.8 million at June 30, 2010. In addition, in September 2011, the Company’s Series J Convertible Preferred Stock must be redeemed for approximately $17.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP
Roseland, New Jersey
September 22, 2010

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2010	June 30, 2009
ASSETS

Current assets:

Cash and cash equivalents	$835	$1,373

Restricted cash	100	—

Accounts receivable (less allowances for doubtful accounts and returns of $1,231 and $1,459 at June 30, 2010 and 2009, respectively)	1,495	2,752

Other receivables	224	516

Inventories	173	3,878

Prepaid expenses and other current assets	104	467

Total current assets	2,931	8,986

Property and equipment, net	57	46

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $27,011 and $26,643 at June 30, 2010 and 2009, respectively)	588	766

Goodwill	—	636

Other intangibles with indefinite lives	—	3,000

Other assets	386	1,389

TOTAL ASSETS	$3,962	$14,823

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2010	June 30, 2009

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Accounts payable	$719	$4,439
Accrued expenses	1,321	2,218
Deferred income	—	361
Current portion of long-term debt	—	4,457
Total current liabilities	2,040	11,475

Deferred income taxes	—	1,200

8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at June 30, 2010 and 2009)	15,068	13,218

Total liabilities	17,108	25,893
Commitments and contingencies

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 issued, none outstanding, 17,750 shares designated as Series J convertible preferred stock, 17,750 issued and outstanding at June 30, 2010 and 2009, respectively (see liabilities above).	—	—

Common stock, $0.005 par value, authorized 500,000,000 shares at June 30, 2010 and 150,000,000 shares at June 30, 2009; 96,225,520 and 71,231,450 shares issued and outstanding at June 30, 2010 and 2009, respectively.	479	353

Additional paid-in capital	119,215	117,761
Accumulated deficit	(132,840)	(129,184)
Total stockholders’ deficit	(13,146)	(11,070)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,962	$14,823

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	YEAR ENDED JUNE 30,
	2010	2009	2008

Net sales	$8,428	$7,336	$7,749
Other revenues	335	348	708

TOTAL REVENUES	8,763	7,684	8,457

COSTS AND EXPENSES

Cost of revenues	2,087	1,722	1,886
General and administrative expenses	3,214	3,883	6,197
Advertising and promotion expenses	740	625	864
Research and development expenses	392	364	954
Depreciation and amortization	387	1,106	2,259

TOTAL COSTS AND EXPENSES	6,820	7,700	12,160

OPERATING INCOME (LOSS)	1,943	(16)	(3,703)

Interest income	2	93	315
Interest expense	(3,781)	(4,463)	(3,817)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(1,836)	(4,386)	(7,205)

Income tax benefit	—	(199)	—

LOSS FROM CONTINUING OPERATIONS	(1,836)	(4,187)	(7,205)

DISCONTINUED OPERATIONS

Loss on discontinued operations, net of $1.2 million of income taxes	(2,140)	—	—
Income (loss) from discontinued operations	320	(16,622)	(9,737)
Loss from discontinued operations	(1,820)	(16,622)	(9,737)

NET LOSS	$(3,656)	$(20,809)	$(16,942)

Loss per common share: continuing operations	$(0.02)	$(0.06)	$(0.12)
Loss per common share: discontinued operations	$(0.02)	$(0.25)	$(0.16)
Net loss per common share	$(0.04)	$(0.31)	$(0.28)
Weighted average number of common shares – basic and diluted	81,387,689	67,195,724	61,796,508

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Deficit	Loss	Total
Balance at June 30, 2007	60,946,443	$301	$107,069	$(91,433)	$—	$15,937

Issuance of warrants and beneficial conversion featuresrelated to 8% Series J convertible preferred stock	—	—	7,330	—	—	7,330
Issuance of common stock for dividends on Series I preferred stock	373,677	2	214	—	—	216
Issuance of common stock for dividends on Series J preferred stock	847,540	4	351	—	—	355
Issuance of common stock for the purchase of Iceland Health, Inc.	1,500,000	8	(8)	—	—	—
Stock-based compensation expense	—	—	717	—	—	717
Exercise of stock options and warrants	87,755	—	48	—	—	48
Temporary impairment on investments in auction rate securities	—	—	—	—	(260)	(260)
Cancellations of restricted stock	(172,210)	—	—	—	—	-
Net loss for the year	—	—	—	(16,942)	—	(16,942)
Balance at June 30, 2008	63,583,205	315	115,721	(108,375)	(260)	7,401

Issuance of common stock for dividends on Series I preferred stock	842,907	4	175	—	—	179
Issuance of common stock for dividends on Series J preferred stock	6,795,338	34	1,387	—	—	1,421
Exercise of stock options	10,000	—	4	—	—	4
Stock-based compensation expense	—	—	474	—	—	474
Reversal of temporary impairment on investments in auction rate securities	—	—	—	—	260	260
Net loss for the year	—	—	—	(20,809)	—	(20,809)
Balance at June 30, 2009	71,231,450	353	117,761	(129,184)	—	(11,070)

Issuance of common stock for dividends on Series J preferred stock	25,033,362	126	1,295	—	—	1.421
Stock-based compensation expense	—	— —	159	—	—	159
Cancellation of restricted stock	(39,292)	—	—	—	—	—
Net loss for the year	—	—	—	(3,656)	—	(3,656)
Balance at June 30, 2010	96,225,520	$479	$119,215	$(132,840)	$—	$(13,146)
See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED JUNE 30,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,656)	$(20,809)	$(16,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	13	30	37
Deferred income taxes	—	(952)	—
Amortization of intangibles	374	1,076	2,180
Accretion of preferred stock and amortization of deferred financing costs	2,355	2,300	1,806
Accretion on note payable to Iceland Health	—	64	58
Convertible preferred stock dividend paid in common stock charged as interest expense	1,421	1,600	571
Stock-based compensation expense	159	474	717
Increase to provision for doubtful accounts and returns	—	—	321
Impairment of goodwill and other intangible assets with indefinite lives	—	17,539	—
Loss on sale of discontinued operations	2,140	—	—
Changes in operating assets and liabilities net of effects of dispositions:
Accounts receivable	908	170	(1,325)
Other receivables	292	(230)	58
Inventories	2,304	(2,864)	2,931
Prepaid expenses, other current assets and other assets	363	1,265	(1,863)
Accounts payable and accrued expenses	(2,122)	(134)	(1,668)
Deferred income	(361)	(867)	(1,701)
Net cash provided by (used in) operating activities	4,190	(1,338)	(14,820)

Cash flows from investing activities:
Contingent payments for acquisitions allocated to goodwill, patents and trademarks	(172)	(556)	(981)
Purchases of property and equipment	(23)	(10)	(42)
Payments for patents and trademarks	(76)	(149)	(180)
Redemption of investments available for sale	—	—	1,000
Purchase of investments available for sale	—	—	(4,000)
Decrease in restricted cash	—	1,000	—
Proceeds from sale of auction rate securities	—	4,000	—
Net cash (used in) provided by investing activities	(271)	4,285	(4,203)

Cash flows from financing activities:
Proceeds from stock option exercises	—	4	50
Proceeds from private placement of 8% Series J convertible preferred stock, net of issuance costs	—	—	16,603
Proceeds from long-term debt, net	—	199	1,770
Repayment of short-term borrowings and long-term debt	(4,457)	(3,000)	3,000
Redemption of 6% Series I convertible preferred stock	—	(3,594)	—
Net cash (used in) provided by financing activities	(4,457)	(6,391)	21,423

Net (decrease) increase in cash and cash equivalents	(538)	(3,444)	2,400
Cash and cash equivalents at beginning of year	1,373	4,817	2,417
Cash and cash equivalents at end of year	$835	$1,373	$4,817
See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Nature of Operations

Nutrition 21, Inc. (“Nutrition 21”, or together with its subsidiaries, the “Company”) is a nutritional bioscience company and a supplier of chromium picolinate. The Company markets Chromax® chromium picolinate products.

b)	Consolidation

The consolidated financial statements include the accounts of Nutrition 21, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d)	Financial Accounting Standards Board Accounting Standards Certification

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the authoritative source of GAAP. All existing FASB accounting standards and guidance were superseded by the ASC. Instead of issuing new accounting standards in the form of statements, staff positions and Emerging Issues Task Force Abstracts, the FASB now issues Accounting Standards Updates that update the ASC. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be additional sources of authoritative GAAP for SEC registrants.

e)	Cash and Cash Equivalents

The Company considers all interest-earning liquid investments with a maturity of less than three months when acquired to be cash equivalents. Cash equivalents included in the accompanying financial statements include money market accounts, bank overnight investments and commercial paper.

f)	Inventories

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value.  The Company’s allowance for inventory obsolescence was $0.2 million and $0.3 million as of June 30, 2010 and 2009, respectively.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization is provided using the straight-line method over the related assets’ estimated useful lives or the term of the lease, if shorter.  The estimated useful lives are as follows:

Leasehold improvements	—	Term of lease
Furniture and fixtures	—	7 years
Machinery and equipment	—	5 to 7 years
Office equipment	—	3 to 5 years
Computer equipment	—	3 to 5 years

h)	Patents and Trademarks

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

l)	Accounting For Warrants Issued With Convertible Securities

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible securities with non-detachable conversion rights that are in-the-money at the commitment date.  Such value is determined after first allocating an appropriate portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

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

Advertising costs are expensed as incurred.  The amount charged to expense during fiscal years 2010, 2009 and 2008 was $0.2 million.

o)	Goodwill and Other Intangibles with Indefinite Lives

Goodwill consists principally of the excess of cost over the fair value of net assets acquired. Other intangibles with indefinite lives are the registered tradenames acquired with the acquisition of Iceland Health. Such assets are not amortized.  Instead they are tested annually for impairment.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are tested  for  impairment at least annually and more frequently upon the occurrence of certain events.
We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our intangible assets or goodwill. The value of our indefinite lived intangible assets and goodwill could also be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a significant slowdown in the economy or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently, if indicators of impairment exist. As of June 30, 2010, all goodwill and intangible assets with indefinite lives had been written off.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o)	Goodwill and Other Intangibles with Indefinite Lives (continued)

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

p)	Reclassification

Certain reclassifications (approximately $16.6 million and $9.7 million of losses from discontinued operations for fiscal years 2009 and 2008, respectively) have been made to prior years’ financial statements to conform to the 2010 presentation.

Note 2	LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant recurring losses, and have relied on financing activities to supplement cash from operations.  At June 30, 2010, we had cash and cash equivalents of $0.9 million, a decrease of $0.5 million from June 30, 2009. We have incurred annual operating losses and, at June 30, 2010, we had an accumulated deficit of approximately $132.8 million.

In September 2011, the Company must redeem its Series J Convertible Preferred Stock for approximately $17.8 million. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash or restructure to meet this obligation in a timely manner.

The Company decided to refocus its energies and capital on its more profitable core segment. As a result, on December 29, 2009, the Company sold its Branded Products Group. For the year ended June 30, 2010, revenues from discontinued operations were $4.5 million and losses from discontinued operations were $1.9 million compared with revenues of $31.9 million and losses from discontinued operations of $16.6 million in the comparable period a year ago. Losses from discontinued operations in fiscal year 2009, include a non-cash impairment charge of $17.5 million related to goodwill and other intangibles with indefinite lives. The net loss from continuing operations for the year ended June 30, 2010 was $1.8 million compared to $4.2 million for the comparable period a year ago. The improvement in continuing operations is due primarily to the Company’s ongoing emphasis on cost control as well as strong chromium picolinate sales for human consumption. The Company expects liquidity to improve as a result of the sale of the Branded Products Group. For fiscal year 2008, revenues from discontinued operations were $38.6 million and losses from discontinued operations were $9.7 million.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 3	RECENTLY ADOPTED ACCOUNTING GUIDANCE

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not and will not have a material impact on our financial statements.

On July 1, 2009, the Company adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.

On July 1, 2009, the Company adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance had no material impact on the financial statements.

Note 4	STOCK-BASED COMPENSATION

The Company has adopted seven stock option plans which permit the grant of share options and shares to its employees for up to 16.0 million shares of common stock.  The Company believes that such awards better align the interests of the employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest ratably over several years from the date of grant and expire ten years from the date of grant.  Approximately 3.8 million options remain available for grant under these plans at June 30, 2010.

Share-Based Compensation Information

The Company granted 2.3 million stock options in the year ended June 30, 2010 with an exercise price equal to the market price at a date of grant and a fair market value of $72 thousand based on Black-Scholes option pricing model.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 4       STOCK-BASED COMPENSATION (continued)

The weighted average assumptions used in the Company’s Black-Scholes option pricing model related to stock option grants during the years ended June 30, 2010, 2009 and 2008 were as follows:

	June 30,
	2010	2009	2008
Expected option lives	2.0-10.0 years	5.0-10.0 years	3.2-5.0 years
Volatility	107.12-134.61%	99.13%	99.16%
Risk-free interest rate	0.72%	1.48%	3.23%
Dividend yield	0%	0%	0%
Forfeiture rate	13%	10%	16%

The Company has not paid nor does it contemplate paying a dividend in the near future.  As such a 0% dividend yield was used.  The years of expected lives are based on the Company’s historical employee exercise information. Expected volatilities are based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant.

Share-based compensation expense recognized in the consolidated statement of operations for the years ended June 30, 2010, 2009 and 2008 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 13% based on historical experience.

The Company recorded $0.2 million, $0.5 million and $0.7 million in share-based compensation expense in the years ended June 30, 2010, 2009 and 2008, respectively.  Share-based compensation expense is recorded in selling, general and administrative expenses.

The following is a summary of option activity for the year ended June 30, 2010.

OPTIONS	Shares	Weighted-Average Exercise Price	Weighted–Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	4,799	$0.67
Granted	2,255	$0.06
Exercised	—	—
Forfeited or expired	(1,059)	$0.81
Outstanding at June 30, 2010	5,995	$0.42	6.7	$0
Exercisable at June 30, 2010	3,990	$0.53	5.7	$0

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 4    STOCK-BASED COMPENSATION (continued)

The weighted-average grant-date fair value of options granted during the fiscal years 2010, 2009 and 2008 was $0.03, $0.28 and $0.44 per share, respectively.  The total intrinsic value of options exercised during the fiscal year ended June 30, 2008 was $37 thousand.

A summary of the status of the Company’s nonvested options as of June 30, 2010 and changes during the year ended June 30, 2010 is presented below:

NONVESTED OPTIONS	Options	Weighted- Average Grant-Date Fair Value

Nonvested at July 1, 2009	1,956	$0.37
Granted	1,128	$0.03
Vested	(752)	$0.50
Forfeited	(327)	$0.94
Nonvested at June 30, 2010	2,005	$0.28

At June 30, 2010, there was $0.2 million of unrecognized compensation costs related to non-vested options.  The costs are expected to be recognized over a weighted-average period of 2 years.

The total fair value of shares vested during the years ended June 30, 2010, 2009 and 2008 was $0.4 million, $0.4 million and $0.2 million, respectively.

During the year ended June 30, 2010, the Company did not grant any shares of restricted stock.

The following is a summary of restricted stock award activity for the year ended June 30, 2010.

RESTRICTED STOCK	Shares	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at July 1, 2009	169	$1.57
Granted	—
Exercised	—
Forfeited or expired	(38)
Outstanding at June 30, 2010	131	$1.57	—	$—
Exercisable at June 30, 2010	131	$1.57	—	$—

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 5    FINANCIAL INSTRUMENTS AND MAJOR CUSTOMERS

The fair value of cash and cash equivalents, accounts receivable. accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  Concentrations of credit risk with respect to accounts receivable are limited as the Company performs on-going credit evaluations of its customers.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.  Management does not believe that significant credit risk exists at June 30, 2010.

The Company places its cash equivalents with financial institutions and brokerage houses.  The Company has substantially all of its cash in two bank accounts.  The balances are insured by the FDIC up to $250,000.  Such cash balances may exceed FDIC limits. At June 30, 2010, the Company had $0.6 million in excess of FDIC limits.

The Company sells its products to customers worldwide.  The Company performs ongoing credit evaluations of its customer’s financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral.  The Company maintains reserves for credit losses based on past write-offs, collections and current credit evaluations and, through June 30, 2010, such losses have been within management’s expectations.

In fiscal year 2010, three customers accounted for approximately 39% of total revenues. In fiscal year 2009, one customer accounted for 24% of total revenues. For fiscal year 2010, two customers accounted for more than 52% of accounts receivable, net, while in fiscal year 2009, two customers accounted for more than 56% of accounts receivable, net. In fiscal year 2008, no customer accounted for 10% of total revenues, while in fiscal year 2008, three customers accounted for more than 54% of accounts receivable, net.

Note 6    PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net, at June 30, 2010 and 2009 are as follows:

	2010	2009

Furniture and fixtures	$486	$498
Machinery and equipment	176	176
Office equipment and leasehold improvements	563	544
Computer equipment	848	844
	2,073	2,062
Less: accumulated depreciation and amortization	(2,016)	(2,016)
Property and equipment, net	$57	$46

Depreciation expense was $13 thousand, $30 thousand and $37 thousand for the years ended June 30, 2010, 2009 and 2008, respectively.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 7    PATENTS TRADEMARKS AND OTHER AMORTIZABLE INTANGIBLES

During fiscal years 2010, 2009 and 2008, changes in patents, trademarks and other amortizable intangibles relate to the investment of $0.2 million, in each of the respective years, in existing patents, which will be amortized over the remaining life of the patents. No significant residual value is estimated for these intangible assets. Intangible asset amortization expense was $0.4 million for fiscal year 2010, $1.1 million for fiscal year 2009, and $2.2 million for fiscal year 2008. The components of intangible assets are as follows:

	June 30,
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and licenses	$9,772	$(9,582)	$9,582	$(9,582)
Trademarks, trade names and other amortizable intangible assets	17,827	(17,429)	17,827	(17,061)
	$27,599	$(27,011)	$27,409	$(26,643)

Amortization expense for the net carrying amount of intangible assets at June 30, 2010 is estimated to be approximately $0.6 million in fiscal year 2011.

Note 8    GOODWILL AND OTHER INTANGIBLES WITH INDEFINITE LIVES

The majority of our goodwill and the trade name Iceland Health were recorded in connection with the acquisition of IH in August 2006. In June 2009, we determined that based on our current economic environment, the decline of our market capitalization, and disruptions to our business, it was likely that an indicator of goodwill impairment existed as of the end of the fiscal year.

To test for potential impairment, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment, because the current carrying value exceeded their fair value. We then determined the implied fair value, and accordingly recorded an impairment charge of $14.8 million against goodwill and $2.7 million against other intangibles with indefinite lives. As a result of the sale of discontinued operations, the remainder of goodwill and other intangibles with indefinite lives ($3.6 million) was written off in fiscal year 2010.

Note 9    ACCRUED EXPENSES

The following items are included in accrued expenses at June 30, 2010 and 2009:

	2010	2009
Consulting and professional fees payable	$223	$181
Accrued compensation and related expense	286	89
Accrued expenses related to products	14	726
Accrued financing costs	433	744
Other accrued expenses	365	478
	$1,321	$2,218

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 10  8% SERIES J CONVERTIBLE PREFERRED STOCK

On September 10, 2007, the Company entered into a securities purchase agreement under which the Company, for $17,750,000, sold to private investors 17,750 shares of 8% Series J Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 6,715,218 shares of common stock.

Each share of Preferred Stock has a stated value of $1,000 per share.  The Preferred Stock is convertible into common stock at the option of the holders at $1.2158 per share (a total of 14,599,441 shares of common stock at June 30, 2010), subject to anti-dilution provisions and other limitations.  The Company’s stockholders approved the transaction at the Company’s annual meeting on November 29, 2007.  Subject to certain conditions, the Company can force conversion of the Preferred Stock if the 20 consecutive trading day volume weighted average price of the common stock is at least $3.6474.

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

The Company, based on relative fair value, initially recorded additional paid-in capital of $7.2 million relating to a beneficial conversion feature of the Preferred Stock and the fair value of the warrants with the remaining $10.5 million of the proceeds recorded as a long-term liability.  As a  result,  dividends  on the Preferred Stock are charged as interest expense.  Related issuance costs of $1.1 million, classified as other assets on the consolidated balance sheets, are amortized over the term of the Preferred Stock using the effective interest rate method. As of June 30, 2010, there is $0.4 million remaining. In addition, debt discount is being accreted based on the redemption price and charged to interest expense over the term of the Preferred Stock.

In fiscal year 2010, $1.9 million was charged to interest expense for accretion.  For the year ended June 30, 2010, the Company issued 25,033,362 shares of common stock with a fair value of $1.4 million in lieu of a cash dividend.

Note 11  SHORT-TERM BORROWINGS

The Company and Gerber Finance, Inc. had entered into a loan and security agreement (“Agreement”) on July 27, 2007.  As of November 15, 2009, the Company had repaid its obligation and cancelled the Agreement.

The Company and JP Morgan Chase Bank, NA (“Chase”) entered into a loan agreement that expired on January 7, 2009 whereby the Company borrowed $3.0 million at LIBOR +0.500 percentage points. During the quarter ended March 31, 2009, the Company repaid the loan and the loan agreement was cancelled.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 12  STOCKHOLDERS’ DEFICIT

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

The Rights will be exercisable only if a person or group acquires beneficial ownership of 30% or more of the Company's Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 30% or more the Company's Common Stock.

If any person or group (an "Acquiring Person") becomes the beneficial owner of 30% or more of the Company's Common Stock then (1) the Rights become exercisable for Common Stock instead of Preferred Stock, (2) the Rights held by the Acquiring Person and certain affiliated parties become void, and (3) the Rights held by others are converted into the right to acquire, at the purchase price specified in the Right, shares of Common Stock of the Company having a value equal to twice such purchase price.  The Company will generally be entitled to redeem the Rights, at $.001 per right, until 10 days (subject to extension) following a public announcement that an Acquiring Person has acquired a 30 % position.

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

 The Company had outstanding warrants issued to non-employees for services as follows:

WARRANTS	Number	Wtd-Avg Exercise Price	Wtd-Avg Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2009	97,222	$1.80
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2010	97,222	$1.80	1.9	—
Exercisable at June 30, 2010	97,222	$1.80	1.9	—

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 12  STOCKHOLDERS’ DEFICIT (concluded)

No warrants were exercised in fiscal years 2010 and 2009.  The warrants expire 2012.

The Company recorded compensation expense associated with warrants issued to non-employees for services rendered of $14 thousand during fiscal years 2010, 2009 and 2008, respectively..

Note 13  LOSS PER COMMON SHARE

Diluted loss per common share for the fiscal years ended June 30, 2010, 2009 and 2008, does not reflect the total of any of the incremental shares related to the assumed conversion or exercise of preferred stock, stock options and warrants (26,470,232, 31,249,775 and 33,063,355 shares, respectively) as the effect of such inclusion would be anti-dilutive because of the reported net loss.

Note 14  BENEFIT PLANS

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

In addition, the Company also maintains a 401(k) defined contribution plan.  Contributions to the plan for the fiscal years 2010, 2009 and 2008 were $0.1 million each year.

Note 15  INCOME TAXES

The provisions (benefits) for income taxes for the fiscal years ended June 30, 2010, 2009 and 2008 consist of the following (in thousands):

	2010	2009	2008
Current state taxes	$0	$0	$0
Deferred	0	(199)	—
	$(0)	$(199)	$0

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 15  INCOME TAXES (continued)

Income taxes attributed to the pre-tax loss differed from the amounts computed by applying the U.S. federal statutory tax rate to the pre-tax loss as a result of the following (in thousands):

	2010	2009	2008
Income benefit at U.S. statutory rate	$(1,243)	$(7,396)	$(5,760)
Increase/ (reduction) in income taxes resulting from:
Change in valuation allowance	(205)	880	4,546
True up of deferred tax asset	167	(7)	660
Non deductible interest and dividends	1,272	1,327	1,323
State tax (benefits), net of federal	—	(157)	(775)
Impairment of goodwill	—	5,154	—
Other items	9	—	6
Total income tax (benefit) provision	$0	$(199)	$0

The tax effects of temporary differences that give rise to deferred taxes and deferred tax assets and deferred tax liabilities at June 30, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$19,353	$19,984
Accrued expenses	595	746
Allowance for doubtful accounts and returns	492	130
Inventory reserve	77	116
Intangible and fixed assets	3,669	4,616
Other	2	1
Total gross deferred tax assets	24,188	25,593
Less valuation allowance	(24,188)	(25,593)
Net deferred tax assets	$—	$—

Deferred tax liabilities:
Trade names	$—	$(1,200)
	$—	$(1,200)

At June 30, 2010, the Company has available, for Federal and state income tax purposes, net operating loss carry forwards of approximately $48.0 million expiring through 2030. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986 as amended.

As of June 30, 2010 and 2009, the Company had no liabilities related to uncertain tax positions. Additionally, the Company does not believe there are any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months from June 30, 2010.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands)

Note 15  INCOME TAXES (concluded)

In the event the Company is required to recognize a liability for uncertain tax positions, any associated penalties and interest accrued would be recorded as a component of income tax expense. There have been no income tax related penalties or interest assessed or recorded as of June 30, 2010 and 2009.

The Company conducts business principally in the United States. As a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state and local tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to income tax examinations for tax years before June 30, 2007 in the U.S.

Note 16  COMPREHENSIVE LOSS

Comprehensive loss includes unrealized gains (losses) on the auction rate securities that are classified as investments. The differences between net loss and comprehensive loss for each of these periods are as follows:

	Year Ended
	June 30,
	2010	2009	2008
Net loss	$(3,656)	$(20,809)	$(16,942)
Other comprehensive income (loss);
Change in unrealized losses on available-for-sale securities	—	260	(260)

Comprehensive loss	$(3,656)	$(20,549)	$(17,202)

Note 17  COMMITMENTS AND CONTINGENCIES

As of June 30, 2008, the Company as a third party Defendant, reached a settlement with QVC concerning a lawsuit filed by the Federal Trade Commission. The Company agreed to pay to QVC $405 in six installments of $68 plus interest at LIBOR plus 0.75%.  The last payment was made in fiscal year 2010.

The Company leases certain office space in the United States.  The lease expires in the year 2012.  Future non-cancelable minimum payments under this lease are $0.2 million.

U.S. Customs and Border Protection concluded its review of duties paid by Iceland Health, LLC on importation of fish oil from Iceland, and in a letter dated March 23, 2010 advised Iceland Health, LLC that it owes $181. The Company has established an accrual for this amount as of June 30, 2010.

The Company has entered into various research and license agreements with certain universities to supplement the Company’s research activities and to obtain for the Company rights to certain technology. The agreements generally require the Company to fund the research and to pay royalties based upon a percentage of product sales.

San Francisco Technology Inc. filed suit in the United States District Court for the Northern District of California against Nutrition 21, Inc. (“Nutrition 21”) and twenty-four other companies with a Complaint for unspecified total damages.  The Complaint against Nutrition 21, Inc. was served on July 22, 2010 and alleges, among other things, that Nutrition 21 falsely marked Iceland Health Advanced Memory Formula with an expired patent number to deceive the public.  Nutrition 21 believes the suit is without merit and is unable to predict the outcome of this matter.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 17  COMMITMENTS AND CONTINGENCIES (concluded)

In connection with the Company’s purchase agreement for Nutrition 21 on August 11, 1997, the Company made cash payments of $0.2 million for each of the fiscal years 2010, 2009 and 2008. There are no future commitments.

Note 18  SEGMENT REPORTING

The Company had two reportable business segments during fiscal year 2009, as a supplier of essential minerals, most notably chromium picolinate (Ingredients Products Group), and as a supplier of finished goods to food, drug and mass retailers (Branded Products Group). With the sale of the Branded Products Group on December 29, 2009, the Company classified the Branded Products Group as a discontinued operation, see Note 19.

Substantially all of the Company’s revenues are generated in the United States.

 Note 19 DISCONTINUED OPERATIONS

The Company decided to refocus its energies and capital on its more profitable core segment, Ingredients. As a result, on December 29, 2009, the Company sold certain assets and liabilities of its direct response and retail businesses to Nature’s Products, Inc. and its affiliates. The purchase price was $3.2 million plus the assumption of certain liabilities. The transaction resulted in a loss of $2.1 million, which has been recorded in the consolidated statement of operations as a loss on sale of discontinued operations. Pursuant to the Purchase Agreement, $0.1 million was deposited into an escrow account to be held to satisfy certain indemnification claims that may arise, and has been recorded as restricted cash in the consolidated balance sheets.

For the year ended June 30, 2010, revenues from discontinued operations were $4.5 million and losses from discontinued operations were $ 1.9 million compared with revenues of $31.9 million and loss from discontinued operations of $16.6 million in the comparable period a year ago. The loss from discontinued operations in fiscal year 2009 included a non-cash impairment charge of $17.5 million. The net loss from continuing operations for the year ended June 30, 2010 was $1.8 million compared to $4.2 million for the comparable period a year ago. For fiscal year 2008, revenues from discontinued operations were $38.6 million and losses from discontinued operations were $9.7 million.

Note 20  SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended June 30,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$201	$563	$111
Cash paid for income taxes	—	—	14
Supplemental schedule of non cash investing and financing activities:
Increase in obligation for Nutrition 21 contingent payment	—	153	268
Issuance of common stock for dividends on Series I preferred stock	—	179	216
Issuance of common stock for dividends on Series J preferred stock	1,421	1,421	355

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 21  SUBSEQUENT EVENT

On July 1, 2010, the Company issued 27,391,975 shares of common stock to holders of its Series J Convertible Preferred Stock for dividends