Form 10-Q
period 2010-09-30
NUTRITION 21 INC
filed 2010-11-12
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                  Yes ☐     No    ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock, $0.005 par value per share	141,226,622 shares

NUTRITION 21, INC.

INDEX

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2010	June 30, 2010
	(unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$1,100	$835
Restricted cash	100	100
Accounts receivable (less allowances for doubtful accounts and returns of $1,150 and $1,231 at September 30, 2010 and June 30, 2010, respectively)	867	1,495
Other receivables	259	224
Inventories	145	173
Prepaid expenses and other current assets	115	104
Total current assets	2,586	2,931

Property and equipment, net	68	57

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $27,087 and $27,011 at September 30, 2010 and June 30, 2010, respectively)	521	588

Other assets	309	386
TOTAL ASSETS	$3,484	$3,962

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2010	June 30, 2010
	(unaudited)	(Note 1)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Current liabilities:
Accounts payable	$536	$719
Accrued expenses	986	1,321
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at September 30, 2010)	15,570	—
Total current liabilities	17,092	2,040
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at June 30, 2010)	—	15,068

Total liabilities	17,092	17,108
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding; 17,750 shares designated as Series J convertible preferred stock issued and outstanding at September 30, 2010 and June 30, 2010 (see liabilities above)	—	—

Common stock, $0.005 par value, authorized 500,000,000 shares; 123,617,495 shares and 96,225,520 issued and outstanding at September 30, 2010 and June 30, 2010, respectively	616	479

Additional paid-in capital	119,514	119,215
Accumulated deficit	(133,738)	(132,840)
Total stockholders’ deficit	(13,608)	(13,146)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,484	$3,962

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	September 30,
	2010	2009

Net sales	$1,555	$2,216
Other revenues	66	94
TOTAL REVENUES	1,621	2,310

COSTS AND EXPENSES
Cost of revenues	517	650
General and administrative expenses	667	980
Advertising and promotion expenses	228	166
Research and development expenses	101	79
Depreciation and amortization	84	105

TOTAL COSTS AND EXPENSES	1,597	1,980

OPERATING INCOME	24	330

Interest income	—	2
Interest expense	(943)	(1,001)

LOSS FROM CONTINUING OPERATIONS	(919)	(669)
Income taxes	—	—

LOSS FROM CONTINUING OPERATIONS	(919)	(669)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	21	26

NET LOSS	$(898)	$(643)

Net loss per common share: continuing operations	$(0.01)	$(0.01)

Net income per common share: discontinued operations	$—	$—

Net loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares – basic and diluted	123,487,706	72,455,162

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	$	$	$

Balance at June 30, 2010	96,225,520	479	119,215	(132,840)	(13,146)

Issuance of common stock for dividends on Series J preferred stock	27,391,975	137	218	—	355

Stock-based compensation expense	—	—	81	—	81

Net loss for the period	—	—	—	(898)	(898)

Balance at September 30, 2010	123,617,495	$616	$119,514	$(133,738)	$(13,608)

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(898)	$(643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	8	5
Amortization of intangibles	76	100
Accretion of preferred stock and amortization of deferred financing costs	579	517
Accretion on note payable to Iceland Health	—	12
Convertible preferred stock dividends paid in common stock charged as interest expense	355	355
Stock-based compensation expense	81	109

Changes in operating assets and liabilities net of effects of dispositions:
Accounts receivable	628	395
Other receivables	(35)	426
Inventories	28	296
Prepaid expenses and other current assets	(11)	203
Accounts payable	(183)	(424)
Accrued expenses	(335)	(600)
Deferred income	—	(217)
Net cash provided by operating activities	293	534

Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill, patents and trademarks	—	(83)
Purchases of property and equipment, patents and trademarks	(28)	(3)
Net cash used in investing activities	(28)	(86)
Cash flows from financing activities:
Repayments of short-term borrowings and long-term debt	—	(1,229)
Net cash used in financing activities	—	(1,229)

Net increase (decrease) in cash and cash equivalents	265	(781)
Cash and cash equivalents at beginning of period	835	1,373
Cash and cash equivalents at end of period	$1,100	$592

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed on September 22, 2010 (the “Form 10-K”).  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The June 30, 2010 balance sheet has been derived from the audited consolidated financial statements included in the Form 10-K. Operating results for the three-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly, no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty.  For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At September 30, 2010, we had cash and cash equivalents of $1.2 million, an increase of $0.3 million from June 30, 2010, and we had a working capital deficiency of approximately $14.5 million. We have incurred annual operating losses and, at September 30, 2010, we had an accumulated deficit of approximately $133.7 million.

In September 2011 the holders of our Series J Convertible Preferred Stock have the right to redeem the Series J Preferred Stock for approximately $17.8 million. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and to attain profitable operations.

Note 2	STOCK-BASED COMPENSATION

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three-month periods ended September 30, 2010 and 2009 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 10%, based on historical experience.

The Company did not grant stock options during the three-month periods ended September 30, 2010 and 2009.

The Company recorded $81 thousand and $0.1 million in stock-based compensation expense for stock options and restricted stock awards during the three-month periods ended September 30, 2010 and 2009, respectively.  Stock-based compensation expense is recorded in general and administrative expenses.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 2	STOCK-BASED COMPENSATION (continued)

The following is a summary of option activity for the three-month period ended September 30, 2010:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2010	5,995	$0.42
Granted	—	—
Exercised	—	—
Forfeited or expired	(85)	$1.41
Outstanding at September 30, 2010	5,910	$0.40	6.5	$-
Exercisable at September 30, 2010	4,238	$0.50	5.7	$-

The following is a summary of restricted stock activity for the three-month period ended September 30, 2010:

Restricted Stock	Shares (000)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000’s)
Outstanding at July 1, 2010	130	$1.57
Granted	—	—
Exercised	—	—
Forfeited / expired or cancelled	—	—
Outstanding at September 30, 2010	130	$1.57	—	$—
Exercisable at September 30, 2010	130	$157	—	—

At September 30, 2010, there was $0.2 million of unrecognized compensation costs related to nonvested options and restricted stock awards. The costs are expected to be recognized over a weighted average period of 1.2 years.

Note 3	FINANCIAL INSTRUMENTS

The fair value of cash, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates carrying amounts due to the short maturities of these instruments.

Note 4	INVENTORIES

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 5	LOSS PER COMMON SHARE

Diluted loss per common share for the three-month periods ended September 30, 2010 and 2009 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (26,450,134 shares for the three-month periods ended September 30, 2010 and 2009, respectively) as the effect of such inclusion would be anti-dilutive.

Note 6	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended
	September 30,
	2010	2009
Supplemental disclosure of cash flow information:

Cash paid for interest	$8	$85

Supplemental schedule of non-cash financing activities:
Issuance of common stock for dividends on Series J preferred stock	$355	$355

Note 7	8% SERIES J CONVERTIBLE PREFERRED STOCK

As further explained in Note 10 in the 2010 Annual Report on Form 10-K, the Company must redeem its 8% Series J convertible preferred stock at the original issue price plus accrued dividends on September 11, 2011 and, accordingly, the carrying value of the preferred stock is included in current liabilities in the condensed consolidated balance sheets.  The agreement also provides for early redemption of the preferred stock on the occurrence of certain default events.

Cumulative dividends of 8% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company.  Common stock dividends are valued at 90% of the average 20 VWAPs (daily volume average price of the Company’s common stock) immediately prior to the dividend payment date.   For the three-month period ended September 30, 2010, the Company issued 27,391,975 shares of common stock with a fair value of $0.4 million in lieu of a cash dividend.  At September 30, 2010, the outstanding Series J preferred stock was convertible into 14,599,441 shares of common stock.

Note 8	SEGMENT REPORTING

The Company operates in one segment, Ingredients.

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

General

On December 29, 2009, the Company sold the assets of its Branded Products Group, and the Company classified the Branded Products Group as discontinued operations.

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

Results of Operations

Revenues

Net sales were $1.6 million for the three-month period ended September 30, 2010, compared to $2.2 million in the comparable period a year ago.  Revenues from new customers in the first quarter of fiscal year 2011 were $0.4 million lower than the comparable period last fiscal year. In addition, licensing income of $0.2 million in fiscal year 2010 did not recur this period.

Cost of revenues

Cost of revenues were $0.5 million and $0.7 million, for the three-month periods ended September 30, 2010 and 2009, respectively.  Lower expenditures for products related to shipments to new customers was the primary reason for the improvement.

Advertising and Promotion Expenses (“Advertising”)

Advertising in the three-month periods ended September 30, 2010 and 2009, respectively, were $0.2 million.

General and Administrative Expenses (“G&A”)

G&A were $0.7 million for the three month period ended September 30, 2010 compared to $1.0 million for the comparable period a year ago.  The decrease is primarily due to a reduction in legal fees ($0.1 million), insurance costs ($0.1 million) and reduction in office expenditures ($0.1 million).

Interest expense, net

Interest expense, net was $0.9 million for the three-month period ended September 30, 2010 compared to $1.0 million in the comparable period a year ago. The decrease in interest expense is due to lower interest incurred as a result of the repayment of loans outstanding to Gerber Finance, Inc. in fiscal year 2010.

Income from Discontinued Operations

For the three month period ended September 30, 2010, there were no revenues from discontinued operations and income from discontinued operations of $21 thousand compared with revenues of $2.3 million and income from discontinued operations of $26 thousand in the comparable period a year ago.

Net Loss

Net loss for the three month period ended September 30, 2010 was $0.9 million compared to a net loss of $0.6 million in the comparable period a year ago.  Lower product sales, as noted above, was the primary reason.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2010 were $1.2 million compared to $0.9 million at June 30, 2010.

During the three-month period ended September 30, 2010, net cash of $0.3 million was provided by operating activities, compared to net cash provided by operating activities of $0.5 million in the comparable period a year ago.

During the three-month period ended September 30, 2010, net cash used in investing activities was $28 thousand compared to net cash used in investing activities of $86 thousand in the comparable period a year ago.

During the three-month period ended September 30, 2010, there was no net cash used in financing activities compared to $1.2 million in the comparable period a year ago. There was a repayment of the Company’s short-term borrowings and notes payable in the prior fiscal period which did not recur in the current period.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At September 30, 2010, we had cash and cash equivalents of $1.2 million, an increase of $0.3 million from June 30, 2010, and we had a working capital deficiency of approximately $14.6 million. We have incurred annual operating losses and, at September 30, 2010, we had an accumulated deficit of approximately $133.7 million.

The current economic conditions are expected to continue to negatively impact our ability to generate net income. In addition, in September 2011 the holders of our Series J Convertible Preferred Stock have the right to redeem the Series J Preferred Stock for approximately $17.8 million. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and to attain profitable operations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4 – Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the period ended September 30, 2010 which have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1A, 2, 3, 4 and 5 and are not applicable and have been omitted.

Item 1 - Legal Proceedings

There were no material changes from the legal proceedings disclosed in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

Date:  November 12, 2010
By:	/s/ Michael A. Zeher
Michael A. Zeher
President and
Chief Executive Officer
(Principal Executive Officer)