Form 10-Q
period 2010-12-31
NUTRITION 21 INC
filed 2011-02-14
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No    ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at February 10, 2011
Common Stock, $0.005 par value per share	161,878,164 shares

NUTRITION 21, INC.

INDEX

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2010	June 30, 2010
	(unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$1,160	$835
Restricted cash	100	100
Accounts receivable (less allowances for doubtful accounts and returns of $1,138 and $1,231 at December 31, 2010 and June 30, 2010, respectively)	1,142	1,495
Other receivables	419	224
Inventories	122	173
Prepaid expenses and other current assets	162	104

Total current assets	3,105	2,931

Property and equipment, net	62	57
Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $27,122 and $27,011 at December 31, 2010 and June 30, 2010, respectively)	493	588

Other assets	232	386
TOTAL ASSETS	$3,892	$3,962

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2010	June 30, 2010
	(unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Current liabilities:
Accounts payable	$692	$719
Accrued expenses	1,006	1,321
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at December 31, 2010)	16,088	—
Total current liabilities	17,786	2,040
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at June 30, 2010)	—	15,068

Total liabilities	17,786	17,108
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding; 17,750 shares designated as Series J convertible preferred stock issued and outstanding at December 31, 2010 and June 30, 2010 (see liabilities above)	—	—

Common stock, $0.005 par value, authorized 500,000,000 shares; 141,226,622 shares and 96,225,520 issued and outstanding at December 31, 2010 and June 30, 2010, respectively	704	479

Additional paid-in capital	119,754	119,215
Accumulated deficit	(134,352)	(132,840)
Total stockholders’ deficit	(13,894)	(13,146)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,892	$3,962

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net sales	$1,484	$1,977	$3,038	$4,194
Other revenues	383	81	450	176

TOTAL REVENUES	1,867	2,058	3,488	4,370

COSTS AND EXPENSES
Cost of revenues	414	431	932	955
General and administrative expenses	765	882	1,431	1,862
Advertising and promotion expenses	135	185	363	351
Research and development expenses	80	102	181	181
Depreciation and amortization	42	59	126	164

TOTAL COSTS AND EXPENSES	1,436	1,659	3,033	3,513

OPERATING INCOME	431	399	455	857

Interest income	1	—	1	2
Interest expense	(955)	(939)	(1,897)	(1,940)

LOSS FROM CONTINUING OPERATIONS	(523)	(540)	(1,441)	(1,081)
Income taxes	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(523)	(540)	(1,441)	(1,081)

DISCONTINUED OPERATIONS

LOSS ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX		(2,140)		(2,140)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(91)	501	(71)	399

LOSS FROM DISCONTINUED OPERATIONS	(91)	(1,639)	(71)	(1,741)

NET LOSS	$(614)	$(2,179)	$(1,512)	$(2,822)

Loss per common share basic and diluted: continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Loss per common share basic and diluted: discontinued operations	$—	$(0.02)	$—	$(0.02)

Net loss per common share basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.04)

Weighted average number of common shares – basic and diluted	140,522,620	75,022,746	136,658,367	74,389,404

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	$	$	$
Balance at June 30, 2010	96,225,520	479	119,215	(132,840)	(13,146)

Issuance of common stock for dividends on Series J preferred stock	45,001,102	225	485	—	710

Stock-based compensation expense	—	—	54	—	54

Net loss for the period	—	—	—	(1,512)	(1,512)

Balance at December 31, 2010	141,226,622	$704	$119,754	$(134,352)	$(13,894)

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,512)	$(2,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	15	8
Amortization of intangibles	111	156
Accretion of preferred stock and amortization of deferred financing costs	1,174	1,244
Loss on sale of discontinued operations	—	2,140
Convertible preferred stock dividends paid in common stock charged as interest expense	710	710
Stock-based compensation expense	54	5

Changes in operating assets and liabilities net of effects of dispositions:
Accounts receivable	353	1,189
Other receivables	(195)	397
Inventories	51	2,306
Prepaid expenses and other current assets	(58)	259
Accounts payable	(27)	(1,131)
Accrued expenses	(315)	(740)
Deferred income	—	(361)
Net cash provided by operating activities	361	3,360

Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill, patents and trademarks	—	(86)
Purchases of property and equipment, patents and trademarks	(36)	(26)
Net cash used in investing activities	(36)	(112)

Cash flows from financing activities:
Repayments of short-term borrowings and long-term debt	—	(4,457)
Net cash used in financing activities	—	(4,457)

Net increase (decrease) in cash and cash equivalents	325	(1,209)
Cash and cash equivalents at beginning of period	835	1,373
Cash and cash equivalents at end of period	$1,160	$164

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed on September 22, 2010 (the “Form 10-K”).  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The June 30, 2010 balance sheet has been derived from the audited consolidated financial statements included in the Form 10-K. Operating results for the three and six-month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At December 31, 2010, we had cash and cash equivalents of $1.2 million, an increase of $0.3 million from June 30, 2010, and we had a working capital deficiency of approximately $14.7 million. We have incurred annual operating losses and, at December 31, 2010, we had an accumulated deficit of approximately $134.3 million. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly, no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty. In addition, at  June 30, 2010, the Auditors Report included in the Form 10-K contained a going concern opinion. In September 2011 the holders of our Series J Convertible Preferred Stock have the right to redeem the Series J Preferred Stock for approximately $17.8 million. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash to meet our obligations or to modify our obligations on a timely basis and to attain profitable operations.

Note 2	STOCK-BASED COMPENSATION

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the six-month periods ended December 30, 2010 and 2009 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 13%, based on historical experience.

The Company granted 100,000 stock options during the six-month period ended December 30, 2010 with an exercise price equal to the market price at date of grant and a fair value of $1 thousand based on the Black Scholes option pricing model. The Company granted 2.2 million stock options during the six- month period ended December 31, 2009 with an exercise price equal to the market price at the date of grant with an aggregate fair value of $72 thousand based on the Black Scholes option pricing model.

The weighted average assumptions used in the Company’s Black Scholes option pricing model were: expected option lives of 10 years, volatility of .98%, risk free interest rate of 2.2%, dividend yield of 0.0% and forfeiture rate 13.0%. The pre-vesting forfeiture rate and the years of expected lives are based on the company’s historical option pre-vesting cancellation and employee exercise information.

The Company has not paid, nor does it contemplate paying a dividend on its common stock in the near future. As such a 0% dividend rate was used.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 2	STOCK-BASED COMPENSATION (continued)

The Company recorded $54 thousand and $0.1 million in stock-based compensation expense for stock options and restricted stock awards during the six-month periods ended December 31, 2010 and 2009, respectively.  Stock-based compensation expense is recorded in general and administrative expenses.

The following is a summary of option activity for the six-month period ended December 31, 2010:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2010	5,995	$0.42
Granted	100	$0.01
Exercised	—	—
Forfeited or expired	(214)	$1.15
Outstanding at December 31, 2010	5,881	$0.38	6.5	$-
Exercisable at December 31, 2010	4,798	$0.43	6.1	$-

The following is a summary of restricted stock activity for the six-month period ended December 31, 2010:

Restricted Stock	Shares (000)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000’s)
Outstanding at July 1, 2010	130	$1.57
Granted	—	—
Exercised	—	—
Forfeited / expired or cancelled	—	—
Outstanding at December 31, 2010	130	$1.57	—	$—
Exercisable at December 31, 2010	130	$157	—	—

At December 31, 2010, there was $0.2 million of unrecognized compensation costs related to non -vested options and restricted stock awards. The costs are expected to be recognized over a weighted average period of 1.1 years.

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

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 5           LOSS PER COMMON SHARE

Diluted loss per common share for the three and six month periods ended December 31, 2010 and 2009 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (26,450,134 shares for the three and six month periods ended December 31, 2010 and 2009, respectively) as the effect of such inclusion would be anti-dilutive.

Note 6           SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended December 31,
	2010	2009
Supplemental disclosure of cash flow information:

Cash paid for interest	$12	$85

Supplemental schedule of non-cash financing activities:
Issuance of common stock for dividends on Series J preferred stock	$710	$710

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

Cumulative dividends of 8% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company.  Common stock dividends are valued at 90% of the average 20 day VWAPs (daily volume average price of the Company’s common stock) immediately prior to the dividend payment date.   For the six-month period ended December 31, 2010, the Company issued 45,001,102 shares of common stock with a fair value of $0.7 million in lieu of a cash dividend.  At December 31, 2010, the outstanding Series J preferred stock was convertible into 14,599,441 shares of common stock.

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

•
Property, equipment, patents, trademarks and other intangible assets owned by the Company are depreciated or amortized over their estimated useful lives.  Useful lives are based on management’s estimates over the period that such assets will generate revenue.  Intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

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

Results of Operations

Revenues

Net sales were $1.5 million for the three-month period ended December 31, 2010, compared to $2.0 million in the comparable period a year ago.  Revenues from new customers in the first quarter of fiscal year 2010 did not recur in the current quarter.

Other revenues were $0.4 million in the three- month period ended December 31, 2010 compared to $81 thousand in the comparable period a year ago. Certain license agreements were terminated in the current quarter resulting in the recognition of termination fees, net of $0.4 million.

Net sales were $3.0 million for the six months ended December 31, 2010, compared to $4.2 million in the comparable period a year ago. Sales of $0.6 million into a new market segment account in the previous year combined with lower sales of chromium picolinate for human consumption account for the lower revenues.

Other revenues for the six -month period ended December 31, 2010, were $0.5 million compared to $0.2 million in the comparable period a year ago.  A one-time termination fee for certain technology agreements was the primary reason for the increase.

Cost of revenues

Cost of revenues were $0.4 million for the three- month periods ended December 31, 2010 and 2009. . Cost of revenues for the six month periods ended December 31, 2010 and 2009 were $0.9 million and $1.0 million, respectively. Changes in product mix and lower product sales are primary reasons for the differences.

Advertising and Promotion Expenses (“Advertising”)

Advertising in the three and six-month periods ended December 31, 2010 were $0.1 million and $ 0.4 million, respectively. Advertising in the three and six month periods ended December 31, 2009 were $0.2 million and $ 0.4 million, respectively.

General and Administrative Expenses (“G&A”)

G&A were $0.8 million for the three- month period ended December 31, 2010 compared to $0.9 million for the comparable period a year ago. G&A for the six-month period ended December 31, 2010 was $1.4 million compared to $1.9 million in the comparable period a year ago. Reductions in legal services ($0.2 million), investor relations fees ($0.1 million) and consulting services ($0.2 million) account primarily for the reduction.

               Interest expense, net

Interest expense, net was $1.0 million and $0.9 million for the three-month periods ended December 31, 2010 and 2009, respectively. For the six-month periods ended December 31, 2010 and 2009, respectively, interest expense, net was $1.9 million.

Loss from Discontinued Operations

Loss from discontinued operations for the three- month period ended December 31, 2010 was $91 thousand compared to a loss from discontinued operations of $1.6 million for the comparable period a year ago. For the six-month period ended December 31, 2010, loss from discontinued operations was $71 thousand compared to a loss of $1.7 million for the comparable period a year ago.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Net Loss

Net loss for the three month period ended December 31, 2010 was $0.6 million compared to a net loss of $2.2 million in the comparable period a year ago. Loss from continuing operations for the three month periods ended December 31, 2010 and 2009 was $0.5 million, while the loss from discontinued operations for the three- month period ended December 31, 2010 was $ 91 thousand compared to $1.6 million of income from discontinued operations for the comparable period a year ago. For the six-month period ended December 31, 2010 loss from continuing operations was $1.4 million compared to $1.1 million in the comparable period a year ago. Loss from discontinued operations for the six- month period ended December 31, 2010 was $71 thousand compared to $1.75 million in the comparable period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2010 were $1.2 million compared to $0.9 million at June 30, 2010.

During the six-month period ended December 31, 2010, net cash of $0.4 million was provided by operating activities, compared to net cash provided by operating activities of $3.4 million in the comparable period a year ago.

During the six-month period ended December 31, 2010, net cash used in investing activities was $36 thousand compared to net cash used in investing activities of $112 thousand in the comparable period a year ago.

During the six-month period ended December 31, 2010, there was no cash used in financing activities compared to $4.5 million in the comparable period a year ago. There was a repayment of the Company’s short-term borrowings and notes payable in the prior fiscal period which did not recur in the current period.

For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At December 31, 2010, we had cash and cash equivalents of $1.2 million, an increase of $0.3 million from June 30, 2010, and we had a working capital deficiency of approximately $14.7 million. We have incurred annual operating losses and, at December 31, 2010, we had an accumulated deficit of approximately $134.3 million. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly, no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty. In addition, at June 30, 2010, the Auditors Report included in the Form 10-K contained a going concern opinion.

The current economic conditions are expected to continue to negatively impact our ability to generate net income. In addition, in September 2011 the holders of our Series J Convertible Preferred Stock have the right to redeem the Series J Preferred Stock for approximately $17.8 million. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash to meet our obligations or to modify our obligations on a timely basis and to attain profitable operations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4 – Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the period ended December 31, 2010 which have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1A, 2, 3, 4 and 5 and are not applicable and have been omitted.

Item 1 - Legal Proceedings

There were no material changes from the legal proceedings disclosed in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended June 30, 2010.

Item 6 - Exhibits

(a)	Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification s of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NUTRITION 21, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTRITION 21, INC.
Registrant

Date: February 14, 2011

	By:	/s/ Michael A. Zeher
Michael A. Zeher
President and
Chief Executive Officer
(Principal Executive Officer)