Form 10-Q
period 2011-03-31
NUTRITION 21 INC
filed 2011-05-13
CIK 744962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No    ☒

Indicate the number of shares outstanding of Registrant's Common Stock as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock, $0.005 par value per share	192,936,779 shares

NUTRITION 21, INC.

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	(a) Condensed Consolidated Balance Sheets at March 31, 2011
	(unaudited) and June 30, 2010	3

	(b) Condensed Consolidated Statements of Operations for the three and nine-
	month periods ended March 31, 2011 and 2010
	(unaudited)	5

	(c) Condensed Consolidated Statement of Stockholders’ Deficit for
	the nine-month period ended March 31, 2011 (unaudited)	6

	(d) Condensed Consolidated Statements of Cash Flows for the nine-
	month periods ended March 31, 2011 and 2010 (unaudited)	7

	(e) Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4	Controls and Procedures	13

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	14

ITEM 6	Exhibits	14

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2011	June 30, 2010
	(unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$1,194	$835
Restricted cash	100	100
Accounts receivable (less allowances for doubtful accounts and returns of $1,121 and $1,231 at March 31, 2011 and June 30, 2010, respectively)	1,378	1,495
Other receivables	35	224
Inventories	195	173
Prepaid expenses and other current assets	113	104

Total current assets	3,015	2,931

Property and equipment, net	54	57

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $27,122 and $27,011 at March 31, 2011 and June 30, 2010, respectively)	578	588

Other assets	154	386

TOTAL ASSETS	$3,801	$3,962

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2011	June 30, 2010
	(unaudited)	(Note 1)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:

Current liabilities:
Accounts payable	$496	$719
Accrued expenses	1,028	1,321
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at March 31, 2011)	16,624	—
Total current liabilities	18,148	2,040
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at June 30, 2010)	—	15,068

Total liabilities	18,148	17,108
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding; 17,750 shares designated as Series J convertible preferred stock issued and outstanding at March 31, 2011 and June 30, 2010 (see liabilities above)	—	—

Common stock, $0.005 par value, authorized 500,000,000 shares; 161,878,162 and 96,225,520 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	807	479

Additional paid-in capital	120,028	119,215
Accumulated deficit	(135,182)	(132,840)
Total stockholders’ deficit	(14,347)	(13,146)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,801	$3,962

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Nine months Ended March 31,
	2011	2010	2011	2010

Net sales	$1,310	$1,602	$4,348	$5,796
Other revenues	16	77	466	252

TOTAL REVENUES	1,326	1,679	4,814	6,048

COSTS AND EXPENSES
Cost of revenues	270	418	1,202	1,372
General and administrative expenses	595	709	2,026	2,571
Advertising and promotion expenses	210	162	573	512
Research and development expenses	101	124	282	306
Depreciation and amortization	7	63	133	227

TOTAL COSTS AND EXPENSES	1,183	1,476	4,216	4,988

OPERATING INCOME	143	203	598	1,060

Interest income	1	—	2	2
Interest expense	(974)	(915)	(2,871)	(2,855)

LOSS FROM CONTINUING OPERATIONS	(830)	(712)	(2,271)	(1,793)
Income taxes	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(830)	(712)	(2,271)	(1,793)

DISCONTINUED OPERATIONS:

LOSS ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(2,140)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(124)	(71)	275

LOSS FROM DISCONTINUED OPERATIONS	—	(124)	(71)	(1,865)

NET LOSS	$(830)	$(836)	$(2,342)	$(3,658)

Loss per common share basic and diluted: continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Loss per common share basic and diluted: discontinued operations	$—	$(0.00)	$—	$(0.02)

Net loss per common share basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average number of common shares – basic and diluted	161,059,988	80,450,283	146,729,530	77,740,145

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$	$	$	$

Balance at June 30, 2010	96,225,520	479	119,215	(132,840)	(13,146)

Issuance of common stock for dividends on Series J preferred stock	65,652,642	328	737	—	1,065

Stock-based compensation expense	—	—	76	—	76

Net loss for the period	—	—	—	(2,342)	(2,342)

Balance at March 31, 2011	161,878,162	$807	$120,028	$(135,182)	$(14,347)

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,342)	$(3,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	22	10
Amortization of intangibles	111	217
Accretion of preferred stock and amortization of deferred financing costs	1,788	1,792
Loss on sale of discontinued operations	—	2,140
Convertible preferred stock dividends paid in common stock charged as interest expense	1,065	1,066
Stock-based compensation expense	76	84
Gain on disposal of assets	—	(6)

Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	117	1,257
Other receivables	189	312
Inventories	(22)	2,335
Prepaid expenses and other current assets	(9)	233
Accounts payable	(223)	(1,074)
Accrued expenses	(293)	(862)
Deferred income	—	(361)
Net cash provided by operating activities	479	3,485

Cash flows from investing activities:
Contingent payments for acquisitions, allocated to goodwill, patents and trademarks	—	(69)
Purchases of property and equipment, patents and trademarks	(120)	(77)
Net cash used in investing activities	(120)	(146)

Cash flows from financing activities:
Repayments of short-term borrowings and long-term debt	—	(4,457)
Net cash used in financing activities	—	(4,457)

Net increase (decrease) in cash and cash equivalents	359	(1,118)
Cash and cash equivalents at beginning of period	835	1,373
Cash and cash equivalents at end of period	$1,194	$255

See accompanying notes to condensed consolidated financial statements.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed on September 22, 2010 (the “Form 10-K”).  The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the management, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The June 30, 2010 balance sheet has been derived from the audited consolidated financial statements included in the Form 10-K. Operating results for the three and nine-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At March 31, 2011, we had cash and cash equivalents of $1.2 million, an increase of $0.4 million from June 30, 2010, and we had a working capital deficiency of approximately $15.1 million. We have incurred annual operating losses and, at March 31, 2011, we had an accumulated deficit of approximately $135.2 million. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly, no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty. In addition, at June 30, 2010, the Auditors Report included in the Form 10-K contained a going concern opinion. In September 2011 the holders of our Series J Convertible Preferred Stock have the right to redeem the Series J Convertible Preferred Stock for approximately $17.8 million. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash to meet our obligations or to modify our obligations on a timely basis and to attain profitable operations.

Note 2	STOCK-BASED COMPENSATION

Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.

Stock-based compensation expense recognized in the condensed consolidated statements of operations for the nine-month periods ended March 31, 2011 and 2010 are based on awards ultimately expected to vest, and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures are estimated to be approximately 13%, based on historical experience.

The Company granted 100,000 stock options during the nine-month period ended March 31, 2011 with an exercise price equal to the market price at date of grant and an aggregate fair value of $1 thousand based on the Black Scholes option pricing model. The Company granted 2.2 million stock options during the nine-month period ended March 31, 2010 with an exercise price equal to the market price at the date of grant with an aggregate fair value of $72 thousand based on the Black Scholes option pricing model.

The weighted average assumptions used in the Company’s Black Scholes option pricing model were: expected option lives of 10 years, volatility of 98%, risk free interest rate of 2.2%, dividend yield of 0.0% and forfeiture rate of 13.0%. The pre-vesting forfeiture rate and the years of expected lives are based on the company’s historical option pre-vesting cancellation and employee exercise information.

The Company has not paid, nor does it contemplate paying a dividend on its common stock in the near future. As such a 0% dividend rate was used.

NUTRITION 21, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Note 2	STOCK-BASED COMPENSATION (continued)

The Company recorded $0.1 million and $0.1 million in stock-based compensation expense for stock options and restricted stock awards during each of the nine-month periods ended  March 31, 2011 and 2010.  Stock-based compensation expense is recorded in general and administrative expenses.

The following is a summary of option activity for the nine-month period ended March 31, 2011:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2010	5,995	$0.42
Granted	100	$0.01
Exercised	—	—
Forfeited or expired	(489)	$0.90
Outstanding at March 31, 2011	5,606	$0.37	6.4	$-
Exercisable at March 31, 2011	4,523	$0.42	6.0	$-

The following is a summary of restricted stock activity for the nine-month period ended March 31, 2011:

Restricted Stock	Shares (000)	Weighted- Average Grant Price	Weighted Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000’s)
Outstanding at July 1, 2010	130	$1.57
Granted	—	—
Exercised	—	—
Forfeited / expired or cancelled	—	—
Outstanding at March 31, 2011	130	$1.57	—	$—
Exercisable at March 31, 2011	130	$1.57	—	—

At March 31, 2011, there was $0.1 million of unrecognized compensation costs related to non-vested options. The costs are expected to be recognized over a weighted average period of 0.9 years.

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

Diluted loss per common share for the three and nine month periods ended March 31, 2011 and 2010 does not reflect the total of any incremental shares related to the assumed conversion or exercise of preferred stock, stock options, and warrants (26,450,134 shares for each of the three and nine month periods ended March 31, 2011 and 2010) as the effect of such inclusion would be anti-dilutive.

Note 6	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid for interest	$18	$85

Supplemental schedule of non cash financing activities:
Issuance of common stock for dividends on Series J convertible preferred stock	$1,065	$710

Note 7	8% SERIES J CONVERTIBLE PREFERRED STOCK

As further explained in Note 10 in the 2010 Annual Report on Form 10-K, the Company must redeem its 8% Series J convertible preferred stock at the original issue price plus accrued dividends on September 11, 2011 and, accordingly, the carrying value of the preferred stock is included in current liabilities in the condensed consolidated balance sheets. The terms of the preferred stock also provide for early redemption on the occurrence of certain default events.

Cumulative dividends of 8% of the stated value per share per annum may be paid in cash or common stock at the sole election of the Company.  Common stock dividends are valued at 90% of the average 20 day VWAPs (daily volume average price of the Company’s common stock) immediately prior to the dividend payment date.   For the nine-month period ended March 31, 2011, the Company issued 65,652,642 shares of common stock with a fair value of $1.1 million in lieu of a cash dividend.  At March 31, 2011, the outstanding Series J preferred stock was convertible into 14,599,441 shares of common stock.

Note 8	SEGMENT REPORTING

The Company operates in one segment, ingredients.

Substantially all of the Company’s revenues are generated in the United States.

Note 9	COMMITMENTS AND CONTINGENCIES

A suit was filed by San Francisco Technology Inc. (“Plaintiff) in the United States District Court for the Northern District of California (the “California Court”) against Nutrition 21, Inc. (“Nutrition 21”) and twenty-four other companies for unspecified total damages.  The Complaint against Nutrition 21, Inc. alleges, among other things, that Nutrition 21 falsely marked Iceland Health Advanced Memory Formula with an expired patent number to deceive the public.  The California Court dismissed the Complaint against Nutrition 21 and transferred the suit to the Southern District of New York.  Plaintiff has filed the Complaint in New York.  Nutrition 21 believes the suit is without merit and can not estimate any damages.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and related notes thereto included elsewhere herein.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses.  On an on-going basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, inventories, intangibles and other long-lived assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its unaudited condensed consolidated financial statements:

•
The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	The Company carries inventories at the lower of cost or estimated net realizable value. If actual market conditions are less favorable than those projected by management, write-downs may be required.

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

•
The Company accounts for its stock-based compensation arrangements in accordance with the provisions of ASC 718 - Compensation-Stock Compensation. Stock-based employee compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions. The valuation provisions apply to new awards and to awards that were outstanding on the effective date and subsequently modified or cancelled.

General

On December 29, 2009, the Company sold the assets of its Branded Products Group, and the Company classified the Branded Products Group as discontinued operations. Accordingly, beginning with the quarter ended March 31, 2010, the Company has had a single reportable business segment, Ingredients.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the second quarter of fiscal year 2011, certain licensing agreements were terminated. The Company has no plans to license the technology in the near-term. As a result, other revenues may be negatively impacted going forward.

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

Results of Operations

Revenues

Net sales were $1.3 million for the three-month period ended March 31, 2011, compared to $1.6 million in the comparable period a year ago.  Lower sales of chromium picolinate for animal use account for the majority of the decrease.

Other revenues were $16 thousand for the three- month period ended March 31, 2011 compared to $77 thousand in the comparable period a year ago.  The termination of certain licensing agreements in the second quarter of the current fiscal year resulted in no license fee income in the current quarter.

Net sales were $4.3 million for the nine months ended March 31, 2011, compared to $5.8 million in the comparable period a year ago. Sales of $0.6 million into a new market segment account in the previous year did not recur in the current quarter. In addition there were lower sales of chromium picolinate for human consumption. These factors account primarily for the lower revenues.

Other revenues for the nine-month period ended March 31, 2011, were $0.5 million compared to $0.3 million in the comparable period a year ago.  A one-time termination fee for certain technology agreements was the primary reason for the increase.

Cost of revenues

Cost of  revenues were $0.3 million for the three-month period ended March 31, 2011 compared to $0.4 million for the three-month period ended March 31, 2010. Lower product sales account for the decrease. Cost of revenues for the nine-month periods ended March 31, 2011 and 2010 were $1.2 million and $1.4 million, respectively. Changes in product mix and lower product sales are primary reasons for the decline.

Advertising and Promotion Expenses (“Advertising”)

Advertising in the three-month periods ended March 31, 2011 and 2010 were $0.2 million, respectively. Advertising in the nine-month periods ended March 31, 2011 and 2010 were $0.6 million and $ 0.5 million, respectively.

General and Administrative Expenses (“G&A”)

G&A were $0.6 million for the three-month period ended March 31, 2011 compared to $0.7 million for the comparable period a year ago. G&A for the nine-month period ended March 31, 2011 was $2.0 million compared to $2.6 million in the comparable period a year ago. Reductions in legal services ($0.3 million), investor relations fees ($0.1 million), rent and certain overhead costs ($0.2 million) account primarily for the reduction.

Interest expense, net

Interest expense, net was $1.0 million and $0.9 million for the three-month periods ended March 31, 2011 and 2010, respectively. For the nine-month periods ended March 31, 2011 and 2010, respectively, interest expense, net was $2.9 million.

Loss from Discontinued Operations

There was no loss from discontinued operations for the three-month period ended March 31, 2011, compared to a loss from discontinued operations of $0.1 million for the comparable period a year ago. For the nine-month period ended March 31, 2011, loss from discontinued operations was $71 thousand compared to a loss of $1.9 million for the comparable period a year ago.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)

Net Loss

Net loss for the three month periods ended March 31, 2011 and 2010 was $0.8 million, respectively. Loss from continuing operations for the three month period ended March 31, 2011 was $0.8 million, compared to $0.7 million in the comparable period a year ago. For the nine-month period ended March 31, 2011, net loss was $2.3 million compared to $3.7 million in the comparable period a year ago. Loss from continuing operations for the nine-month period ended March 31, 2011 was $2.3 million compared to $1.8 million in the comparable period a year ago. Loss from discontinued operations for the nine-month period ended March 31, 2011 was $71 thousand compared to $1.9 million in the comparable period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2011 were $1.2 million compared to $0.8 million at June 30, 2010.

During the nine-month period ended March 31, 2011, net cash of $0.5 million was provided by operating activities, compared to net cash provided by operating activities of $3.5 million in the comparable period a year ago.  The sale of the assets of the Branded Products Group a year ago was the primary reason for the change.

During the nine-month period ended March 31, 2011, net cash used in investing activities was $120 thousand compared to net cash used in investing activities of $146 thousand in the comparable period a year ago.

During the nine-month period ended March 31, 2011, there was no cash used in financing activities compared to $4.5 million in the comparable period a year ago. There was a repayment of the Company’s short-term borrowings and notes payable in the prior fiscal period which did not recur in the current period.

For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At March 31, 2011, we had cash and cash equivalents of $1.2 million, an increase of $0.4 million from June 30, 2010, and we had a working capital deficiency of approximately $15.1 million. We have incurred annual operating losses and, at March 31, 2011, we had an accumulated deficit of approximately $135.2 million. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and accordingly, no adjustments have been made to recorded amounts to reflect the outcome of this uncertainty. In addition, at June 30, 2010, the Auditors Report included in the Form 10-K contained a going concern opinion.

The current economic conditions are expected to continue to negatively impact our ability to generate net income. In addition, in September 2011 the holders of our Series J Convertible Preferred Stock have the right to redeem the Series J Convertible Preferred Stock for approximately $17.8 million. Our continuation as a going concern is subject to our ability to generate or obtain sufficient cash to meet our obligations or to modify our obligations on a timely basis and to attain profitable operations. In addition, the Company has retained BDO Capital Advisors, LLC as its investment banker to consider approaches to meet this requirement. Possible alternatives include, among other things, negotiation of an extension with the holders of the Series J Convertible Preferred Stock, a going private sale or other transaction, and a refinancing of the business.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4 – Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting that were identified in connection with the foregoing evaluation during the quarterly period ended March 31, 2011 which have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Items 1A (Risk Factors), 2 (Unregistered Sales of Equity Securities and Use of Proceeds), 3 (Defaults Upon Senior Securities), and 5 (Other Information) are not applicable and have been omitted.

Item 1 - Legal Proceedings

There were no material changes from the legal proceedings disclosed in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended June 30, 2010 except for the following.

A suit was filed by San Francisco Technology Inc. (“Plaintiff) in the United States District Court for the Northern District of California (the “California Court”) against Nutrition 21, Inc. (“Nutrition 21”) and twenty-four other companies for unspecified total damages.  The Complaint against Nutrition 21, Inc. alleges, among other things, that Nutrition 21 falsely marked Iceland Health Advanced Memory Formula with an expired patent number to deceive the public.  The California Court dismissed the Complaint against Nutrition 21 and transferred the suit to the Southern District of New York.  Plaintiff has filed the Complaint in New York.  Nutrition 21 believes the suit is without merit and can not estimate any damages.

Item 6 - Exhibits

(a)	Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NUTRITION 21, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTRITION 21, INC.
Registrant

Date:  May 13, 2011
By:	/s/ Michael A. Zeher
Michael A. Zeher
President and
Chief Executive Officer
(Principal Executive Officer)