Form 10-K
period 2011-06-30
NUTRITION 21 INC
filed 2011-10-13
CIK 744962

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year ended June 30, 2011

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
Yes ☐      No ☒

As of December 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,213,479 based on the closing sale price as reported on the OTC Pink Markets.

As of October 10, 2011, there were 254,568,723 shares of common stock outstanding.

FORM 10-K REPORT INDEX

Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning the Company's operations, economic performance and financial condition.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," “intend,” “will,” could,” “would,” “should,” “may,” “might,” “possible,” “propose,” “seek,”  and other similar expressions generally identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  These forward-looking statements are based largely on the Company's current expectations and assumptions and are subject to a number of risks and uncertainties, including without limitation, the Company’s ability to make distributions on account of its Series J 8% Convertible Preferred Stock that was scheduled to mature on September 11, 2011 or its common stock; the outcome of the Chapter 11 filing referenced in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011, including the Company’s ability to sell its assets under Section 363 of the U.S. Bankruptcy Code, and whether any such sale would yield proceeds sufficient for distribution to holders of the Company’s preferred stock or common stock; the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Case; the ability of the Company and its subsidiaries to develop and consummate a plan of reorganization with respect to the Chapter 11 Case as contemplated by the Plan Support Agreement referenced in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011; the effects of the Company’s Chapter 11 filing on the Company and the interests of various creditors, equity holders and other constituents; Bankruptcy Court rulings in the Chapter 11 Case; the length of time the Company will operate under Chapter 11 Case; risks associated with third party motions in the Chapter 11 Case; the potential effects of the Chapter 11 proceedings on the Company’s liquidity or results of operations; increased legal costs related to the Chapter 11 filing; the effects of the expiration of patents; regulatory issues; uncertainty in the outcomes of clinical trials; changes in external market factors; changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally; the emergence of new or growing competitors; various other competitive factors; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.  Actual results could differ materially from the results referred to in the forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur.  The Company makes no commitment to revise or update any forward-looking statements in order to reflect any facts, events or circumstances after the date any such statement is made that may bear upon any forward-looking statements.

PART I

Item 1.	BUSINESS

We are a nutritional bioscience company that primarily develops and markets raw materials, formulations, compounds, blends and bulk and other materials to third-party non-end users to be further fabricated, blended or packaged for ultimate sales to end-users as nutritional supplements or otherwise.  We hold more than 30 patents for nutrition products and their uses.

We conduct our business through one operating segment called the “Ingredients Segment”.  During 2006 through 2009, we also had another operating segment called the “Branded Products Group”.

On August 26, 2011, the Board of Directors concluded that a federal court-supervised bankruptcy process for the sale of all or substantially all of the Company’s assets was the appropriate action. The Company does not have sufficient cash to meet a required redemption of its Series J 8% Convertible Preferred Stock on September 11, 2011 for $17.750 million.

On August 26, 2011, Nutrition 21, Inc. (the “Company”), on its behalf and on behalf of its wholly-owned subsidiaries (together with the Company, the “Debtors”), filed a voluntary petition for relief (the “Chapter 11 Petition”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 11-23712) (the “Bankruptcy Case”).

The Chapter 11 Petition was filed, among other purposes, to enable the Company to pursue a sale of all or substantially all of the Debtors’ assets under Section 363 of the Bankruptcy Code.  The Company remains in possession of its assets and continues to operate its business as a debtor-in-possession.  There can be no assurance that an asset sale referred to above will be consummated, or that any proceeds of such a sale would result in the Company being able to make distributions to holders of the Company’s Series J 8% Convertible Preferred Stock (the “Series J Preferred Stock”) or to holders of the Company’s common stock.

The Company entered into a Plan Support Agreement, dated as of August 26, 2011 (the “Plan Support Agreement”), with holders of approximately 90% of the Company’s outstanding Series J Preferred Stock.  The holders of Series J Preferred Stock that are parties to the Plan Support Agreement have agreed, subject to certain conditions, to vote in favor of a plan of reorganization to be proposed by the Company in respect of the Bankruptcy Case, so long as that plan is consistent with the term sheet attached as Exhibit A to the Plan Support Agreement setting forth material terms of a potential plan of reorganization (the “Plan Term Sheet”).  The Plan Term Sheet generally contemplates that the Debtors’ assets will be sold or liquidated and distributed to holders of claims and equity interests in accordance with the statutory distribution and priority scheme established by the Bankruptcy Code.  The Plan Term Sheet further contemplates that holders of the Company’s common stock will receive interests in a liquidating trust entitling such holders to distributions only after holders of the Series J Preferred Stock have been paid in full.  The Company believes that cash distributions on account of the Company’s common stock are unlikely.

Sale Motion and Bidding Procedures Order

On August 31, 2011, the Debtors filed with the Bankruptcy Court a motion seeking to establish bidding procedures for an auction to sell all or substantially all of the Debtors’ assets (the “Auction”), and to schedule a hearing for the Bankruptcy Court to consider approval of the Debtors’ sale of such assets to a successful bidder at the Auction.  On September 22, 2011, the Bankruptcy Court issued an order (the “Bidding Procedures Order”) approving the above bidding procedures.  The Bidding Procedures Order requires interested parties to submit qualified bids for the Debtors’ assets by October 28, 2011 and contemplates that the Auction will be held on November 1, 2011.  Assuming the Auction results in a sale of the Debtors’ assets, the Debtors expect to seek Bankruptcy Court approval of the sale (a “Sale Order”) on November 3, 2011.

Asset Purchase and Sale Agreement dated as of October 7, 2011

On October 7, 2011, the Company, Nutrition 21, LLC and N21 Acquisition Holding, LLC (the “Purchaser”) entered into an Asset Purchase and Sale Agreement, dated as of such date (the “Asset Sale Agreement”).

Pursuant to the terms of the Asset Sale Agreement and subject to the results of the Auction as more fully set forth below, upon the closing of the transactions contemplated thereby, the Purchaser will purchase substantially all of the assets of the Debtors and will assume certain of the Debtors’ obligations associated with the purchased assets through a supervised sale under Section 363 of the Bankruptcy Code.  The purchase price for such assets under the Asset Sale Agreement is $5,000,000 (the “Purchase Price”), subject to certain adjustments as set forth in the Asset Sale Agreement.  In connection with the execution of the Asset Sale Agreement, the Purchaser is required to deposit $500,000 into an escrow account which will be either applied to the Purchase Price or released in whole or in part to one of the parties in accordance with the Asset Sale Agreement.

The Purchaser entered into the Asset Sale Agreement as a “stalking horse” bidder and, accordingly, the consummation of the transactions contemplated by the Asset Sale Agreement is subject to the Company’s solicitation and potential receipt of higher or otherwise better competing bids from third parties pursuant to the terms of the Bidding Procedures Order and the Auction process.

The Asset Sale Agreement contains customary representations, warranties and covenants for a transaction of the type contemplated by the Asset Sale Agreement, including but not limited to a covenant by the Company to operate the Debtors’ business in the ordinary course pending closing.  As more particularly set forth in the Asset Sale Agreement, the closing of the transactions contemplated thereby is subject to certain customary conditions, including without limitation the Bankruptcy Court’s entry of a Sale Order approving the sale of assets to the Purchaser as contemplated by the Asset Sale Agreement.

The Asset Sale Agreement contains certain customary termination rights for the Company and the Purchaser, including termination rights for the Purchaser if (i) a Sale Order approving and authorizing the Company to consummate the transactions contemplated by the Asset Sale Agreement is not entered by the Bankruptcy Court on or prior to November 15, 2011, (ii) the transactions contemplated by the Asset Sale Agreement are not consummated by December 15, 2011 or (iii) the Company consummates an alternative transaction with another bidder.

The Asset Sale Agreement provides that the Company will reimburse the Purchaser for specified expenses up to $100,000 in certain circumstances, including the Company’s consummation of a competing transaction with another bidder.  The Asset Sale Agreement also provides that the Company will pay the Purchaser a break-up fee of $150,000 in certain circumstances if the Company consummates a competing transaction with another bidder.

Auction of Debtors’ Assets

Although the Bankruptcy Court has issued the Bidding Procedures Order and established a date on which the Company may conduct the proposed Auction of the Debtors’ assets, there is no assurance that any party other than the Purchaser in fact will bid for the assets, that the assets will be sold to any bidder (including the Purchaser) or that the Bankruptcy Court will approve any sale of assets pursuant to the Auction.  Accordingly, there is no assurance that there will be any sale proceeds or other amounts to distribute to holders of allowed claims against or interests in the Debtors, including holders of the Series J Preferred Stock.  Moreover, even if the Auction results in a Bankruptcy Court-approved sale of the Debtors’ assets, the Company does not expect at any point, as a result of the Auction or otherwise, to have cash available for distributions to holders of the Company’s common stock.

Payment of Certain Pre- and Post-Petition Obligations and Claims

Subsequent to the date of the Chapter 11 Petition, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, including certain employee wage and benefit obligations, cash management and payment of pre-petition claims of certain vendors deemed critical to the Company’s ongoing business.  The Company is and intends to continue paying claims arising after the petition date in the ordinary course of the Company’s business.  With the approval of the Bankruptcy Court, the Company has retained legal and financial professionals to advise the Company on the Bankruptcy Case, as well as certain other professionals to provide services and advice to the Company in the ordinary course of the Company’s business.  From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

The Company has incurred and expects to continue to incur costs and expenses associated with the Bankruptcy Case.  The amount of these costs and expenses is expected to affect the Company’s financial position and results of operations.

Liquidating Plan of Reorganization

The Company intends to conclude the Bankruptcy Case by filing with the Bankruptcy Court a proposed plan of reorganization.  A plan of reorganization determines the rights and satisfaction of claims of a debtor’s various creditors and security holders, and is subject to the ultimate outcome of negotiations and bankruptcy court decisions ongoing through the date on which the plan of reorganization is confirmed by the court.

The Company intends that its proposed plan will be a liquidating plan of reorganization.  The Company intends that its proposed plan will reflect the terms of the Plan Support Agreement and the Plan Term Sheet by providing for a liquidating sale of the Debtors’ assets.  The Company anticipates filing its proposed plan with the Bankruptcy Court promptly following the Auction.  In order for the proposed plan of reorganization to become effective, it must be confirmed by the Bankruptcy Court.  The Company intends to take all actions necessary to obtain such confirmation.

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

History of the Company

The Company is a New York corporation that was incorporated on June 29, 1983 as Applied Microbiology, Inc.  Prior to 1995 the Company focused on the development and commercialization of antibacterial technologies for new drugs. The Company subsequently licensed these technologies to third parties. Beginning in 1995, the Company shifted its focus to developing and marketing nutrition products and ingredients.  In 1997, the Company acquired a comprehensive chromium-based patent portfolio based on a picolinate form of chromium that was invented and researched by the United States Department of Agriculture.  In August 2006, the Company acquired Iceland Health, Inc, and its exclusive rights, until 2015, to market and sell certain omega-3 fatty acids in the US. In the same year, we embarked on a program of retail and direct response sales of branded products through our Branded Products Group. Based on our decision to move our primary focus back to the Ingredients segment, the Company sold its direct response and retail businesses on December 29, 2009, and discontinued the Branded Products Group. Subsequently, as noted above, we have conducted our business through a single operating segment.

Chapter 11 Petition

On August 26, 2011, the Company, on its behalf and on behalf of its wholly-owned subsidiaries (to which we refer, together with the Company, as the Debtors), filed a voluntary petition for relief, or the Chapter 11 Petition, under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York (Case No. 11-23712).  We refer to this case as the Chapter 11 Case.  The Chapter 11 Petition was filed, among other purposes, to enable us to pursue a sale of all or substantially all of the Debtors’ assets under Section 363 of the Bankruptcy Code.  We remain in possession of our assets and will continue to operate our business as a debtor-in-possession.

Plan Support Agreement

In connection with the filing of the Chapter 11 Petition, we entered into a Plan Support Agreement, dated as of August 26, 2011, with holders of approximately 90% of the Company’s outstanding Series J 8% Convertible Preferred Stock, or the Series J Preferred Stock.  The Series J Preferred Stock was scheduled by its terms to be redeemed on September 11, 2011 for a cash payment by the Company of $17,750,000.  We did not and do not currently have sufficient cash to meet this redemption payment.

The holders of Series J Preferred Stock that are parties to the Plan Support Agreement have agreed, subject to certain conditions, to vote in favor of a plan of reorganization proposed by us under Chapter 11 of the Bankruptcy Code, so long as that plan is consistent with the term sheet, which we refer to as the Plan Term Sheet, attached to the Plan Support Agreement.  The Plan Term Sheet sets forth the material terms of a potential plan of reorganization of the Company.  The Plan Support Agreement, including the Plan Term Sheet, was attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 31, 2011 and all descriptions herein of those documents are qualified in their entirety by reference to that filing.

The Plan Term Sheet generally proposes that the Debtors’ assets will be sold and/or liquidated and distributed to holders of claims and equity interests in accordance with the statutory distribution and priority scheme established in the Bankruptcy Code.  The Plan Term Sheet further contemplates that holders of our common stock will receive interests in a liquidating trust that will entitle them to distributions from assets only after the Series J Preferred Stock holders are paid in full.  We believe that cash distributions on account of our common stock are unlikely.

Operation of the Chapter 11 Case

General

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the petition date or to exercise control over property of the debtor.  Accordingly, although commencement of the Chapter 11 Case may have triggered defaults under certain of our material contracts or agreements, such as the terms of the Series J Preferred Stock, parties are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.  Thus, as a result of the Chapter 11 Case, the realization of assets and the satisfaction of liabilities of the Debtors are subject to uncertainty.  As debtors-in-possession under the Bankruptcy Code, the Debtors may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.  Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in our historical consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Case.  For further information, see Note 2 to our consolidated financial statements.

Auction of Debtors’ Assets

On August 31, 2011, the Debtors filed with the Bankruptcy Court a motion seeking to establish bidding procedures for an auction to sell all or substantially all of the Debtors’ assets, and to schedule a hearing for the Bankruptcy Court to consider approval of the Debtors’ sale of such assets to a successful bidder at the auction.

The Bankruptcy Court approved the above bidding procedures on September 22, 2011.  The procedures require interested parties to submit qualified bids for the Debtors’ assets by October 28, 2011 and contemplate that the auction will be held on November 1, 2011.  Assuming the auction results in a sale of the Debtors’ assets, the Debtors expect to seek Bankruptcy Court approval of the sale on November 3, 2011.

Although the Bankruptcy Court has approved the Debtors’ proposed bidding procedures and established a date on which we may conduct the proposed auction of the Debtors’ assets, there is no assurance that any party in fact will bid for the assets, that the assets will be sold to any bidder, or that the Bankruptcy Court will approve any sale of assets pursuant to the auction.  Accordingly, there is no assurance that there will be any sale proceeds or other amounts to distribute to holders of allowed claims against or interests in the Debtors, including holders of the Series J Preferred Stock.  Moreover, even if the auction results in a Bankruptcy Court-approved sale of the Debtors’ assets, we do not expect at any point, as a result of the auction or otherwise, to have cash available for distributions to the Company’s common stockholders.

Payment of Certain Pre- and Post-Petition Obligations and Claims

Subsequent to the date of the Chapter 11 Petition, or the petition date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, including certain employee wage and benefit obligations, cash management and payment of pre-petition claims of certain vendors deemed critical to the Company’s ongoing business.  We are and intend to continue paying claims arising after the petition date in the ordinary course of our business.  With the approval of the Bankruptcy Court, we have retained legal and financial professionals to advise the Company on the Chapter 11 Case, as well as certain other professionals to provide services and advice to the Company in the ordinary course of our business.  From time to time, we may seek Bankruptcy Court approval to retain additional professionals.

We have incurred and expect to continue to incur costs and expenses associated with the Chapter 11 Case.  The amount of these costs and expenses is expected to affect our financial position and results of operations, but at this time we cannot accurately predict the effect the Chapter 11 Case will have on our business.

Liquidating Plan of Reorganization

The Debtors intend to conclude the Chapter 11 Case by filing with the Bankruptcy Court a proposed plan of reorganization.  A plan of reorganization determines the rights and satisfaction of claims of a debtor’s various creditors and security holders, and is subject to the ultimate outcome of negotiations and bankruptcy court decisions ongoing through the date on which the plan of reorganization is confirmed by the court.

We intend that our proposed plan will be a liquidating plan of reorganization.  We intend that our proposed plan will reflect the terms of the Plan Support Agreement and the Plan Term Sheet by providing for a liquidating sale of the Debtors’ assets.  We anticipate filing our proposed plan with the Bankruptcy Court promptly following the auction described above.  In order for our proposed plan of reorganization to become effective, it must be confirmed by the Bankruptcy Court.  We intend to take all actions necessary to obtain such confirmation.

On August 26, 2011, we filed statements and schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the petition date.  The resolution of claims contained in the schedules or otherwise filed against the Debtors could result in a material adjustment to our consolidated financial statements.  Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Bankruptcy Reporting Requirements

Additional information on the Chapter 11 Case, including access to documents filed with the Bankruptcy Court, is available at https://ecf.nysb.uscourts.gov.  We will submit monthly operating reports to the Bankruptcy Court during the pendency of the Chapter 11 Case.  These monthly reports will be prepared according to the requirements of the Bankruptcy Code and any applicable Operating Guidelines of the U.S. Trustee.  While we believe that these reports will provide the then-current information required under the Bankruptcy Code, they nonetheless will be unconsolidated, unaudited, and prepared in a format different from that used in our consolidated financial statements filed under the securities laws, and will generally be prepared only for the combined Debtor entities.  Accordingly, we believe that the substance and format of the monthly operating reports will not allow meaningful comparison with our regular publicly disclosed consolidated financial statements.  Moreover, the materials that we will file with the Bankruptcy Court will not have not been prepared for the purpose of providing a basis for investment decisions regarding our securities.

The Company’s Products

Chromium Picolinate and Related Products

Chromax® chromium picolinate is the Company’s primary Ingredients product, which in various combinations is covered by both domestic and international composition of matter and use patents.

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

During the fiscal years ended June 30, 2011, 2010 and 2009 ingredient sales of Chromax chromium picolinate accounted for approximately 79%, 71%, and 74%, respectively, of the Company's total revenues.

In fiscal year 2011, three customers accounted for approximately 28% of the Company’s total revenues, while in fiscal year 2010, three customers accounted for 39% of the Company’s total revenues. In fiscal year 2009, one customer accounted for 24% of the Company’s total revenues.

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

Nutrition 21’s core research and development program has followed the ODS research guidelines with the goal of further commercializing its chromium patent estate by expanding chromium use for therapeutic applications in diabetes and other health conditions linked to insulin resistance. On August 25, 2005, the U.S. Food and Drug Administration (FDA), through its Qualified Health Claim (QHC) process, acknowledged there is limited but credible evidence to suggest that chromium picolinate may reduce the risk of insulin resistance, and therefore may possibly reduce the risk of type 2 diabetes.  The FDA ruling is the first QHC related to diabetes, and it relates only to chromium picolinate and not other forms of chromium.  See “Governmental Regulation”.

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

In 2010, the European Food Safety Authority (EFSA) released its safety assessment supporting the safe use of chromium picolinate as a source of nutritional chromium in conventional foods in the European Union (EU).

In 2009, the Commission of European Communities amended their list of approved minerals and their forms that can be added to food supplements in the European Union to include chromium picolinate.

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

The United States Food and Drug Administration (FDA), the European Food Safety Authority (EFSA) and the United Kingdom’s Food Standards Agency (FSA) have announced that chromium picolinate is safe.

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

Research and Development

During the fiscal years ended June 30, 2011, 2010 and 2009, the Company spent approximately $0.4 million, $0.4 million and $0.4 million, respectively, on research and development. The Company’s research and development program is based on chromium and seeks to discover and substantiate the efficacy and safety of ingredients and products that have a significant nutritional therapeutic value to consumers.  The primary research focus over the past few years has been in the area of diabetes, mental health, and gastrointestinal health.

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

Publications and Presentations in 2011:

A paper entitled “Impact of chromium histidinate on high fat diet induced obesity in rats” was published in the journal of Nutrition & Metabolism by researchers at Firat University.  The study was conducted to evaluate the effects of chromium histidinate on glucose transporters and markers on oxidative stress in the liver of obese rats.  The results of this study showed that supplementation with chromium histidinate helped protect the liver against obesity-related damage.

A paper entitled “Submandibular gland and caries susceptibility in the obese Zucker rat” was published in the Journal of Oral Pathology & Medicine by researchers at the Medical College of Georgia School of Dentistry.  The study was conducted to test the hypothesis that chromium picolinate can reduce obesity-related inflammatory markers in the submandibular gland, and thereby reduce the associated pre-disposition to caries in obese Zucker rats.  The results showed that supplementation with chromium picolinate attenuated the upregulation of  proinflammatory markers and reduced the severity of caries.

A paper entitled “Effects of chromium picolinate on vascular reactivity and cardiac ischemia-reperfusion injury in spontaneously hypertensive rats” was published in the journal Pharmacological Reports by researchers at the Medical College of Georgia School of Dentistry.  The study was conducted to examine the potential impact of chromium picolinate on blood pressure, vascular reactivity and myocardial ischemia-reperfusion injury, utilizing male spontaneously hypertensive rats.  The results showed that supplementation with chromium picolinate was associated with improved coronary flow and recovery of myocardial contractility and relaxation following ischemia-reperfusion insult.

A presentation entitled “The Efficacy and Safety of a Novel Injectable Cr-Insulin Formulation for the Treatment of Type 1 Diabetes” was given at the 71st Scientific Sessions of the American Diabetes Association in San Diego.  The results of this preclinical study showed that a novel chromium-insulin formulation was equivalent or better than a currently marketed form of zinc-insulin in the treatment of STZ-induced type 1 diabetes.

A presentation entitled “Chromium Picolinate and Chromium Histidinate Protect the Brain against High-fat Diet and Streptozotocin-induced Diabetes by Suppressing the NF-ΚB Pathway” was given at the 71st Scientific Sessions of the American Diabetes Association in San Diego.  The results of this preclinical study showed that brain damage associated with obesity and diabetes could be attenuated with chromium supplementation.

A presentation entitled “Chromium histidinate reduces brain damage caused by insulin-induced hypoglycemia” was given at the conference Experimental Biology 2011 in Washington DC.  The results of this preclinical study showed that pretreatment with chromium histidinate reduced brain damage caused by hypoglycemia.

Governmental Regulation

The U.S. Food and Drug Administration (“FDA”) regulates the labeling and marketing of the Company’s dietary supplements under the Dietary Supplement and Health Education Act (“DSHEA”). Under DSHEA, dietary supplements that were first marketed as dietary supplements after October 1994 require safety approval by the FDA.  See “The Company’s Products - Function and Safety of Chromium Picolinate” for further information on the safety of the Company’s products.  Under DSHEA, the Company is required to submit for FDA approval claims regarding the effect of its dietary supplements on the structure or function of the body.  DSHEA also requires an FDA approval for claims that relate dietary supplements to disease prevention (so-called “health claims").

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

Patents

Nutritional Patents

Our significant patents consist of the following, all of which were granted in the United States:

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

Pharmaceutical Patents

The Company owns certain patents relating to, among other things, the expression and production of proteins by recombinant Bacillus strains; plasmid vectors and methods of construction; recombinant lysostaphin complexes; novel bacteriocin compositions and their use as broad spectrum bactericides; the use of bacteriocin compositions to treat bovine mastitis; the use of bacteriocin compositions in oral healthcare; the use of bacteriocin compositions on skin for healthcare and hygiene; and the use of bacteriocin compositions in gastrointestinal healthcare.  Certain of these patents are licensed to ImmuCell Corporation.

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

Employees

As of June 30, 2011, the Company had 11 full-time employees, of whom 2 were executive employees, 5 were administrative, 2 were engaged in marketing and sales, and 2 were involved in research, process and product development.  The Company does not have a collective bargaining agreement with any of its personnel and considers its relationship with its employees to be satisfactory.

Item 1A.	RISK FACTORS

Not Applicable

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company maintains its corporate headquarters at 4 Manhattanville Road, Purchase, New York 10577-2197 (Tel: 914-701-4500).  The lease for this space covers approximately 5,383 square feet at an annual lease rental of $134,575, and expires on May 31, 2012.

Item 3.	LEGAL PROCEEDINGS

U.S. Customs and Border Protection concluded its review of duties paid by our subsidiary Iceland Health, LLC on importation of fish oil from Iceland, and in a letter dated March 23, 2010 advised Iceland Health, LLC that it owes $180,949.29.  The Company made a $150,000 offer in compromise to settle the matter.  In a letter dated September 8, 2011, U.S. Customs and Border Protection advised the Company that the offer in compromise was accepted.

San Francisco Technology Inc. filed suit in the United States District Court for the Northern District of California against the Company, and twenty-four other companies with a Complaint for unspecified total damages.  The Complaint against the Company was served on July 22, 2010 and alleges, among other things, that the Company falsely marked Iceland Health Advanced Memory Formula with an expired patent number to deceive the public.  The California Court dismissed the Complaint against the Company and transferred the suit to the Southern District of New York.  The Company settled the suit on May 31, 2011 for $22,500.

On May 24, 2011, Walgreen Co. (Walgreens) filed a complaint in the United States District Court for the Northern District of Illinois Eastern Division, alleging approximately $1.6 million in damages against the Company and Nature’s Products, Inc. (“NPI”) for returned, damaged or unsalable products.  On December 29, 2009, the Company sold its retail business to NPI.  In connection with the purchase of the retail business, NPI accepted liability for returned, damaged and unsalable products first made known to the Company after December 29, 2009.  The Company believes that NPI is liable for the entire amount of Walgreens’ claim.  Furthermore, Walgreens owes the Company for products purchased and not paid for.   The Company has filed a claim against NPI for the entire amount claimed by Walgreens and has filed a claim against Walgreens for product purchased and not paid for.

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

The Company has not paid a cash dividend on its Common Stock and the Company does not contemplate paying any cash dividends on its Common Stock in the foreseeable future.  In addition, if dividends on the Company’s Series J Preferred Stock are unpaid, the Company is precluded from paying dividends on its Common Stock and any other equity securities.

The following table sets forth the average high and low sales prices for the Common Stock as reported by the OTC Bulletin Board for periods in which the Common Stock traded on the OTC Bulletin Board and as reported by the Pink Sheets for periods in which the Common Stock traded on the Pink Sheets.
Common Stock

Fiscal Quarter Ended	High	Low
September 30, 2009	$0.58	$0.07
December 31, 2009	$0.45	$0.14
March 31, 2010	$0.24	$0.07
June 30, 2010	$0.37	$0.15
September 30, 2010	$0.20	$0.17
December 31, 2010	$0.08	$0.07
March 31, 2011	$0.04	$0.03
June 30, 2011	$0.02	$0.02

As of September 19, 2011, there were approximately 377 holders of record of the Common Stock.  The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of its Common Stock is held of record in broker "street names."

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

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto included elsewhere herein.

Overview

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

On December 29, 2009, the Company sold the assets of its Branded Products Group, and the Company classified the Branded Products Group as discontinued operations. As a result, Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes only the changes in the continuing operations of the Ingredients business.

The following table sets forth items in the Consolidated Statements of Operations as a percent of total revenues:

	Fiscal Year Percent of Revenues
	2011	2010	2009
Total revenues	100%	100%	100%
Cost of revenues*	27.2	24.7	23.5
Advertising and promotion expenses	12.3	8.5	8.1
General and administrative expenses	39.9	36.7	50.5
Research and development expenses	5.9	4.5	4.7
Operating income (loss)	14.4	22.5	(—)
Net loss	(44.5)	(41.7)	(270.8)
*As a percent of net sales

Results of Operations

1.	Year ended June 30, 2011 vs. year ended June 30, 2010

Revenues

Net sales were $6.2 million in fiscal year 2011 compared to $8.4 million in fiscal year 2010. A reduction in sales of chromium picolinate for both human and animal consumption was the primary reason for the decrease.

Cost of Revenues

Cost of revenues was $1.7 million in fiscal year 2011 compared to $2.1 million in fiscal year 2010. Lower product sales was the primary reason for the decline.

General and Administrative Expenses (“G&A”)

G&A were $2.7 million in fiscal year 2011 compared to $3.2 million in the comparable period a year ago. Reductions in professional service fees ($0.3 million), investor relations expenses ($0.1 million) and rent expense ($0.1 million) account for the decrease.

Advertising and Promotion Expenses (“Advertising”)

Advertising was $0.8 million and $0.7 million for fiscal years 2011 and 2010 respectively. Increased marketing expenditures for the animal market ($0.1 million) was the primary reason for the difference.

Interest Expense

Interest expense was $3.9 million in fiscal year 2011 compared to $3.8 million in fiscal year 2010. The primary reason for the increase was an increase in Series J accretion costs.

Loss From Discontinued Operations

The loss from discontinued operations in fiscal year 2011 was $71 thousand compared to a loss of $1.8 million in fiscal year 2010. The loss in fiscal year 2010 was due to a loss from the sale of the Branded Products Group ($2.1 million), partially offset by income from the discontinued operations ($0.3 million).

Net Loss

Net loss was $3.0 million in fiscal year 2011 compared to $3.7 million in fiscal year 2010. A reduction in the loss from discontinued operations ($1.7 million) partially offset by an increase in a loss from continuing operations ($1.0 million) was the primary reason for the change.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2011 were $1.7 million compared to $0.8 million at June 30, 2010.

During the year ended June 30, 2011, cash provided by operating activities was $0.9 million compared to cash provided of $4.2 million in the comparable period a year ago. Cash received on the sale of discontinued operations of $2.1 million in fiscal 2010 did not recur in fiscal year 2011.

During the year ended June 30, 2011, cash used in investing activities was $64 thousand compared to cash used of $0.3 million for the year ended June 30, 2010.  A $0.1 million reduction in the restricted cash balance in fiscal year 2011 as well as lower payments for patents and trademarks ($0.1 million) were the primary reasons.

During the year ended June 30, 2011, there was no net cash used in financing activities compared to net cash used of $4.4 million in fiscal year 2010. In the fiscal year ended June 30, 2010, the Company repaid its short term borrowings.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant losses, and have relied on financing activities to supplement cash from operations.  At June 30, 2011, we had cash and cash equivalents of $1.7 million, an increase of $0.8 million from June 30, 2010. We have incurred annual operating losses and, as a result, at June 30, 2011, we had an accumulated deficit of approximately $135.8 million.

In September 2011, the holders of our Series J Convertible Preferred Stock have the right to redeem the Series J for approximately $17.8 million. We do not have the funds necessary to redeem the Preferred Stock.

We have asked the Preferred Stockholders to support a refinancing of the amount owed and they have refused. As a result, and after a thorough review of the obligation to redeem the Preferred Stock on September 11, 2011, the Company’s Board of Directors concluded that a federal - supervised bankruptcy process for the sale of the Company’s assets is the only available option.  See Business – Chapter 11 Petition.

We have incurred and expect to continue to incur costs and expenses associated with the Chapter 11 Case.  The amount of these costs and expenses is expected to affect our financial position and results of operations, but at this time we cannot accurately predict the effect the Chapter 11 Case will have on our business.

On August 26, 2011, we filed statements and schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the petition date.  The resolution of claims contained in the schedules or otherwise filed against the Debtors could result in a material adjustment to our consolidated financial statements.  Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Results of Operations

2.	Year ended June 30, 2010 vs. year ended June 30, 2009

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

Loss From Discontinued Operations

The net loss from discontinued operations in fiscal year 2010 was comprised of a loss from the sale of the Branded Products Group ($2.1 million), partially offset by income from the discontinued operations ($0.3 million) compared to a net loss from discontinued operations of $16.6 million in fiscal year 2009. Fiscal year 2010 was negatively impacted by a non-cash charge of $17.5 million for impairment of goodwill and other intangible assets with indefinite lives.

Loss

Net loss of $3.6 million in fiscal year 2010 was $17.2 million less than the net loss of $20.8 million in fiscal year 2009. A non-cash impairment charge of $17.5 million, included in loss from discontinued operations, for goodwill and other intangible assets with indefinite lives in fiscal year 2009 was the primary reason for the change.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, and based upon this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

There were no significant changes in our internal controls over financial reporting or in other factors during the period ended June 30, 2011, which have materially affected, or are reasonably likely to affect our internal controls over financial reporting.

Nutrition 21, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2011, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

This annual report does not include an attestation report of J.H. Cohn LLP, Nutrition 21, Inc.’s independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report is not subject to attestation by J.H. Cohn LLP.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Year Joined
Name and Age	Company	Position
John H. Gutfreund (82)	2000	Chairman of the Board
Warren D. Cooper, MD (58)	2002	Director
Peter C. Mann (69)	1995	Director
Michael A. Zeher (63)	2008	President and Chief
		Executive Officer
Alan J. Kirschbaum (65)	1998	Chief Financial Officer, Vice President Finance & Treasury

Warren D. Cooper, MD

Warren D. Cooper, MD was elected a Director of the Company in April 2002.  Dr. Cooper has been President and CEO of Prism Pharmaceuticals, Inc. (“Prism”), a privately held specialty pharmaceutical company that commercializes products for the treatment of cardiovascular disease, since September 2004.  Prism was acquired by Baxter Healthcare Corporation in May 2011.  From 1999 to 2004, Dr. Cooper was president of Coalescence, Inc., a consultancy focused on business and product development for the pharmaceutical and healthcare industries.  From 1995 to 1999, Dr. Cooper was the business unit leader of Cardiovascular Business Operations at AstraZeneca Pharmaceuticals LP.  For three years before that he was executive director of the Medical Affairs & Drug Development Operations in the Astra/Merck Group of Merck & Co.  Over a five-year period from 1987 to 1992, Dr. Cooper served as executive director for Worldwide Clinical Research Operations and as senior director for Clinical Research Operations (Europe) at Merck Research Laboratories.  He was with Merck, Sharp & Dohme, U.K., from 1980 to 1987, first as a clinical research physician and later as director of medical affairs.  He also holds memberships in the American Association of Pharmaceutical Physicians, the American Society of Hypertension and the International Society of Hypertension.  He received a B.Sc. in physiology and an M.B. B.S. (U.K. equivalent to U.S. MD) from The London Hospital Medical College, University of London.

John H. Gutfreund

John H. Gutfreund was elected a Director of the Company in February 2000 and Chairman of the Board in September 2001. Mr. Gutfreund is President of Gutfreund & Company, Inc., a New York-based financial consulting firm that specializes in advising select corporations and financial institutions in the United States, Europe and Asia.   From January 2002 to September 2008, Mr. Gutfreund was affiliated with Collins Stewart LLC (formerly C. E. Unterberg, Towbin) investment bankers, most recently as a Senior Advisor.  He is the former chairman and chief executive officer of Salomon Inc., and past vice chairman of the New York Stock Exchange and a past board member of the Securities Industry Association.  Mr. Gutfreund is active in the management of various civic, charitable, and philanthropic organizations, including the New York Public Library, Montefiore Medical Center, The Brookings Institution, Council on Foreign Relations, Honorary Trustee-Oberlin (Ohio) College, and Chairman Emeritus and board member of the Aperture Foundation.  Mr. Gutfreund formerly served as a director of AccuWeather, Inc., AXES, LLC, Compudyne Corporation, GVI Security Solutions, Inc., Maxicare Health Plans, Inc., and The Universal Bond Fund.  Mr. Gutfreund is currently a director of Evercel Inc., and LCA-Vision, Inc.  He received a BA from Oberlin College.

Peter C. Mann

Peter C. Mann was elected to the Board of Directors in October 2007.  He is a founding partner of Yellow Wood Partners LLC, a new private equity fund.  Previously, Mr. Mann was Chairman and Chief Executive Officer of Blacksmith Brands, Inc. from October 2009 through November 2010.  He also served as Chairman of the Board of Prestige Brands Holding, Inc. (“Prestige”) since its incorporation in April 2004 through January 19, 2007.  From April 2004 through March 2006, Mr. Mann was the Chief Executive Officer of Prestige. In June 2006, Mr. Mann became Acting Chief Executive Officer and President of Prestige and resigned from such positions on January 19, 2007. Mr. Mann previously served as President and Chief Executive Officer of Medtech Holdings, Inc. (a predecessor to Prestige) since June 2001.  From 1973 to 2001, Mr. Mann was employed by Block Drug Company, Inc. where he served in positions of increasing responsibility and became President of the Americas Division.  Prior to his joining Block Drug Company, he held senior management positions for such leading consumer products companies as The Mennen Company, Swift & Co. and Chemway, Inc.  Mr. Mann is currently a member of the Board of Implus Footcare LLC.  Mr. Mann received a BA from Brown University.

Michael A. Zeher

Michael A. Zeher was elected President, Chief Executive Officer and a member of the Board of Directors effective July 14, 2008. He served as the President and Chief Executive Officer of Nutritional Laboratories International, Inc., a privately-held contract manufacturer and marketer of dietary supplements from February 2006 to December 2007. From July 2003 until March 2005, Mr. Zeher was President and Chief Operating Officer of Pharmaceutical Formulations, Inc., a manufacturer of over 100 different types of solid-dose over-the-counter pharmaceutical products. From 1994 through February 2002, Mr. Zeher served as President and Chief Executive Officer of Lander Company, Inc., a manufacturer and marketer of health and beauty care products. In that capacity, he was responsible for the company’s worldwide operations and custom health care and international divisions. Mr. Zeher previously served as Vice President, Business Development for Johnson & Johnson, where he was responsible for the North American Consumer Sector business. Prior to taking that office, he held various sales and marketing positions with Johnson & Johnson. Mr. Zeher holds a BS in Business Administration from Old Dominion University.

Alan J. Kirschbaum

Alan J. Kirschbaum, a Certified Public Accountant, was elected Chief Financial Officer on May 26, 2006. From July 2002 to April 2006, he was Vice President, Finance and Treasury, and Principal Accounting Officer.  From December 1998 to June 2002 he served the Company as Controller. From 1996 to 1998, Mr. Kirschbaum was Vice President and Controller of AMS Asset Management Services. From 1984 to 1996, he held a series of increasingly responsible financial positions with Ascom Timeplex, Inc. He holds a BS from Pennsylvania State University, and an MBA from Pace University.

The Directors serve for a term of one year and until their successors are duly elected and qualified.  Officers serve at the discretion of the Board of Directors.  There are no family relationships among directors or executive officers.

Committees of the Board of Directors

Audit Committee

The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Exchange Act.  Serving on the Committee are Warren. D. Cooper and John. H. Gutfreund.  The Board of Directors has determined that it has an audit committee financial expert serving on the audit committee, John H. Gutfreund.  The function of the Audit Committee is to make recommendations concerning the selection each year of an independent registered public accounting firm, to review the effectiveness of the Company's internal accounting methods and procedures, to consider whether the principal accountant’s provision of non-audit services is compatible with maintaining the principal accountant’s independence and to determine through discussions with the independent registered public accounting firm whether any instructions or limitations have been placed upon them in connection with the scope of their audit or its implementation. The Audit Committee met four times during the fiscal year ended June 30, 2011.  The Board of Directors has determined that the members of the Audit Committee are "independent" as defined in NASDAQ Stock Market’s Marketplace Rule 5605(a) (2).

Compensation Committee

The Board of Directors has a Compensation Committee which consists of independent directors John H. Gutfreund, and Warren D. Cooper.

Special Committee

The Board of Directors established a special committee in November 2010 to evaluate and act on strategic alternatives with respect to the Company’s obligation on September 11, 2011 to redeem Series J 8% Convertible Preferred Stock for $17,750 million, including retention of an investment banker.

Code of Ethics

The Company has adopted (i) Standards of Business Conduct (“Standards”) and (ii) Business Conduct and Compliance Program (“Program”) that includes its code of ethics.  The Standards and Program are posted on the Company’s website:  www.nutrition21.com.  After accessing the Company’s website, click on Investor Relations and then on Shareholder Information.  Any amendments or waivers will be posted on the Company’s website

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  The Company assists its officers and directors with their filings.

Based solely on review of the copies of such forms furnished to or filed by the Company, or written representations that no filings were required, the Company believes that during the period from July 1, 2010 through June 30, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE (1)

The following table sets forth information about compensation paid or accrued to Named Executive Officers for the fiscal years ending June 30, 2011 and June 30, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael A. Zeher, President and Chief	2011	325,000	60,000	-	-	-	-	385,000
Executive Officer	2010	325,000	-	-	31,200	-	-	356,200
Alan J. Kirschbaum Chief Financial	2011	180,000	30,000	-		-	3,923	213,923
Officer, Vice President Finance & Treasury	2010	177,500	-	-	8,892	-	6,000	192,392
Dean M. DiMaria Senior Vice President (3)	2010	42,552	-	-	-	-	-	42,552

(1)           The above compensation does not include perquisites and personal benefits for a Named Executive Officer that are less than $10,000 and that are not a reimbursement of taxes owed with respect to perquisites and personal benefits.

(2)           Valued in accordance with ASC 718 – Stock Compensation

(3)           Mr. DiMaria resigned as an officer and employee effective September 11, 2009.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

 Dean DiMaria was employed on an “at will” basis under an employment agreement effective December 1, 2005.  The agreement provides for annual base compensation of $190,000 as well as fringe benefits. The agreement also provides for a bonus equal to 2.0% (but not more than $110,000 in any calendar year) of net payments received from FDMC channels (as defined) for Finished Products (as defined). If the Company terminates Mr. DiMaria’s employment other than For Cause (as defined) and Mr. DiMaria signs a general release in form and substance agreeable to the Company, the Company will be required to pay him his base salary for 26 weeks, payable at the Company’s discretion, in either a lump sum payment or over a 26 week period.  Mr. DiMaria resigned as an officer and employee effective September 11, 2009, his employment agreement terminated and no payment s were made in connection with his resignation.

Michael A. Zeher is employed under an employment agreement dated July 14, 2008.  The agreement has a three-year term.  Prior to the end of the three-year term, the Board determined that the agreement should extend for an additional one-year term as provided for in the agreement, such that Mr. Zeher’s employment agreement now is scheduled to expire in July 2012.  Among other things, the agreement provides for base annual compensation to Mr. Zeher of $325,000 increased annually to reflect cost of living increases, a potential bonus to Mr. Zeher of up to 60% of annualized base compensation based on the extent the Company meets performance objectives relating to cash flow, profitability and sales growth, and the grant to Mr. Zeher of an option to purchase 1,000,000 shares of common stock at $0.36 per share. The option vests (i) one-third on each of the first three anniversaries of July 14, 2008 provided Mr. Zeher is then employed by the Company, or (ii) if earlier, on his death or permanent disability while employed. The option will expire on the earlier of 89 days after termination of employment or July 13, 2018. All of the options are vested as of July 14, 2011.  Notwithstanding any of the foregoing, in the event the Company or a controlling interest in the Company is sold, or majority control in the Company changes for any reason, or the Company is liquidated or is subject to an assignment for the benefit of creditors or files for protection under the United States Bankruptcy Code, all of the Stock Options referred to above shall immediately vest. The Company will reimburse Mr. Zeher for up to $62,000 in pre-approved moving and relocation expenses and up to $8,000 in documented temporary living and travel expenses. Mr. Zeher will not receive any compensation for serving as a member of the Board. If Mr. Zeher terminates his employment for Good Reason (as defined) or the Company terminates Mr. Zeher’s employment other than for Cause (as defined) and Mr. Zeher executes a general release in favor of the Company, he will receive a continuation of base salary and benefits for 12 months from the date of termination. If Mr. Zeher terminates his employment for other than Good Reason or the Company terminates Mr. Zeher’s employment for Cause, he will receive salary and benefits accrued to the date of termination.   Effective July 14, 2008, Mr. Zeher and the Company entered into a confidentiality and non-compete agreement that (i) obligates Mr. Zeher to keep the Company’s Confidential Information (as defined) in confidence and use it only for the benefit of the Company, and (ii) provides that all inventions that relate to the actual or anticipated business of the Company are the property of the Company. In addition, Mr. Zeher agreed for the period of his employment and for 12 months thereafter not to compete with the Company and during the 12-month period after employment not to hire any person who was an employee or consultant to the Company at any time during the preceding two years.

Consulting Agreements

NONE

Compensation Discussion and Analysis
Overview

This compensation discussion and analysis describes and analyzes the material elements of compensation awarded, earned by, or paid to each of our executive officers who served as named executive officers (“Named Executive Officers”) during the last completed fiscal year. This compensation discussion and analysis focuses on the information contained in the accompanying tables and related footnotes and narrative.

Executive Compensation Objectives and Philosophy

The Compensation Committee of the Board of Directors is responsible for making recommendations to the Board of Directors concerning executive compensation. The objectives of our compensation program are to:

•	Attract, motivate and retain qualified, talented and dedicated executive officers
•	Motivate executives to achieve business and financial objectives that will enhance stockholder value
•	Align the interests of our executives with the long term interests of shareholders through stock based incentives

The Committee applies these objectives in selecting the specific elements of compensation. The Committee also reviews and considers:

•	Company performance, both separately and in relation to similar companies
•	The individual executive’s performance, experience and scope of responsibilities
•	Historical compensation levels and stock option awards at the Company
•	Competitive market and peer company data
•	Internal equity among executive officers
•	The recommendations of management

Executive Officer Compensation Processes

The Committee uses the following processes, procedures and resources to help it perform its responsibilities:

•	Executive Sessions without management present to discuss various compensation matters, including the compensation of our President and Chief Executive Officer (“CEO”)
•	An annual review of all executive compensation and benefit programs for reasonableness and cost effectiveness
•	The recommendations of the CEO on compensation for the other executive officers

Components of the Executive Compensation Program

The primary elements of the Company’s Executive Compensation Program are:

•	Base salary
•	Bonus cash incentives
•	Stock-based incentives
•	Benefits and perquisites

Base Salary

The base salaries of our executive officers are designed to attract and retain a high performing and dedicated leadership team. The Committee reviews the performance evaluations and salary recommendations provided to the Committee by our CEO for each executive officer other than himself. The CEO’s base salary is determined by the Board. Adjustments to base salaries are determined based on the individual’s responsibility levels, performance, contribution and length of service, after considering competitive market data and the Company’s financial performance, as well as any requirements set forth in the executive officer’s employment agreement for those executive officers with an employment agreement.  No executive officer received a salary increase during fiscal year 2011.

Cash-Based Incentives

Cash-based incentives provide the Company with a means of rewarding performance.  No cash-based incentives were paid in fiscal year 2011.

Stock-Based Incentives

The Company uses stock and stock option grants as the primary vehicle for employee stock-based incentives. The Board believes stock and stock options align the executive officers’ interests with those of shareholders in building share value, offer executive officers an incentive for the achievement of superior performance over time, and foster the retention of key management personnel. The number of shares of stock and stock options the Board awards to an executive officer is based on his relative position, responsibilities and performance over the previous fiscal year and his anticipated future performance, potential and responsibilities. The Board also reviews and considers prior stock and stock option grants to each executive officer. The size of stock option grants is not directly related to the Company’s performance. The Board also uses data on stock options granted by companies that are comparable by industry and revenue.

Benefits and Perquisites

The Company offers a 401K plan, health, life, and disability benefits, as well as medical and dependent care reimbursement plans to all full-time employees. These plans do not discriminate in scope, terms or operation in favor of executive officers.

Severance

The Company from time to time enters into severance agreements as a negotiated element of compensation.

The following tables set forth information with regard to options granted during the fiscal year (i) to the Company's Chief Executive Officer, and (ii) to other officers of the Company named in the Summary Compensation Table.

OUTSTANDING EXECUTIVE EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the outstanding equity awards held by each Named Executive Officer at June 30, 2011.
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael A. Zeher	1,000,000			0.36	7/14/18
	500,000	500,000	(1)	0.06	12/2/19
Alan J. Kirschbaum	35,000			0.39	7/31/12
	30,000			0.38	5/22/13
	30,000			0.75	12/19/13
	15,000			0.47	8/3/14
	25,000			0.88	12/13/14
	75,000			0.72	12/17/17
	66,667	33,333	(2)	0.17	4/2/19
	285,000			0.06	12/2/19

(1)           Granted on December 2, 2009, vesting one-half on the grant date and one-half on the second anniversary of the grant date.

(2)           Granted on April 2, 2009, vesting one-third on each of the first three anniversaries of the grant.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Estimated Termination or Change in Control Benefits at Fiscal Year-End 2011

Payments on Change in Control

The Company does not make payments upon a Change of Control.

Pursuant to Mr. Zeher’s employment agreement, in the event the Company or a controlling interest in the Company is sold, or majority control in the Company changes for any reason, all of the Stock Options granted to Mr. Zeher will immediately vest.

Payments on Termination

Pursuant to Mr. Zeher’s employment agreement, were Mr. Zeher’s employment terminated by Mr. Zeher for Good Reason (as defined) or by the Company without Cause (as defined) on June 30, 2011, he would have been entitled to $340,371 in severance payable in ordinary payroll installments over a 12 month period from the date of his termination and employee benefits for the 12 month period, subject to his agreeing to a general release in form and substance agreeable to the Company.

QUALIFICATION BY REFERENCE

The matters described in the sections titled "Narrative Disclosure to Summary Compensation Table" and "Potential Payments Upon Termination or Change-in-Control" are qualified in their entirety by reference to agreements previously filed by the Company in reports with the Securities and Exchange Commission.

DIRECTOR COMPENSATION

Summary Director Compensation Table

The following table sets forth information about compensation paid or accrued to directors in the fiscal year ended June 30, 2011.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (3)		All Other Compensation ($)	Total ($)
John H. Gutfreund Chairman	$25,625	$215	(4)	-	$25,840
P. George Benson, PhD Director (2)	$9,350	-	(2)	-	$9,350
Warren Cooper, MD Director	$22,450	$215	(5)	-	$22,665
Peter C. Mann Director	$20,500	$215	(6)	-	$20,715

(1)           Mr. Zeher as an employee director did not receive any compensation for serving as a director.

(2)           Dr. Benson resigned as a director on December 23, 2010 and all options are expired.

(3)           Each non-employee director on November 9, 2010 received a grant of 25,000 fully vested stock options with an exercise price of $0.015.

(4)            235,000 stock options outstanding at fiscal year end.

(5)           210,000 stock options outstanding at fiscal year end.

(6)           125,000 outstanding at fiscal year end.

Narrative Disclosure to Director Compensation Table

Non-management directors each receive a quarterly director’s fee of $2,500 and the Chairman of the Board receives a quarterly director’s fee of $3,750.  Each non-management director also receives $750 for each board meeting attended, $300 for each committee meeting attended, and each year receives options to purchase 25,000 shares of Common Stock, granted on the third day after the annual meeting.  Upon joining the board, each non-management director receives options to purchase 20,000 shares of common stock.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 15, 2011, certain information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the Company’s Named Executive Officers, and (iv) all Named Executive Officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 4 Manhattanville Road, Purchase, New York 10577.

Name and Address of	Amount and Nature	Percent of Class
Beneficial Owner	of Beneficial Ownership

P. George Benson (2)	15,000	*

Warren D. Cooper (3)	245,000	*

John H. Gutfreund (4)	902,183	*

Alan Kirschbaum (5)	636,667	*

Peter C. Mann (6)	325,000	*

Michael A. Zeher (7)	1,510,000	*

David A. Holmes (8)	23,105,974	9.08

Midsummer Investment Ltd. (9)	22,047,837	8.66

All Executive Officers and Directors as a Group (6 persons) (10)	3,623,850	1.41

* Less than 1%

(1) Unless otherwise indicated, (i) each person has sole investment and voting power with respect to the shares indicated and (ii) the shares indicated are currently outstanding shares. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Subject to the foregoing, the percentages are calculated based on 72,651,269 shares outstanding.

(2)    Dr. Benson served as a director until December 23, 2010 and all of his vested stock options expired on December 23, 2010.

(3) Includes 210,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(4) Includes 235,000 shares issuable upon exercise of currently exercisable options under the Company's Stock Option Plans.

(5) Includes 561,667 shares issuable upon exercise of currently exercisable options and stock grants under the Company’s Stock Option and Stock Plans.

(6) Includes 125,000 shares issuable upon exercise of currently exercisable options and stock grants under the Company's Stock Option and Stock Plans.

(7) Includes 1,500,000 shares issuable upon exercise of currently exercisable options and stock grants under the Company's Stock Option and Stock Plans.

(8) Information based on a Schedule 13D/A filed with the SEC on November 3, 2010.

(9) Information based on a Schedule 13D/A  filed with the SEC on February 28, 2011.

(10)    Includes 2,631,667 shares issuable upon exercise of currently exercisable options and stock grants under the Company’s Stock Option and Stock Plans.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under equity compensation plans as of June 30, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans	(1)5,000	$2.50	0
approved by security holders	(2)440,000	$0.77	0
	(3)1,421,631	$0.24	409,424
	(4)2,505,000	$0.27	1,980,000
Equity compensation plans not	(5)1,000,000	$0.36	1,500,000
approved by security holders	(6)97,222	$1.80
Total	5,468,853		3,889,424

(1)   1991 Stock Option Plan to provide officers, key employees and others who render services to the Company additional incentives to advance the interests of the Company (Exhibit to 1991 Form 10-K).

(2)   1998 Stock Option Plan to provide directors, officers and others who render services to the Company additional incentives to advance the interests of the Company (Exhibit 10.02C to 1999 Form 10-K).

(3)   2001 Stock Option Plan to provide non-executives, who render services to the Company additional incentives to advance the interests of the Company.  Neither directors nor executive officers of the Company may be granted Stock Options under the Plan (Exhibit 10.37 to 2007 Form 10-K/A).

(4)   2005 Stock Option Plan, whose purpose is to provide additional incentives to officers, directors, employees and others who render services to the Company to advance the interests of the Company (Exhibit 10.40 to 2007 Form 10-K/A).

(5)   2002 Inducement Stock Option Plan to induce an individual to be come an employee of the Company, and provide additional incentives to advance the interests of the Company (Exhibit 10.38 to 2007 Form 10-K/A).

(6)   Warrants granted from time to time as an inducement to various persons or entities to enter into transactions with the Company.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that each of P. George Benson, PhD; Warren D. Cooper, MD and John H. Gutfreund, is an “independent director” as defined in Rule 5605(a)(2) of the listing standards of the National Association of Securities Dealers.

Audit Committee Pre-Approval Policies and Procedures.

The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent registered public accounting firm employed by the Company for the purpose of preparing or issuing an audit report or related work.

The Committee (i) meets with the independent registered public accounting firm prior to the audit and discusses the planning and staffing of the audit; (ii) approves in advance the engagement of the independent registered public accounting firm for all audit services and non-audit services and approves the fees and other terms of any such engagement; (iii) obtains periodically from the independent registered public accounting firm a formal written statement of the matters required to be discussed by Independent Standards Board Statement No. 1, and, in particular, describing all relationships between the auditor and the Company; (iv) discusses with the independent registered public accounting firm any disclosed relationships or services that may impact auditor objectivity and independence; and (v) conducts periodic meetings with the independent registered public accounting firm regarding maters required to be discussed under Statements on Auditing Standards No. 61, as amended.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board of Directors has appointed J. H. Cohn LLP as its independent registered public accounting firm to audit and review the financial statements of our Company for the fiscal year ending June 30, 2012, subject to ratification by the shareholders.

In the event that the shareholders fail to ratify this reappointment, other independent registered public accounting firms will be considered upon recommendation of the Audit Committee.  Even if this reappointment is ratified, our Board of Directors, in its discretion, may direct the appointment of a new independent registered public accounting firm at any time during the year, if the Board believes that such a change would be in the best interest of our Company and its shareholders.

Set forth below is certain information concerning audit and related services rendered to the Company by J.H. Cohn LLP for the fiscal years ended June 30, 2011 and 2010.

Audit Fees.  In the fiscal years ended June 30, 2011 and 2010, J. H. Cohn LLP billed the Company $62,000 and $113,000, respectively, for audit services and review of interim unaudited financial statements included in Forms 10-Q.

Audit related fees.    In the fiscal years ended June 30, 2011 and 2010, J.H. Cohn LLP billed the Company $0 and $0, respectively, for services related to registrations on Forms S-3 and S-8.

Tax Fees.    In the fiscal years ended June 30, 2011 and 2010, EisnerAmper LLP billed the Company $22,500 and $10,000 respectively, for tax compliance services.

All other fees.    None

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
Michael A. Zeher, President and
Chief Executive Officer

Dated:  October 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below, as of October 13, 2011, by the following persons on behalf of Registrant and in the capacities indicated.

/s/ Michael A. Zeher
Michael A. Zeher, President and
Chief Executive Officer

/s/ John H. Gutfreund
John H. Gutfreund,
Chairman of the Board

/s/ Warren D. Cooper
Warren D. Cooper, Director

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

4.6	Form of Registration Rights Agreement by and among Nutrition 21, Inc. and investors signing on the signatory pages thereto, designated as Exhibit 4.2 in the related Form 8-K (26)

4.7	Form of Warrant issued to investors other than to CD Investment Partners, Ltd., designated as Exhibit 4.3 in the related Form 8-K (26)

4.8	Form of Common Stock and Warrant Purchase Agreement by and between Nutrition 21, Inc. and CD Investment Partners, Ltd., designated as Exhibit 4.4 in the related Form 8-K (26)

4.9	Form of Registration Rights Agreement entered into by and between Nutrition 21, Inc. and CD Investment Partners, Ltd., designated as Exhibit 4.5 in the related Form 8-K (26)

4.10	Form of Warrant issued to CD Investment Partners, Ltd., designated as Exhibit 4.6 in the related Form 8-K (26)

4.11	Form of Letter Agreement by and among Nutrition 21, Inc., C.E. Unterberg, Towbin, LLC and Dresdner Kleinwort Wasserstein Securities LLC, designated as Exhibit 4.7 in the related Form 8-K (26)

4.12	Form of Warrant issued to each of C.E. Unterberg, Towbin, LLC and Dresdner Kleinwort Wasserstein Securities LLC, designated as Exhibit 4.8 in the related Form 8-K (26)

4.13	Form of Securities Purchase Agreement dated September 10, 2007 between Nutrition 21, Inc. and various investors, designated as Exhibit 4.1 in the related Form 8-K (29)

4.14	Form of Registration Rights Agreement, designated as Exhibit 4.3 in the related Form 8-K (29)

4.15	Form of Common Stock Purchase Warrant, designated as Exhibit 4.4 in the related Form 8-K (29)

4.16	Letter Agreement dated August 9, 2007 with CE Unterberg, Towbin (now called Collins Stewart LLC) designated as Exhibit 4.5 in the related Form 8-K (29)

4.17	Form of Common Stock Purchase Warrant with Collins Stewart LLC and Life Science Group, Inc., designated as Exhibit 4.6 in the related Form 8-K (29)

10.01	Form of Incentive Stock Option Plan (8)

10.02	Form of Non-qualified Stock Option Plan (8)

10.02a	Form of 1989 Stock Option Plan (1)

10.02b	Form of 1991 Stock Option Plan (1)

10.02c	Form of 1998 Stock Option Plan (15)

10.24	Exclusive Option and Collaborative Research Agreement dated July 1, 1988 between the Company and the University of Maryland (4)

10.25	Lease dated as of February 7, 1995, between the Company and Keren Limited Partnership (7)

10.26	License Agreement dated as of December 12, 1996 between Licensee Applied Microbiology, Inc. and Licensor Aplin & Barrett Limited. (9)

10.27	License Agreement dated as of December 12, 1996 between Licensee Aplin & Barrett Limited and Licensor Applied Microbiology, Inc. (9)

10.28	Supply Agreement dated as of December 12, 1996 between Aplin & Barrett Limited and Applied Microbiology, Inc. (9)

10.29	Stock and Partnership Interest Purchase Agreement dated as of August 11, 1997, for the purchase of Nutrition 21. (10)

10.30	Sublease dated as of September 18, 1998, between the Company and Abitibi Consolidated Sales Corporation (12)

10.31	Strategic Alliance Agreement dated as of August 13, 1999 between AMBI Inc. and QVC, Inc. (15)*

10.32	Asset Purchase Agreement made as of December 30, 1999, by and between ImmuCell Corporation and AMBI Inc. (16)

10.33	License Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.34	License and Sublicense Agreement entered into as of August 2, 2000 between AMBI Inc. and Biosynexus Incorporated. (17)*

10.35	Amended and Restated By-laws, and Rights Agreement adopted September 12, 2002 (20)

10.36	Amendment No. 1 to the Amended and Restated By-laws (27)

10.37	Nutrition 21, Inc. 2001 Stock Option Plan. (21)

10.38	Nutrition 21, Inc. 2002 Inducement Stock Option Plan. (21)

10.39	Nutrition 21, Inc. Change of Control Policy adopted September 12, 2002. (21)

10.40	Nutrition 21, Inc. 2005 Stock Plan (23)

10.41	Agreement and General Release and Waiver entered into as of November 30, 2005 between Nutrition 21, Inc. and Gail Montgomery (25)

10.42	Loan and Security Agreement between Gerber Finance, Inc. as Lender and Nutrition 21, LLC and Iceland Health, LLC as Co-Borrowers (28)

10.43	Nutrition 21, Inc. Guarantee (28)

10.44	Nutrition 21, LLC Guarantee (28)

10.45	Iceland Health, LLC Guarantee (28)

10.46	Amended and Restated Merger Agreement for the purchase of Iceland Health, Inc. dated as of August 25, 2006 (30)

10.47	Agreement and General Release and Waiver entered into as of April 28, 2008 between Nutrition 21, Inc. and Paul Intlekofer (31)

10.48	Employment Agreement entered into as of July 14, 2008 between Nutrition 21, Inc. and Michael A. Zeher (32)

10.49	Confidentiality and Non-Compete Agreement entered into as of July 14, 2008 between Nutrition 21, Inc. and Michael A. Zeher (32)

10.50	Resignation Agreement and General Release and Waiver dated September 19, 2009 between Nutrition 21, Inc. and Mark Stenberg (33)

10.51	Consulting Agreement dated September 19, 2009 between Nutrition 21, Inc. and Mark Stenberg (33)

10.52	Forbearance Agreement dated August 18, 2009 among Nutrition 21, inc. and certain of its subsidiaries and Gerber Finance Inc. (34)

10.52	Petition for relief under Chapter 11 of the U.S. Bankruptcy Code filed August 26, 2011. (35)

23.1	Consent of J.H. Cohn LLP (36)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (36)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (36)

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (36)

32.2	Certification of Chief financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (36)

(1)	Incorporated by reference to the Company's Report on Form 10-K for 1991.

(2)	Incorporated by reference to the Company's Report on Form 8-K dated September 4, 1992.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated August 8, 1996, file No. 333-09801.

(4)	Incorporated by reference to the Company's Report on Form 10-K for 1988.

(5)	Incorporated by reference to the Company's Report on Form 10-K for the fiscal period January 31, 1992 through August 31, 1992.

(6)	Incorporated by reference to the Company's Report on Form 10-K for 1994.

(7)	Incorporated by reference to the Company's Report on Form 10-K for 1995.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 originally filed April 15, 1986, file No. 33-4822.

(9)	Incorporated by reference to the Company's Report on Form 8-K dated December 27, 1996.

(10)	Incorporated by reference to the Company's Report on Form 8-K dated August 25, 1997.

(11)	Incorporated by reference to the Company's Report on Form 10-K/A2 for 1997.

(12)	Incorporated by reference to the Company's Report on Form 10-K/A for 1998.

(13)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30. 1998.

(14)	Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1999.

(15)	Incorporated by reference to the Company's Report on Form 10-K for 1999.

(16)	Incorporated by reference to ImmuCell Corporation’s Report on Form 8-K dated January 13, 2000.

(17)	Incorporated by reference to the Company's Report on Form 10-K for 2000.

(18)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31. 2000.

(19)	Incorporated by reference to the Company’s Report on Form 10-K for 2001.

(20)	Incorporated by reference to the Company’s Report on Form 8-K dated September 18, 2002.

(21)	Incorporated by reference to the Company’s Report on Form 10-K for 2002.

(22)	Incorporated by reference to the Company’s Report on Form 10-K/A for 2003.

(23)	Incorporated by reference to the Company’s Report on Form 8-K for 2005.

(24)	Incorporated by reference to the Company’s Report on Form 8-K dated April 4, 2005.

(25)	Incorporated by reference to the Company’s Report on Form 8-K dated December 15, 2005.

(26)	Incorporated by reference to the Company’s Report on Form 8-K dated May 23, 2006.

(27)	Incorporated by reference to the Company’s Report on Form 8-K dated April 30, 2007.

(28)	Incorporated by reference to the Company’s Report on form 8-K dated July 31, 2007.

(29)	Incorporated by reference to the Company’s Report on form 8-K dated September 12, 2007.

(30)	Incorporated by reference to the Company’s Report on form 8-K dated April 29, 2006.

(31)	Incorporated by reference to the Company’s Report on form 8-K dated April 29, 2008.

(31)	Incorporated by reference to the Company’s Report on form 8-K dated April 29, 2009

(32)	Incorporated by reference to the Company’s Report on Form 8-K dated July 15, 2008

(33)	Incorporated by reference to the Company’s Report on Form 8-K dated September 25, 2008

(34)	Incorporated by reference to the Company’s Report on Form 8-K dated August 19, 2009

(35)	Incorporated by reference to the Company’s Report on Form 8-K dated August 31, 2011

(36)	Filed herewith.

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
JUNE 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Nutrition 21, Inc.

We have audited the accompanying consolidated balance sheets of Nutrition 21, Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the three-year period ended June 30, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nutrition 21, Inc. and subsidiaries as of June 30, 2011 and 2010, and their consolidated results of operations and cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring losses, has relied on financing activities to supplement cash from operations and has an accumulated deficit of $135.8 million at June 30, 2011. In September 2011, the Company’s Series J Convertible Preferred Stock of approximately $17.8 million became due and the Company did not have sufficient cash to meet this redemption payment.  As a result, on August 26, 2011, the Company filed a voluntary petition for relief with the United States Bankruptcy Court. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP
Roseland, New Jersey
October 13, 2011

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2011	June 30, 2010
ASSETS

Current assets:

Cash and cash equivalents	$1,673	$835

Restricted cash	—	100

Accounts receivable (less allowances for doubtful accounts and returns of $759 and $1,231 at June 30, 2011 and 2010, respectively)	827	1,495

Other receivables	29	224

Inventories	68	173

Prepaid expenses and other current assets	200	104

Total current assets	2,797	2,931

Property and equipment, net	47	57

Patents, trademarks and other amortizable intangibles (net of accumulated amortization of $27,122 and $27,011 at June 30, 2011 and 2010, respectively)	619	588

Other assets	—	386

TOTAL ASSETS	$3,463	$3,962

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2011	June 30, 2010

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Accounts payable	$382	$719
Accrued expenses	506	1,321
8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at June 30, 2011)	17,178	—

Total current liabilities	18,066	2,040

8% Series J convertible preferred stock subject to mandatory redemption (redemption value $17,750 at June 30, 2010)	—	15,068

Total liabilities	18,066	17,108

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:

Preferred stock, $0.01 par value, authorized 5,000,000 shares, 100,000 shares designated as Series H, none issued and outstanding, 9,600 shares designated as Series I convertible preferred stock, 9,600 issued, none outstanding, 17,750 shares designated as Series J convertible preferred stock, 17,750 issued and outstanding at June 30, 2011 and 2010, respectively (see liabilities above).	—	—

Common stock, $0.005 par value, authorized 500,000,000 shares at June 30, 2011 and 2010 respectively; 192,936,779 and 96,225,520 shares issued and outstanding at June 30, 2011 and 2010, respectively.	962	479
Additional paid-in capital	120,247	119,215
Accumulated deficit	(135,812)	(132,840)

Total stockholders’ deficit	(14,603)	(13,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,463	$3,962

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	YEARS ENDED JUNE 30,
	2011	2010	2009

Net sales	$6,233	$8,428	$7,336
Other revenues	448	335	348

TOTAL REVENUES	6,681	8,763	7,684

COSTS AND EXPENSES

Cost of revenues	1,692	2,087	1,722
General and administrative expenses	2,667	3,214	3,883
Advertising and promotion expenses	823	740	625
Research and development expenses	397	392	364
Depreciation and amortization	143	387	1,106

TOTAL COSTS AND EXPENSES	5,722	6,820	7,700

OPERATING INCOME (LOSS)	959	1,943	(16)

Interest income	3	2	93
Interest expense	(3,863)	(3,781)	(4,463)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(2,901)	(1,836)	(4,386)

Income tax benefit	—	—	(199)

LOSS FROM CONTINUING OPERATIONS	(2,901)	(1,836)	(4,187)

DISCONTINUED OPERATIONS

Loss on disposal of discontinued operations, net of $1.2 million of income taxes in 2010	—	(2,140)	—
Income (loss) from discontinued operations	(71)	320	(16,622)
Loss from discontinued operations	(71)	(1,820)	(16,622)

NET LOSS	$(2,972)	$(3,656)	$(20,809)

Loss per common share: continuing operations	$(0.02)	$(0.02)	$(0.06)
Loss per common share: discontinued operations	$(0.00)	$(0.02)	$(0.25)
Net loss per common share	$(0.02)	$(0.04)	$(0.31)
Weighted average number of common shares – basic and diluted	154,363,920	81,387,689	67,195,724

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Deficit	Loss	Total

Balance at June 30, 2008	63,583,205	$315	$115,721	$(108,375)	$(260)	$7,401

Issuance of common stock for dividends on Series I preferred stock	842,907	4	175	—	—	179
Issuance of common stock for dividends on Series J preferred stock	6,795,338	34	1,387	—	—	1,421
Exercise of stock options	10,000	—	4	—	—	4
Stock-based compensation expense	—	—	474	—	—	474
Reversal of temporary impairment on investments in auction rate securities	—	—	—	—	260	260
Net loss for the year	—	—	—	(20,809)	—	(20,809)
Balance at June 30, 2009	71,231,450	353	117,761	(129,184)	—	(11,070)

Issuance of common stock for dividends on Series J preferred stock	25,033,362	126	1,295	—	—	1,421
Stock-based compensation expense	—	— —	159	—	—	159
Cancellation of restricted stock	(39,292)	—	—	—	—	—
Net loss for the year	—	—	—	(3,656)	—	(3,656)
Balance at June 30, 2010	96,225,520	479	119,215	(132,840)	—	(13,146)

Issuance of common stock for dividends on Series J preferred stock	96,711,259	483	937	—	—	1,420
Stock-based compensation expense	—	— —	95	—	—	95
Net loss for the year	—	—	—	(2,972)	—	(2,972)
Balance at June 30, 2011	192,936,779	$962	$120,247	$(135,812)	$—	$(14,603)

See accompanying notes to consolidated financial statements.

NUTRITION 21, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEARS ENDED JUNE 30,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(2,972)	$(3,656)	$(20,809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	32	13	30
Deferred income taxes	—	—	(952)
Amortization of intangibles	111	374	1,076
Accretion of preferred stock and amortization of deferred financing costs	2,419	2,355	2,300
Accretion on note payable to Iceland Health	—	—	64
Convertible preferred stock dividend paid in common stock charged as interest expense	1,420	1,421	1,600
Stock-based compensation expense	95	159	474
Impairment of goodwill and other intangible assets with indefinite lives	—	—	17,539
Loss on sale of discontinued operations	—	2,140	—
Changes in operating assets and liabilities net of effects of dispositions:
Accounts receivable	668	908	170
Other receivables	195	292	(230)
Inventories	105	2,304	(2,864)
Prepaid expenses, other current assets and other assets	(19)	363	1,265
Accounts payable and accrued expenses	(1,152)	(2,122)	(134)
Deferred income	—	(361)	(867)
Net cash provided by (used in) operating activities	902	4,190	(1,338)

Cash flows from investing activities:
Payments for patents and trademarks	(142)	(172)	(556)
Purchases of property and equipment	(22)	(23)	(10)
Payments for patents and trademarks	—	(76)	(149)
Decrease in restricted cash	100	—	1,000
Proceeds from sale of auction rate securities	—	—	4,000
Net cash (used in) provided by investing activities	(64)	(271)	4,285

Cash flows from financing activities:
Proceeds from stock option exercises	—	—	4
Proceeds from long-term debt, net	—	—	199
Repayment of short-term borrowings and long-term debt	—	(4,457)	(3,000)
Redemption of 6% Series I convertible preferred stock	—	—	(3,594)
Net cash used in financing activities	—	(4,457)	(6,391)

Net increase (decrease) in cash and cash equivalents	838	(538)	(3,444)
Cash and cash equivalents at beginning of year	835	1,373	4,817
Cash and cash equivalents at end of year	$1,673	$835	$1,373

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

On August 26, 2011, we filed statements and schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company (the “Debtors”) as of the petition date.  The resolution of claims contained in the schedules or otherwise filed against the Debtors could result in a material adjustment to our consolidated financial statements.  Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

d)	Financial Accounting Standards Board Accounting Standards Codification

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

The Company considers all interest-earning liquid investments with a maturity of less than three months when acquired to be cash equivalents. Cash equivalents included in the accompanying financial statements include money market accounts and bank overnight investments.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

Note 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f)	Inventories

Inventories, which consist primarily of finished goods, are carried at the lower of cost (on a first-in, first-out method) or estimated net realizable value.  The Company’s allowance for inventory obsolescence was $0.1 million and $0.2 million as of June 30, 2011 and 2010, respectively.

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

Advertising costs are expensed as incurred.  The amount charged to expense during fiscal year 2011 was $0.3 million and amounts charged to expense during fiscal years 2010 and 2009 was $0.2 million, respectively.

o)	Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill consists principally of the excess of cost over the fair value of net assets acquired. Other intangibles with indefinite lives are the registered tradenames acquired with the acquisition of Iceland Health. Such assets are not amortized.  Instead they are tested annually for impairment.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are tested for impairment at least annually and more frequently upon the occurrence of certain events. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our intangible assets or goodwill. The value of our indefinite lived intangible assets and goodwill could also be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a significant slowdown in the economy or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently, if indicators of impairment exist. All goodwill and intangible assets with indefinite lives have been written off prior to 2011.

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

Certain reclassifications (approximately $16.6 million of losses from discontinued operations for fiscal year 2009) have been made to prior years’ financial statements to conform to the 2011 presentation.

Note 2	LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For several years we have incurred significant recurring losses, and have relied on financing activities to supplement cash from operations.  At June 30, 2011, we had cash and cash equivalents of $1.7 million . We have incurred annual net losses and, at June 30, 2011, we had an accumulated deficit of approximately $135.8 million.

In September 2011, the Company must redeem its Series J Convertible Preferred Stock for approximately $17.8 million. We do not currently have sufficient cash to meet this redemption payment.  The Company filed a Chapter 11 Petition and remains in possession of its assets and continues to operate its business as a debtor-in-possession as it operated its business prior to filing the Chapter 11 Petition.

On August 26, 2011, we filed statements and schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the petition date.  The resolution of claims contained in the schedules or otherwise filed against the Debtors could result in a material adjustment to our consolidated financial statements.  Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

The Company has adopted seven stock option plans which permit the grant of share options and shares to its employees for up to 16.0 million shares of common stock.  The Company believes that such awards better align the interests of the employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest ratably over several years from the date of grant and expire ten years from the date of grant.  Approximately 3.8 million options remain available for grant under these plans at June 30, 2011.

Share-Based Compensation Information

The Company granted 0.1 million stock options in the year ended June 30, 2011 with an exercise price equal to the market price at a date of grant and a fair market value of $1 thousand based on Black-Scholes option pricing model.

The weighted average assumptions used in the Company’s Black-Scholes option pricing model related to stock option grants during the years ended June 30, 2011, 2010 and 2009 were as follows:

	June 30,
	2011	2010	2009
Expected option lives	10.0 years	2.0-10.0 years	5.0-10.0 years
Volatility	129.69%	107.12-134.61%	99.13%
Risk-free interest rate	0.60%	0.72%	1.48%
Dividend yield	0%	0%	0%
Forfeiture rate	13%	13%	10%

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 4	STOCK-BASED COMPENSATION (continued)

The Company has not paid nor does it contemplate paying a dividend in the near future.  As such a 0% dividend yield was used.  The years of expected lives are based on the Company’s historical employee exercise information. Expected volatilities are based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant.

Share-based compensation expense recognized in the consolidated statement of operations for the years ended June 30, 2011, 2010 and 2009 is based on awards ultimately expected to vest, and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures are estimated to be approximately 13% based on historical experience.

The Company recorded $0.1 million, $0.2 million and $0.5 million in share-based compensation expense in the years ended June 30, 2011, 2010 and 2009, respectively.  Share-based compensation expense is recorded in selling, general and administrative expenses.

The following is a summary of option activity for the year ended June 30, 2011:

OPTIONS	Shares	Weighted-Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2010	5,995	$0.42
Granted	100	$0.02
Exercised	—	—
Forfeited or expired	(723)	$1.06
Outstanding at June 30, 2011	5,372	$0.33	6.4	$0
Exercisable at June 30, 2011	4,413	$0.36	6.1	$0

The weighted-average grant-date fair value of options granted during the fiscal years 2011, 2010 and 2009 was $0.01, $0.03 and $0.28 per share, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2011 and changes during the year ended June 30, 2011 is presented below:

NONVESTED OPTIONS	Options	Weighted- Average Grant-Date Fair Value

Nonvested at July 1, 2010	2,005	$0.28
Granted	—	—
Vested	(707)	$0.50
Forfeited	(339)	$0.94
Nonvested at June 30, 2011	959	$0.28

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 4	STOCK-BASED COMPENSATION (concluded)

At June 30, 2011, there was $20 thousand of unrecognized compensation costs related to non-vested options.  The costs are expected to be recognized over a weighted-average period of 1 year.

The total fair value of shares vested during the years ended June 30, 2011, 2010 and 2009 was $0.4 million, $0.4 million and $0.4 million, respectively.

During the year ended June 30, 2011, the Company did not grant any shares of restricted stock.

The following is a summary of restricted stock award activity for the year ended June 30, 2011:

RESTRICTED STOCK	Shares	Weighted- Average Exercise Price	Weighted– Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at July 1, 2010	131	$1.57
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at June 30, 2011	131	$1.57	—	$—
Exercisable at June 30, 2011	131	$1.57	—	$—

Note 5	FINANCIAL INSTRUMENTS AND MAJOR CUSTOMERS

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  Concentrations of credit risk with respect to accounts receivable are limited as the Company performs on-going credit evaluations of its customers.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.  Management does not believe that significant credit risk exists at June 30, 2011.

The Company places its cash equivalents with financial institutions and brokerage houses.  The Company has substantially all of its cash in two bank accounts.  The balances are insured by the FDIC up to $250,000.  Such cash balances may exceed FDIC limits. At June 30, 2011, the Company had $1.4 million in excess of FDIC limits.

The Company sells its products to customers worldwide.  The Company performs ongoing credit evaluations of its customer’s financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral.  The Company maintains reserves for credit losses based on past write-offs, collections and current credit evaluations and, through June 30, 2011, such losses have been within management’s expectations.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 5	FINANCIAL INSTRUMENTS AND MAJOR CUSTOMERS (continued)

In fiscal year 2011, three customers accounted for approximately 28% of total revenues. In fiscal year 2010, three customers accounted for 39% of total revenues. For fiscal year 2011, two customers accounted for more than 32% of accounts receivable, net, while in fiscal year 2010, two customers accounted for more than 52% of accounts receivable, net. In fiscal year 2009, one customer accounted for 24% of total revenues, and two customers accounted for more than 56% of accounts receivable, net.

Note 6	PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net, at June 30, 2011 and 2010 are as follows:

	2011	2010

Furniture and fixtures	$486	$486
Machinery and equipment	176	176
Office equipment and leasehold improvements	581	563
Computer equipment	851	848
	2,094	2,073
Less: accumulated depreciation and amortization	(2,047)	(2,016)
Property and equipment, net	$47	$57

Depreciation expense was $32 thousand, $13 thousand and $30 thousand for the years ended June 30, 2011, 2010 and 2009, respectively.

Note 7	PATENTS TRADEMARKS AND OTHER AMORTIZABLE INTANGIBLES

During fiscal years 2011, 2010 and 2009, changes in patents, trademarks and other amortizable intangibles relate to the investment of $0.2 million, in each of the respective years, in existing patents, which will be amortized over the remaining life of the patents. No significant residual value is estimated for these intangible assets. Intangible asset amortization expense was $0.1 million for fiscal year 2011, $0.4 million for fiscal year 2010, and $1.1 million for fiscal year 2009. The components of intangible assets are as follows:

	June 30,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and licenses	$9,914	$(9,683)	$9,772	$(9,582)
Trademarks, trade names and other amortizable intangible assets	17,827	(17,439)	17,827	(17,429)
	$27,741	$(27,122)	$27,599	$(27,011)

Amortization expense for the net carrying amount of intangible assets at June 30, 2011 is estimated to be approximately $0.1 million in fiscal year 2012 through 2016.

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

Note 9	ACCRUED EXPENSES

The following items are included in accrued expenses at June 30, 2011 and 2010:

	2011	2010
Consulting and professional fees payable	$100	$223
Accrued compensation and related expense	47	286
Accrued expenses related to products	4	14
Accrued dividend and other financing costs	355	433
Other accrued expenses	—	365
	$506	$1,321

Note 10	8% SERIES J CONVERTIBLE PREFERRED STOCK

On September 10, 2007, the Company entered into a securities purchase agreement under which the Company, for $17,750,000, sold to private investors 17,750 shares of 8% Series J Convertible Preferred Stock (the “Preferred Stock”) and warrants to purchase 6,715,218 shares of common stock.

Each share of Preferred Stock has a stated value of $1,000 per share.  The Preferred Stock is convertible into common stock at the option of the holders at $1.2158 per share (a total of 14,599,441 shares of common stock at June 30, 2011), subject to anti-dilution provisions and other limitations.  The Company’s stockholders approved the transaction at the Company’s annual meeting on November 29, 2007.  Subject to certain conditions, the Company can force conversion of the Preferred Stock if the 20 consecutive trading day volume weighted average price of the common stock is at least $3.6474.

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 10	8% SERIES J CONVERTIBLE PREFERRED STOCK (continued)

The warrants are exercisable commencing March 11, 2008 and ending on March 11, 2013 at $1.2158 per share subject to anti-dilution provisions and other limitations.  The warrants may in certain circumstances be exercised on a cashless basis, i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price.

The Company, based on relative fair value, initially recorded additional paid-in capital of $7.2 million relating to a beneficial conversion feature of the Preferred Stock and the fair value of the warrants with the remaining $10.5 million of the proceeds recorded as a long-term liability.  As a result,  dividends  on the Preferred Stock are charged as interest expense.  Related issuance costs of $1.1 million, classified as other assets on the consolidated balance sheets, are amortized over the term of the Preferred Stock using the effective interest rate method. As of June 30, 2011, there is $0.4 million remaining. In addition, debt discount is being accreted based on the redemption price and charged to interest expense over the term of the Preferred Stock.

In fiscal year 2011, $2.1 million was charged to interest expense for accretion.  For the year ended June 30, 2011, the Company issued 96,711,259 shares of common stock with a fair value of $1.4 million in lieu of a cash dividend.

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

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 12	STOCKHOLDERS’ DEFICIT (concluded)

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

The Company had outstanding warrants issued to non-employees for services as follows:

WARRANTS	Number	Wtd-Avg Exercise Price	Wtd-Avg Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 1, 2010	97,222	$1.80
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2011	97,222	$1.80	1.9	—
Exercisable at June 30, 2011	97,222	$1.80	1.9	—

No warrants were exercised in fiscal years 2011 and 2010.  The warrants expire in 2012.

The Company recorded compensation expense associated with warrants issued to non-employees for services rendered of $14 thousand during fiscal years 2011, 2010 and 2009, respectively.

Note 13	LOSS PER COMMON SHARE

Diluted loss per common share for the fiscal years ended June 30, 2011, 2010 and 2009, does not reflect the total of any of the incremental shares related to the assumed conversion or exercise of preferred stock, stock options and warrants (26,450,134, 26,470,232 and 31,249,775 shares, respectively) as the effect of such inclusion would be anti-dilutive because of the reported net loss.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

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

In addition, the Company also maintains a 401(k) defined contribution plan.  Contributions to the plan for the fiscal years 2011, 2010 and 2009 were $0.1 million each year.

Note 15	INCOME TAXES

The provisions (benefits) for income taxes for the fiscal years ended June 30, 2011, 2010 and 2009 consist of the following (in thousands):

	2011	2010	2009
Current state taxes	$0	$0	$0
Deferred	0	0	(199)
	$(0)	$(0)	$(199)

Income taxes attributed to the pre-tax loss differed from the amounts computed by applying the U.S. federal statutory tax rate to the pre-tax loss as a result of the following (in thousands):

	2011	2010	2009
Income benefit at U.S. statutory rate	$(1,005)	$(1,243)	$(7,396)
Increase/ (reduction) in income taxes resulting from:

Change in valuation allowance	(469)	(205)	880
True up of deferred tax asset	132	167	(7)
Non deductible interest and dividends	1,338	1,272	1,327
State tax (benefits), net of federal	—	—	(157)
Impairment of goodwill	—	—	5,154
Other items	4	9	—

Total income tax (benefit) provision	$0	$0	$(199)

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except share data)

Note 15	INCOME TAXES (concluded)

The tax effects of temporary differences that give rise to deferred taxes and deferred tax assets and deferred tax liabilities at June 30, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$19,871	$19,353
Accrued expenses	603	595
Allowance for doubtful accounts and returns	303	492
Inventory reserve	19	77
Intangible and fixed assets	2,836	3,669
Other	2	2
Total gross deferred tax assets	23,634	24,188
Less valuation allowance	(23,634)	(24,188)
Net deferred tax assets	$—	$—

Deferred tax liabilities:
Trade names	$—	$—
	$—	$—

At June 30, 2011, the Company has available, for Federal and state income tax purposes, net operating loss carry forwards of approximately $50.4 million expiring through 2031. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986 as amended.

As of June 30, 2011 and 2010, the Company had no liabilities related to uncertain tax positions. Additionally, the Company does not believe there are any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months from June 30, 2011.

In the event the Company is required to recognize a liability for uncertain tax positions, any associated penalties and interest accrued would be recorded as a component of income tax expense. There have been no income tax related penalties or interest assessed or recorded as of June 30, 2011 and 2010.

The Company conducts business principally in the United States. As a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state and local tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to income tax examinations for tax years before June 30, 2008 in the U.S.

NUTRITION 21, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands)

Note 16	COMPREHENSIVE LOSS

Comprehensive loss includes unrealized gains (losses) on the auction rate securities that are classified as investments. The differences between net loss and comprehensive loss for each of these periods are as follows:

	Years Ended June 30,
	2011	2010	2009
Net loss	$(2,972)	$(3,656)	$(20,809)
Other comprehensive income:
Change in unrealized losses on available-for-sale securities	—	—	260

Comprehensive loss	$(2,972)	$(3,656)	$(20,549)

Note 17	COMMITMENTS AND CONTINGENCIES

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

San Francisco Technology Inc. filed suit in the United States District Court for the Northern District of California against the Company, and twenty-four other companies with a Complaint for unspecified total damages.  The Complaint against the Company was served on July 22, 2010 and alleges, among other things, that the Company falsely marked Iceland Health Advanced Memory Formula with an expired patent number to deceive the public.  The California Court dismissed the Complaint against the Company and transferred the suit to the Southern District of New York.  The Company settled the suit on May 31, 2011 for $22,500.

In connection with the Company’s purchase agreement for Nutrition 21 on August 11, 1997, the Company made cash payments of $0.2 million for each of the fiscal years 2010 and 2009. There are no future commitments.

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

For the year ended June 30, 2011, there was no revenue from discontinued operations and losses of $71 thousand. For the year ended June 30, 2010, revenues from discontinued operations were $4.5 million and losses from discontinued operations were $ 1.9 million compared with revenues of $31.9 million and loss from discontinued operations of $16.6 million in the comparable year ended June 30, 2009. The loss from discontinued operations in fiscal year 2009 included a non-cash impairment charge of $17.5 million. The net loss from continuing operations for the year ended June 30, 2010 was $1.8 million compared to $4.2 million for the year ended June 20, 2009.

Note 20	SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$201	$563
Supplemental schedule of non cash investing and financing activities:
Increase in obligation for Nutrition 21 contingent payment	—	—	153
Issuance of common stock for dividends on Series I preferred stock	—	—	179
Issuance of common stock for dividends on Series J preferred stock	1,420	1,420	1,421

Note 21	SUBSEQUENT EVENTS

On July 1, 2011, the Company issued 61,631,944 shares of common stock to holders of its Series J Convertible Preferred Stock for dividends.

On August 26, 2011, the Board of Directors concluded that a federal court-supervised bankruptcy process for the sale of all or substantially all of the Company’s assets was the appropriate action. The Company does not have sufficient cash to meet a required redemption of its Series J 8% Convertible Preferred Stock on September 11, 2011 for $17.750 million.

On August 26, 2011, Nutrition 21, Inc. (the “Company”), on its behalf and on behalf of its wholly-owned subsidiaries (together with the Company, the “Debtors”), filed a voluntary petition for relief (the “Chapter 11 Petition”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 11-23712) (the “Bankruptcy Case”).

The Chapter 11 Petition was filed, among other purposes, to enable the Company to pursue a sale of all or substantially all of the Debtors’ assets under Section 363 of the Bankruptcy Code.  The Company remains in possession of its assets and continues to operate its business as a debtor-in-possession.  There can be no assurance that an asset sale referred to above will be consummated, or that any proceeds of such a sale would result in the Company being able to make distributions to holders of the Company’s Series J 8% Convertible Preferred Stock (the “Series J Preferred Stock”) or to holders of the Company’s common stock.

The Company entered into a Plan Support Agreement, dated as of August 26, 2011 (the “Plan Support Agreement”), with holders of approximately 90% of the Company’s outstanding Series J Preferred Stock.  The holders of Series J Preferred Stock that are parties to the Plan Support Agreement have agreed, subject to certain conditions, to vote in favor of a plan of reorganization to be proposed by the Company in respect of the Bankruptcy Case, so long as that plan is consistent with the term sheet attached as Exhibit A to the Plan Support Agreement setting forth material terms of a potential plan of reorganization (the “Plan Term Sheet”).  The Plan Term Sheet generally contemplates that the Debtors’ assets will be sold or liquidated and distributed to holders of claims and equity interests in accordance with the statutory distribution and priority scheme established by the Bankruptcy Code.  The Plan Term Sheet further contemplates that holders of the Company’s common stock will receive interests in a liquidating trust entitling such holders to distributions only after holders of the Series J Preferred Stock have been paid in full.  The Company believes that cash distributions on account of the Company’s common stock are unlikely.

Sale Motion and Bidding Procedures Order

On August 31, 2011, the Debtors filed with the Bankruptcy Court a motion seeking to establish bidding procedures for an auction to sell all or substantially all of the Debtors’ assets (the “Auction”), and to schedule a hearing for the Bankruptcy Court to consider approval of the Debtors’ sale of such assets to a successful bidder at the Auction.  On September 22, 2011, the Bankruptcy Court issued an order (the “Bidding Procedures Order”) approving the above bidding procedures.  The Bidding Procedures Order requires interested parties to submit qualified bids for the Debtors’ assets by October 28, 2011 and contemplates that the Auction will be held on November 1, 2011.  Assuming the Auction results in a sale of the Debtors’ assets, the Debtors expect to seek Bankruptcy Court approval of the sale (a “Sale Order”) on November 3, 2011.

Asset Purchase and Sale Agreement dated as of October 7, 2011

On October 7, 2011, the Company, Nutrition 21, LLC and N21 Acquisition Holding, LLC (the “Purchaser”) entered into an Asset Purchase and Sale Agreement, dated as of such date (the “Asset Sale Agreement”).

Pursuant to the terms of the Asset Sale Agreement and subject to the results of the Auction as more fully set forth below, upon the closing of the transactions contemplated thereby, the Purchaser will purchase substantially all of the assets of the Debtors and will assume certain of the Debtors’ obligations associated with the purchased assets through a supervised sale under Section 363 of the Bankruptcy Code.  The purchase price for such assets under the Asset Sale Agreement is $5,000,000 (the “Purchase Price”), subject to certain adjustments as set forth in the Asset Sale Agreement.  In connection with the execution of the Asset Sale Agreement, the Purchaser is required to deposit $500,000 into an escrow account which will be either applied to the Purchase Price or released in whole or in part to one of the parties in accordance with the Asset Sale Agreement.

The Purchaser entered into the Asset Sale Agreement as a “stalking horse” bidder and, accordingly, the consummation of the transactions contemplated by the Asset Sale Agreement is subject to the Company’s solicitation and potential receipt of higher or otherwise better competing bids from third parties pursuant to the terms of the Bidding Procedures Order and the Auction process.

The Asset Sale Agreement contains customary representations, warranties and covenants for a transaction of the type contemplated by the Asset Sale Agreement, including but not limited to a covenant by the Company to operate the Debtors’ business in the ordinary course pending closing.  As more particularly set forth in the Asset Sale Agreement, the closing of the transactions contemplated thereby is subject to certain customary conditions, including without limitation the Bankruptcy Court’s entry of a Sale Order approving the sale of assets to the Purchaser as contemplated by the Asset Sale Agreement.

The Asset Sale Agreement contains certain customary termination rights for the Company and the Purchaser, including termination rights for the Purchaser if (i) a Sale Order approving and authorizing the Company to consummate the transactions contemplated by the Asset Sale Agreement is not entered by the Bankruptcy Court on or prior to November 15, 2011, (ii) the transactions contemplated by the Asset Sale Agreement are not consummated by December 15, 2011 or (iii) the Company consummates an alternative transaction with another bidder.

The Asset Sale Agreement provides that the Company will reimburse the Purchaser for specified expenses up to $100,000 in certain circumstances, including the Company’s consummation of a competing transaction with another bidder.  The Asset Sale Agreement also provides that the Company will pay the Purchaser a break-up fee of $150,000 in certain circumstances if the Company consummates a competing transaction with another bidder.

Auction of Debtors’ Assets

Although the Bankruptcy Court has issued the Bidding Procedures Order and established a date on which the Company may conduct the proposed Auction of the Debtors’ assets, there is no assurance that any party other than the Purchaser in fact will bid for the assets, that the assets will be sold to any bidder (including the Purchaser) or that the Bankruptcy Court will approve any sale of assets pursuant to the Auction.  Accordingly, there is no assurance that there will be any sale proceeds or other amounts to distribute to holders of allowed claims against or interests in the Debtors, including holders of the Series J Preferred Stock.  Moreover, even if the Auction results in a Bankruptcy Court-approved sale of the Debtors’ assets, the Company does not expect at any point, as a result of the Auction or otherwise, to have cash available for distributions to holders of the Company’s common stock.

Payment of Certain Pre- and Post-Petition Obligations and Claims

Subsequent to the date of the Chapter 11 Petition, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, including certain employee wage and benefit obligations, cash management and payment of pre-petition claims of certain vendors deemed critical to the Company’s ongoing business.  The Company is and intends to continue paying claims arising after the petition date in the ordinary course of the Company’s business.  With the approval of the Bankruptcy Court, the Company has retained legal and financial professionals to advise the Company on the Bankruptcy Case, as well as certain other professionals to provide services and advice to the Company in the ordinary course of the Company’s business.  From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

The Company has incurred and expects to continue to incur costs and expenses associated with the Bankruptcy Case.  The amount of these costs and expenses is expected to affect the Company’s financial position and results of operations.

Liquidating Plan of Reorganization

The Company intends to conclude the Bankruptcy Case by filing with the Bankruptcy Court a proposed plan of reorganization.  A plan of reorganization determines the rights and satisfaction of claims of a debtor’s various creditors and security holders, and is subject to the ultimate outcome of negotiations and bankruptcy court decisions ongoing through the date on which the plan of reorganization is confirmed by the court.

The Company intends that its proposed plan will be a liquidating plan of reorganization.  The Company intends that its proposed plan will reflect the terms of the Plan Support Agreement and the Plan Term Sheet by providing for a liquidating sale of the Debtors’ assets.  The Company anticipates filing its proposed plan with the Bankruptcy Court promptly following the Auction.  In order for the proposed plan of reorganization to become effective, it must be confirmed by the Bankruptcy Court.  The Company intends to take all actions necessary to obtain such confirmation.